Form 10QSB
period 1995-06-30
FIRST COLONIAL GROUP INC
filed 1995-08-11
CIK 714719

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                      ------------------------------------

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                          Commission File No. 0-11526

                           FIRST COLONIAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         PENNSYLVANIA                                   23-2228154
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

76 SO. MAIN ST., NAZARETH, PA                            18064
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.



        YES     X            NO   _____



INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE
DATE:  1,463,850 SHARES OF COMMON STOCK, $5 PAR VALUE,
OUTSTANDING ON JUNE 30, 1995.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                                        June 30      Dec. 31
                                                          1995         1994
                                                      ---------    ---------
ASSETS
  Cash and Due From Banks                             $  11,191    $  10,669
  Federal Funds Sold                                      2,000         --
                                                      ---------    ---------
    Total Cash and Cash Equivalents                      13,191       10,669
  Interest-Bearing Deposits With Banks                      941          401
  Investment Securities                                  37,251       36,525
    (Market Value: June 30, 1995 - $37,177;
     Dec. 31, 1994 - $34,398)
  Securities Available-for-Sale at Fair Value            48,072       43,610
  Mortgage Loans Held-for-Sale                              684           69
  Total Loans, Net of Unearned Discount                 190,002      185,215
    LESS:  Allowance for Possible Loan Losses            (2,303)      (2,187)
                                                      ---------    ---------
     Net Loans                                          187,699      183,028
  Premises and Equipment                                  5,974        5,862
  Other Real Estate Owned                                   616          373
  Accrued Interest Income                                 1,833        1,748
  Other Assets                                            2,827        2,268
                                                      ---------    ---------
      TOTAL ASSETS                                    $ 299,088    $ 284,553
                                                      =========    =========
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                     $  24,971    $  25,028
    Interest-Bearing Deposits                           226,843      222,504
                                                      ---------    ---------
      Total Deposits                                    251,814      247,532
  Securities Sold Under Agreements to Repurchase         10,695        9,027
  Short-Term Borrowing                                     --            750
  Long-Term Debt                                          7,669          862
  Accrued Interest Payable                                3,052        2,682
  Other Liabilities                                       2,262        1,300
                                                      ---------    ---------
      TOTAL LIABILITIES                                 275,492      262,153
                                                      ---------    ---------

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none Issued                --           --
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued - 1,463,850 shares at June 30, 1995
    and 1,455,427 shares at Dec.31,1994                   7,319        7,277
  Additional Paid in Capital                              6,968        6,882
  Retained Earnings                                       9,674       10,050
  Employee Stock Ownership Plan Debt                       (669)        (775)
  Net Unrealized Gain (Loss) on
  Securities Available-for-Sale                             304       (1,034)
                                                      ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                               23,596       22,400
                                                      ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 299,088    $ 284,553
                                                      =========    =========


See accompanying notes to consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                      Three Months Ended      Six Months Ended
                                      June 30,   June 30,    June 30,   June 30,
                                        1995       1994        1995       1994
                                     --------- ---------   --------- ---------

INTEREST INCOME:
  Interest and Fees on Loans          $ 4,204   $ 3,581      $ 8,261   $ 7,305
  Investment Securities Income
    Taxable                             1,085       848        2,150     1,554
    Tax-Exempt                             98        85          195       167
  Interest on Other Investments
    Deposits With Banks                    45        36           67        88
    Federal Funds Sold                      1        13            1        33
                                     --------- ---------   --------- ---------
      Total Interest Income             5,433     4,563       10,674     9,147
                                     --------- ---------   --------- ---------
INTEREST EXPENSE:
  Interest on Deposits                  2,070     1,657        3,932     3,367
  Interest on Repurchase Agreements       107        27          191        45
  Interest on Short-Term Borrowing          5        --           31        --
  Interest on Long-Term Debt              141        34          236        66
                                     --------- ---------   --------- ---------
      Total Interest Expense            2,323     1,718        4,390     3,478
                                     --------- ---------   --------- ---------
NET INTEREST INCOME:                    3,110     2,845        6,284     5,669
  Provision (credit) for
  Possible Loan Losses                   (172)      100        1,598       200
                                     --------- ---------   --------- ---------
    Net Interest Income After
    Provision For Possible
    Loan Losses                         3,282     2,745        4,686     5,469
                                     --------- ---------   --------- ---------
OTHER INCOME:
  Trust Income                            160       173          320       345
  Service Charges on Deposit Accounts     273       192          516       379
  Investment Securities Gains
   (Losses) , Net                          11        80          (14)       80
  Gain on the Sale of Mortgage Loans        7        --           13        94
  Other Operating Income                  109       119          253       226
                                     --------- ---------   --------- ---------
      Total Other Income                  560       564        1,088     1,124
                                     --------- ---------   --------- ---------
OTHER EXPENSES:
  Salaries and Employee Benefits        1,301     1,149        2,594     2,280
  Net Occupancy and Equipment Expense     453       295          915       811
     Other Operating Expenses             972       952        2,206     1,814
                                     --------- ---------   --------- ---------
           Total Other Expenses         2,726     2,496        5,715     4,905
                                     --------- ---------   --------- ---------
Income Before Income Taxes              1,116       813           59     1,688
Provision for Income Taxes (Credit)       345       245          (49)      512
                                     --------- ---------   --------- ---------

NET INCOME                           $    771  $    568    $     108 $   1,176
                                     ========= =========   ========= =========

     Net Income Per Share            $    .54  $    .40    $     .08 $     .83
                                     ========= =========   ========= =========

     Average Shares Outstanding     1,430,246 1,408,564    1,427,534 1,405,711


See accompanying notes to interim financial statements.

                           FIRST COLONIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                       Six Months Ended
                                                   June 30,         June 30,
                                                    1995              1994
                                                  --------         --------
OPERATING ACTIVITIES
Net Income (Loss)                                 $    108         $  1,176
Adjustments to Reconcile Net
Income to Net Cash
  Provided by Operating Activities:
    Provision for Possible Loan Losses               1,598              200
    Depreciation and Amortization                      303              208
    Amortization of Security Discounts                 (75)             (45)
    Amortization of Security Premiums                  102              144
    Amortization of Deferred Fees on Loans              40             (241)
    Investment Securities Gains, Net                    14              (80)
    Gain on Sale of Mortgage Loans                     (12)             (94)
    Mortgage Loans Originated for Sale              (2,048)          (3,159)
    Mortgage Loan Sales                              1,434           17,059
  Changes in Assets and Liabilities:
  Net (Increase) Decrease in
    Accrued Interest Income                            (85)            (125)
  Increase (Decrease) in Accrued
    Interest Payable                                   370             (413)
  Net Increase in Other Assets                        (568)            (548)
  Net Increase (Decrease) in Other Liabilities         272              223
                                                  --------         --------
Net Cash Provided by (Used In)
  Operating Activities                               1,452           14,305
                                                  --------         --------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                                 3,208            8,722
Proceeds from Maturities of Securities
  Held-to-Maturity                                   1,022            2,192
Proceeds from Sales of Securities
  Available-for-Sale                                 6,077            3,782
Purchase of Securities Available-for               (11,719)         (18,008)
Purchase of Securities Held-to-Maturity             (1,788)         (10,682)
Net (Increase) Decrease in Interest
Bearing Deposits With Banks                           (540)             141
Net Increase in Loans                               (6,540)          (8,609)
Purchase of Premises and Equipment, Net               (406)            (282)
Proceeds from Sale of Other Real Estate Owned          --               203
                                                  --------         --------
Net Cash Used In Investing Activities              (10,687)         (22,540)
                                                  --------         --------
FINANCING ACTIVITIES
Net Increase (Decrease) in Interest
  and Non-Interest Bearing Demand Deposits
  and Savings Accounts                              (7,468)           6,419
Net Increase (Decrease) in Certificates
  of Deposits                                       11,750           (2,455)
Net Increase (Decrease) in Long-Term Debt            6,913             (163)
Net Increase in Repurchase Agreements                1,668            2,743
Proceeds from Issuance of Stock                        128              118
Cash Dividends                                        (484)            (467)
Cash in Lieu of Fractional Shares                      --                (3)
                                                  --------         --------
Net Cash Provided by (Used In)
  Financing Activities                              11,757            6,192
                                                  --------         --------
Increase in Cash and Cash Equivalents                2,522           (2,043)
Cash and Cash Equivalents, January 1                10,669           14,931
                                                  --------         --------
Cash and Cash Equivalents, End of Period          $ 13,191         $ 12,888
                                                  ========         ========


See accompanying notes to consolidated financial statements.

                           FIRST COLONIAL GROUP, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE A  -  GENERAL

The accompanying Financial Statements, Footnotes and Discussion should be read in conjunction with the Audited Financial Statements, Footnotes, and Discussion contained in the Company's Annual Report for the year ended December 31, 1994.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjust-ments) necessary to present fairly the unaudited financial information have been made. The results for the three and six months ended June 30, 1995 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  CASH DIVIDENDS

On May 22, 1995 the Company paid its 1995 second quarter dividend on its common stock of $.17 per share to shareholders of record on May 11, 1995.

NOTE C  -  STOCK DIVIDEND

On June 28, 1994 the Company paid a 5% stock dividend to shareholders of record of June 6, 1994. Fractional shares were paid in cash based on the closing price of $17.00 per share on the record date. Earnings per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE D - IMPAIRED LOANS

On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loans' observable market price, or the fair value of the collecteral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:

                                                   June 30,
                                                     1995
                                                 ----------
     Principal amount of impaired loans          $1,766,000
     Accrued interest                                   ---
     Deferred loan costs                              5,000
                                                 ----------
                                                  1,771,000
     Less valuation allowance                       231,000
                                                 ----------
                                                 $1,540,000

On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the quarter ending June 30, 1995 is as follows:

     Valuation allowance at January 1, 1995      $  160,000
     Provision for loan impairment                   85,000
     Direct charge-offs                              14,000
     Recoveries                                        ---
                                                  ---------
     Valuation allowance at June 30, 1995        $  231,000

Total cash collected on impaired loans during the six month period ended June 30, 1995 was $126,000, of which $87,000 was credited to the principal balance outstanding on such loans and $38,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first six months of 1995 was $46,000 . Interest income on loans recognized for the first half of 1995 was $18,261,000. The valuation allowance for impaired loans of $231,000 at June 30, 1995 is included in the "Allowance for Possible Loan Losses" which amounts to $2,303,000 at June 30, 1995.

NOTE E  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G.Company, Inc. founded in 1986.

NOTE F  -  INVESTMENT CONSIDERATIONS

In analyzing whether to make, or to continue, an invstment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and six month periods ended June 30, 1995.

Liquidity and Capital Resources

        Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans and short-term borrowings. At June 30, 1995, cash, due from banks, Federal Funds Sold and interest-bearing deposits with banks totaled $14,132,000, and securities maturing within one year totaled $4,365,000. At December 31, 1994, cash, due from banks and interest-bearing deposits with banks totaled $11,070,000, and securities maturing within one year were $3,858,000. Securities sold under an agreement to repurchase totaled $10,695,000 at June 30, 1995 and $9,027,000 at December 31, 1994. At June 30, 1995 the Company had no short-term borrowings, but did have borrowings from the Federal Home Loan Bank totaling $7,000,000 of which $4,000,000 is due in November 1995 and $3,000,000 is due in
August 1996. The Company had short-term borrowings of $750,000 from the Federal Home Loan Bank at December 31, 1994. Federal Funds sold totaled $2,000,000 at June 30, 1995. The Company had no Federal Funds sold at December 31, 1994.

        The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest-bearing deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $544,000 at June 30, 1995 and $4,000 at December 31, 1994. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $27,666,000, all of which was available at June 30, 1995, subject to certain collateral requirements.

        Cash flows for the six months ended June 30, 1995 consisted of cash provided by financing activities of $11,757,000 partially offset by cash used in investing activities of $10,687,000 resulting in an increase in cash and cash equivalents of $2,522,000. Cash provided by operating activities consisted principally of net income of $108,000, mortgage loan sales of $1,434,000, provision for possible loan losses of $1,598,000, increases in accrued interest expense of $370,000 and depreciation and amortization of $303,000; reduced in part by mortgage loans originated for sale of $2,048,000 and increases in other assets of $568,000. The increase in other assets was the result of higher prepaid operating expenses. The increase in accrued interest expense was caused by growth in certificates of deposit.

        Cash from financing activities was provided by certificates of deposit growth of $11,750,000; increases in repurchase agreements of $1,668,000, net-increase in long-term debt of $6,913,000 offset inpart by a $7,468,000 decrease in non-interest bearing demand deposits and savings accounts. Also affecting financing activities was the issuance of 8,423 new shares of common stock pursuant to the Dividend Reinvestment Plan for proceeds of $128,000 and the payment of cash dividends of $484,000. Investing activities used cash for the purchase of securities available-for-sale of $11,719,000, the purchase of securities held-to-maturity of $1,788,000 and an increase in loans of $6,540,000, partially offset by the sales of securities available-for-sale of $6,077,000, maturities of securities available-for-sale of $3,208,000 and maturities of securities held-to-maturity of $1,022,000.

        The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at June 30, 1995 was $23,596,000 as compared to $22,400,000 at December 31, 1994, for an increase of $1,196,000 or 5.3%. This was attributable to net income for the first six months of 1995 of $108,000, proceeds of the sale of common stock to the Dividend Reinvestment Plan of $128,000 and a $1,338,000 increase in the fair value of the available-for-sale securities during the first six months of 1995 (see discussion on "Investment Securities"), less dividends paid on common stock of $484,000.

        On June 28, 1994 the Company paid a 5% stock dividend to shareholders of record on June 6, 1994. Fractional shares were paid in cash based on the stock price of $17.00 per share at the close of business on the record date.

        The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first six months of 1995, 8,423 shares of common stock were purchased from authorized and unissued shares at an average price of $15.20 for proceeds of $128,000.

        Banking regulators require bank holding companies and banks to maintain certain capital levels, through risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards now require all banks to have Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses.

        Banking regulators also require bank holding companies and banks to maintain a certain Tier 1 leverage ratio. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The following tables provide a comparison of the Company's and Bank's risk-based capital ratios and leverage ratio to the minimum regulatory guidelines for the periods indicated.

CAPITAL RATIOS OF THE COMPANY

                                   Company
                             June 30,    December 31,        Minimum
                               1995         1994       Regulatory Requirement
                               ----         ----

Tier 1 Leverage Ratio          7.66%        8.43%         3.00% - 5.00%

Risk-Based Capital Ratios
     Tier I Capital           14.29%       14.82%             4.00%
     Total Capital            15.53%       16.06%             8.00%



CAPITAL RATIOS OF THE BANK

                                      Bank
                             June 30,    December 31,        Minimum
                               1995         1994       Regulatory Requirement

Tier 1 Leverage Ratio          6.54%        7.23%          3.00% - 5.00%

Risk-Based Capital Ratios
     Tier I Capital           12.18%       12.77%              4.00%
     Total Capital            13.44%       14.23%              8.00%


        The Company is not aware of any trends, events or uncertainties that will have a material effect on the Company's liquidity, capital resources or operations, except for changes in interest rates which could cause deposit disintermediation and current uncertain economic conditions, the results of which cannot be determined at this time. The Company is not under any agreement with the regulatory authorities nor is it aware of any current recommendation by regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources, or the operations of the Company.

Assets and Liabilities
        Total assets at June 30, 1995 were $299,088,000, representing an increase of 5.1% over total assets of $284,553,000 at December 31, 1994. Deposits increased by $4,282,000 or 1.7% from $247,532,000 on December 31, 1994 to $251,814,000 on June 30, 1995. This increase was a result of growth of $11,750,000 in certificates of deposit partially offset by declines of $57,000 in non-interest checking deposits, $237,000 in interest-bearing checking accounts, $993,000 in money market deposits and $6,181,000 in savings and club accounts. Loans outstanding at June 30, 1995 were $190,002,000, as compared to $185,215,000 at December 31, 1994. This is an increase of $4,787,000 or 2.6%.
The growth in loans was comprised primarily of an increase of $3,106,000 or 4.6% in residential real estate loans, a $1,660,000 or 3.5% increase in consumer loans, and a $21,000 increase in commercial loans. During the first half of 1995, $1,434,000 of residential real estate loans were sold. The amount of these sold loans originated in the first half of 1995 was $1,365,000 with the remaining $69,000 being originated in 1994. The bank continues to service all of these loans. As of June 30, 1995 there were $684,000 of mortgage loans identified as held-for-sale. The loan to deposit ratio was 75.5% at June 30, 1995 and 74.8% at December 31, 1994.

        Premises and equipment increased by $112,000 to $5,974,000 at June 30, 1995 from $5,862,000 at December 31, 1994. This increase was primarily the result of the establishment of a new branch in the Redners Supermarket on Airport Road, Allentown, Lehigh County, Pennsylvania.

        The Company had long-term debt totaling $7,669,000 at June 30, 1995 as compared to $862,000 at December 31, 1994. During the first quarter of 1995 the Bank borrowed $7,000,000 from the Federal Home Loan Bank of Pittsburgh. Of this amount $4,000,000 matures in November 1995 and the remaining $3,000,000 matures in August 1996. The interest rate on these loans is based on LIBOR plus 2 basis points (currently 6.21%) and changes quarterly in February, May, August and November. The loans are secured by the Bank's investment in residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans.


Results of Operations
        The net income for the three month ended June 30, 1995 was $771,000, a $203,000 or 35.7% increase compared to net income of $568,000 for the same period in 1994. This increase was primarily attributable to an increase in net interest income of $265,000 and a decrease in the provision for loan losses of $272,000 due to a partial recovery of losses in the first quarter of 1995 relating to the overdrafts of a certain customer. This was partially offset by a decrease in total other income of $4,000, increases in total other expenses of $230,000 and higher Federal income taxes of $100,000.

        The net income for the six months ended June 30, 1995 was $108,000, a $1,068,000 decline from net income of $1,176,000 for the same period in 1994. This decrease is primarily attributable to an additional provision for possible losses of $1,278,000 (net of recoveries of $272,000) as a result of checking account overdrafts of a certain customer. Also contributing to the decrease in net income was increases in total other expenses of $810,000 and decreases in total other income of $36,000. This was partially offset by an increase in net interest income and a $561,000 decrease in Federal income taxes.

        Per share earnings for the three months ended June 30 were $.54 and $.40 for 1995 and 1994, respectively. Average shares outstanding during this three month period were 1,430,246 in 1995 and 1,408,564 in 1994. The net income per share was $.08 for the first six months of 1995 as compared to earnings per share of $.83 for the same time period in 1994. Average shares outstanding were 1,427,534 for the first six months of 1995 and 1,405,711 for the first six months of 1994. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 28, 1994.

Net Interest Income
        Net interest income is the difference between the interest earned on loans, other investments and other interest earning assets and the interest paid on deposits and other interest bearing liabilities. The net interest income amounted to $3,110,000 for the three months ended June 30, 1995, as compared to $2,845,000 for the three months ended June 30, 1994, an increase of $265,000 or 9.3%. During the three month period ended June 30, 1995, interest income increased $870,000 or 19.1% and interest expense increased by $605,000 or 35.2% over the same time period of 1994. The increase in interest income was the result of the increases in interest earned on interest earning assets being greater than the increase in the cost of funds.

        For the six month period ended June 30, 1995, net interest income increased $615,000 or 10.8% to $6,284,000 over the same period in 1994 of $5,669,000. In this six month period, interest income increased by $1,527,000 or 16.7% and interest expense increased $912,000 or 26.2% as compared to 1994. This increase in net interest income during the six month time period is due to an increase on interest rates earned on loans and investments as a result of higher interest rates. The increase in interest expense for the six month period was primarily due to an increase in certificates of deposit balances and higher interest rates. Interest earnings assets, including loans were $278,951,000 at June 30, 1995 as compared to $256,393,000 at June 30, 1994. This represents an increase of $22,558,000 or 8.8%.

Other Income and Other Expenses
        Other income for the three months ended June 30, 1995 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $549,000 as compared to $484,000 for the same period in 1994. This was an increase of $65,000 or 13.4% In the three month period ended June 30, 1995 service charges were $273,000 an $81,000 or 42.2% increase over the 1994 amount of $192,000. The revenues from the Trust Department operations were $160,000 for the three months ended June 30, 1995 as compared to $173,000 for the three months ended June 30, 1994, a decrease of $13,000 or 7.5%. There were $7,000 in gains on the sale of mortgage loans for the three month period ending June 30, 1995. There were no such gains during the same period in 1994. Other miscellaneous income for the three months ended June 30, 1995 was $109,000 as compared to $119,000 for the same period in 1994, a reduction of $10,000 or 8.4%.

        Total other income, including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, increased by 5.6% or $58,000 to $1,102,000 from $1,044,000 for the six months ended June 30, 1995 over the same time period in 1994. Service charges amounted to $516,000 for the six months ended June 30, 1995 compared to $379,000 for the six months ended June 30, 1994, an increase of $137,000 or 36.1%. The revenue from the Trust Department operations was $320,000 for the six months ended June 30, 1995, representing a $25,000 or 7.2% decrease over the $345,000 for the six months ended June 30, 1994. The gain on the sale of mortgage loans amounted to $13,000 for the first six months of 1995 as compared to $94,000 for the same period in 1994, a reduction of $81,000 or 86.2%. Other income for the six months ended June 30, 1995 was $253,000 as compared to $226,000 for the same period in 1994. This is an increase of $27,000 or 11.9%.

        Total other expenses for the three month period ended June 30, 1995 increased by $230,000 or 9.2% to $2,726,000 over the total other expenses for the same time period in 1994 of $2,496,000. Included in this increase is a $152,000 or 13.2% increase in salary and benefit expenses which were $1,301,000 as compared to $1,149,000 in 1994. This increase is primarily the result of the additional staff related to the opening of the new Stroudsburg branch in October 1994, the new Airport Road branch in March 1995 and general salary increases of approximately 3%. Occupancy and equipment expenses were $453,000 for the three month period ended June 30, 1995 and $395,000 for the three month period ended June 30, 1994 an increase of $58,000 or 14.7%. Most of this increase is due to increases in rent and maintenance expenses related to the new branches. Other operating expenses for the three month period ended June 30, 1995 were $972,000 an increase of $20,000 or 2.1% over the $952,000 in other expenses for the same period in 1994.

        Other expenses for the six months ended June 30, 1995 increased by $810,000 or 16.5%, to $5,715,000 from $4,905,000 for the same period in 1994.
Salaries and employee benefits were $2,594,000 for the six months ended June 30, 1995 as compared to $2,280,000 for the six months ended June 30, 1994 representing an increase of $314,000 or 12.1%. These increases are primarily due to the addition of the Stroudsburg and Airport Road branches. Occupancy and equipment expenses were $915,000 for the six months ended June 30, 1995 and $811,000 for the six months ended June 30, 1994, an increase of $104,000 or 12.8%. Most of this increase is also due to the new branches. Other operating expenses for the six months ended June 30, 1995 were $2,206,000 in relation to $1,814,000 for the six months ended June 30, 1994, an increase of $392,000 or 21.6%. This increase is primarily the result of higher legal fees related to a customer overdraft and expenses to open the new Airport Road branch.

Investment Securities
     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at June 30, 1995 and December 31, 1994.

        Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $48,072,000 in available-for-sale securities at June 30, 1995 with a net unrealized gain of $304,000. At December 31, 1994 available-for-sale securities amounted to $43,610,000 with a net unrealized loss of $1,034,000.

        During the three month period ended June 30, 1995 $4,047,000 of securities available-for-sale were sold for a net gain of $11,000. For the same period in 1994, $3,685,000 of available-for-sale securities were sold for a net gain of $80,000. For the six months of 1995, net securities losses amounted to $14,000 on the sale of $6,099,000 of available-for-sale securities. As compared to securities gains of $80,000 on the sale of $3,685,000 of available-for-sale securities for the same period in 1994.

        Held-to-maturity totaling $37,251,000 at June 30, 1995 are carried at cost. At December 31, 1994 the held-to-maturity securities totaled $36,525,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at June 30, 1995 and December 31, 1994, did not hold any securities identified as derivatives. At June 30, 1995 and December 31, 1994 the Company did hold $8,000,000 in various U. S. Agency Step-up or Multi Step-up securities ($5,000,000 in available-for-sale and $3,000,000 in held-to-maturity).

Allowance and Provision for Possible Loan Losses
        There was a $172,000 credit to the provision for loan losses for the three month period ended June 30, 1995. This credit was the result of a $272,000 partial recovery related to losses on the overdrawn checking accounts of a certain customer offset in part by a $100,000 provision for other loan losses. The provision for loan losses for the same period in 1994 was $100,000. The provision for loan losses for the first six months of 1995 was $1,598,000 as compared to $200,000 for the first six months of 1994. Included in the six month 1995 provision is $1,550,000 for an overdrawn checking accounts of a certain customer less the recovery of $272,000.

        Net loan losses were $1,383,000 including $1,278,000 related to the overdrawn checking accounts for the three month period ending June 30, 1995. Net loan losses for the same period in 1994 were $10,000. For the first six months of 1995 net loan losses were $1,482,000, including $1,278,000 related to the overdrawn checking accounts, as compared to $80,000 during the first six months of 1994.

        The allowance for possible loan losses at June 30, 1995 totaled $2,303,000 an increase of $116,000 over the December 31, 1994 amount of $2,187,000. The allowance for possible loan losses as a percentage of total loans outstanding at June 30, 1995 was 1.21%. This compares to 1.18% at December 31, 1995. As provided by SFAS No. 114, as amended by SFAS No. 118, $231,000 of the allowance for possible loan losses is allocated to impaired loans at June 30, 1995 (see Note D "Impaired Loans").

Non-Performing Loans
        The following discussion relates to the Bank's non-performing loans which consist of those on a non-accrual basis and accruing loans which are past due ninety days or more.

        Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection effort, that the borrower's financial condition is such that the collection of interest is doubtful. The Company views these loans as non-accrual, but considers the principal to be substantially collectible because the loans are protected by adequate collateral or other resources. Interest on these loans is recognized only when received. The following table shows the balance of non-performing loans for each of periods indicated.

NON-PERFORMING LOANS

                                            June 30,      December 31,
                                              1995            1994

Non-accrual loans on a cash basis         $1,915,000      $1,724,000
Non-accrual loans as a percentage
   of total loans                               1.01%            .93%
Accruing loans past due 90 days or more      877,000       1,069,000
Accruing loans past due 90 days or more
   as a percentage of total loans                .46%            .58%
Other Real Estate Owned from
   Foreclosed Property                    $  616,000      $  373,000

        There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by The Financial Accounting Standards Board's Statement of Financial Accounting No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at June 30, 1995.

PART II  -  OTHER INFORMATION

ITEM 4.         Submission of Matters to a Vote of Security Holders

        On April 20, 1995 the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected Robert J. Bergren, Gordon B. Mowrer and Richard Stevens III as Class 3 Directors of the Company to serve for a term of four years and until their successors are duly elected and qualified.
 The following is a tabulation of the vote for these directors.

                                            Votes
                                                    Withheld
                                     For           Authority

          Robert J. Bergren       1,060,369          13,121
          Gordon B. Mowrer        1,060,261          13,229
          Richard Stevens III     1,057,533          15,957

        The other directors whose terms of office as a director continued after the meeting are S. Eric Beattie, Paul A. Lentz, Daniel B. Mulholland, Robert C. Nagel, Walter L. Peters, John J. Schlamp, Maria Zumas Thulin and Graham McKelvy Walker.

        At the annual meeting, the shareholders also adopted an amendment to the Non-Employee Directors Stock Option Plan to provide for the automatic grant of options to non-employee directors who are appointed to the Board. The aggregate number of shares which may be issued upon the exercise of options under this plan is 20,000 shares of the Company's common stock, adjusted for any change in capitalization of the Company. The Plan, as amended, provides that any non-employee who is first elected or appointed as a director of the Company or any subsidiary after May 1, 1994, shall as of the date of such election or appointment automatically be granted an option to purchase 1,050 shares of the Company's stock; provided, however, that any non-employee director who is first appointed as a directer after May 1, 1994 and prior to the 1995 Annual Meeting of Shareholders shall receive such automatic grant of options on the date of the 1995 Annual Meeting (April 20, 1995).

                                                     Votes
                                                                      Broker
                                     For       Against   Abstained   Non-Vote
Amendment to the Non-Employee
Director Stock Option Plan        1,001,727    55,966      18,496      None

       There were no other matters brought before the meeting.

ITEM 5.         Other Information

        On July 14, 1995, the Bank signed a definitive agreement to purchase a branch office of CoreStates Bank, Philadelphia located in Hanover Township, Bethlehem, Northampton County, Pennsylvania, and to assume the related deposits. The branch office has a deposit base of approximately $9,000,000 and loans of approximately $3,000,000. The acquisition is subject to required regulatory approvals and other customary conditions. It is anticipated that the purchase will be completed in the fourth quarter of 1995 although there can be no assurance that the regulatory approvals will be obtained or that the purchase will be completed.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits
                11.1 Statement Re:   Computation of Per Share Earnings
                27.1 Financial Data Schedule

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed for the quarter during which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST COLONIAL GROUP, INC.


DATE:  August 11, 1995                  BY: /S/  S. ERIC BEATTIE
                                             S. ERIC BEATTIE
                                             PRESIDENT
                                            (PRINCIPAL EXECUTIVE OFFICER)


DATE:  August 11, 1995                  BY: /S/  REID L. HEEREN
                                             REID L. HEEREN
                                             VICE PRESIDENT
                                            (PRINCIPAL FINANCIAL OFFICER)