Form 10QSB
period 1995-09-30
FIRST COLONIAL GROUP INC
filed 1995-11-15
CIK 714719

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                      ------------------------------------

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                          Commission File No. 0-11526

                           FIRST COLONIAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      PENNSYLVANIA                                    23-2228154
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION

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

     YES     X            NO   _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,467,619 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON SEPTEMBER 30, 1995.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)
                                  (Unaudited)

                                                   Sept. 30          Dec. 31
                                                     1995             1994
                                                 ---------         ---------
ASSETS
  Cash and Due From Banks                        $  11,082         $  10,669
  Federal Funds Sold                                   --                --
                                                 ---------         ---------
    Total Cash and Cash Equivalents                 11,082            10,669
  Interest-Bearing Deposits With Banks                 447               401
  Investment Securities                             37,296            36,525
    (Market Value: Sept. 30, 1995 - $37,195;
     Dec. 31, 1994 - $34,298
  Securities Available-for-Sale at Fair Value       45,618            43,610
  Mortgage Loans Held-for-Sale                         732                69
  Total Loans, Net of Unearned Discount            192,523           185,215
    Less:  Allowance for Possible Loan Losses       (2,422)           (2,187)
                                                 ---------         ---------
      Net Loans                                    190,101           183,028
  Premises and Equipment                             6,315             5,862
  Other Real Estate                                    528               373
  Accrued Interest Income                            2,025             1,748
  Other Assets                                       2,774             2,268
                                                 ---------         ---------
      TOTAL ASSETS                               $ 296,918         $ 284,553
                                                 =========         =========
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                $  27,106         $  25,028
    Interest-Bearing Deposits                      220,275           222,504
                                                 ---------         ---------
      Total Deposits                               247,381           247,532
  Securities Sold Under Agreements to Repurchase     8,769             9,027
  Short-Term Borrowing                              10,293               750
  Long-Term Debt                                       643               862
  Accrued Interest Payable                           3,049             2,682
  Other Liabilities                                  2,668             1,300
                                                 ---------         ---------
      TOTAL LIABILITIES                            272,803           262,153
                                                 ---------         ---------
SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none Issued           --                --
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued -      1,467,619 shares at
    Sept. 30,  1995 and 1,455,427 shares
    at Dec. 31, 1994                                 7,338             7,277
  Additional Paid in Capital                         7,010             6,882
  Retained Earnings                                 10,089            10,050
  Employee Stock Ownership Plan Debt                  (643)             (775)
  Net Unrealized Gain (Loss) on
    Securities Available-for-Sale                      321            (1,034)
                                                 ---------         ---------
Total Shareholders' Equity                          24,115            22,400
                                                 ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 296,918         $ 284,553
                                                 =========         =========

See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                 (Dollars in Thousands, except Per Share Data)
                                  (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                    Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
                                   ---------   ---------   --------- ---------
INTEREST INCOME:
 Interest and Fees on Loans           $4,316      $3,774     $12,577   $11,079
 Investment Securities Income
   Taxable                             1,174         890       3,324     2,444
   Tax-Exempt                             95          86         290       253
 Interest on Other Investments
   Deposits With Banks                    34          38         101       126
   Federal Funds Sold                      1          24           2        57
                                   ---------   ---------   --------- ---------
     Total Interest Income             5,620       4,812      16,294    13,959
                                   ---------   ---------   --------- ---------
INTEREST EXPENSE:
 Interest on Deposits                  2,182       1,703       6,114     5,070
 Interest on Repurchase Agreements        93          46         284        91
 Interest on Short-Term Borrowing        114           3         317         3
 Interest on Long-Term Debt               31          32          95        98
                                   ---------   ---------   --------- ---------
     Total Interest Expense            2,420       1,784       6,810     5,262
                                   ---------   ---------   --------- ---------
NET INTEREST INCOME:                   3,200       3,028       9,484     8,697
 Provision for Possible Loan Losses      100         100       1,698       300
                                   ---------   ---------   --------- ---------
   Net Interest Income After Provision
     For Possible Loan Losses          3,100       2,928       7,786     8,397
                                   ---------   ---------   --------- ---------
OTHER INCOME:
 Trust Income                            161         171         481       516
 Service Charges on Deposit Accounts     260         194         776       573
 Investment Securities Gains, Net         29           9          15        89
 Gain (Loss) on the Sale of
   Mortgage Loans                         (4)        (15)          9        79
 Other Operating Income                  161         117         414       343
                                   ---------   ---------   --------- ---------
     Total Other Income                  607         476       1,695     1,600
                                   ---------   ---------   --------- ---------
OTHER EXPENSES:
   Salaries and Employee Benefits      1,273       1,170       3,867     3,450
   Net Occupancy and Equipment Expense   476         427       1,391     1,238
   Other Operating Expenses            1,009       1,003       3,215     2,817
                                   ---------   ---------   --------- ---------
         Total Other Expenses          2,758       2,600       8,473     7,505
                                   ---------   ---------   --------- ---------
Income  Before Income Taxes              949         804       1,008     2,492

Provision for Income Taxes               290         243         241       755
                                   ---------   ---------   --------- ---------
NET INCOME                              $659        $561        $767    $1,737
                                   =========   =========   ========= =========
Net Income Per Share                   $0.46       $0.40       $0.54     $1.23
                                   =========   =========   ========= =========
Average Shares Outstanding         1,435,068   1,413,664   1,430,073 1,408,391



See accompanying notes to interim consolidated financial statements.

                           FIRST COLONIAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)
                                  (Unaudited)

                                                        Nine Months Ended
                                                     Sept. 30,    Sept. 30,
                                                        1995        1994
                                                     --------    --------
OPERATING ACTIVITIES
Net Income                                           $    767    $  1,737
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Possible Loan Losses                   1,698         300
   Depreciation and Amortization                          463         321
   Amortization of Security Discounts                    (115)        (66)
   Amortization of Security Premiums                      145         202
   Amortization of Deferred Fees on Loans                  49        (258)
   Investment Securities Gains, Net                       (15)        (89)
   Gain on Sale of Mortgage Loans                          (9)        (79)
   Mortgage Loans Originated for Sale                  (4,105)     (4,141)
   Mortgage Loan Sales                                  3,442      18,836
 Changes in Assets and Liabilities:
   Net Increase in Accrued Interest Income               (277)       (243)
   Increase (Decrease) in Accrued Interest Payable        367        (621)
   Net Increase in Other Assets                          (519)       (835)
   Net Increase in Other Liabilities                      669          40
                                                     --------    --------
Net Cash Provided by Operating Activities               2,560      15,104
                                                     --------    --------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                                    6,175       8,288
Proceeds from Maturities of Securities
  Held-to-Maturity                                      2,036       3,805
Proceeds from Sales of Securities
  Available-for-Sale                                    6,156       3,850
Purchase of Securities Available-for-Sale             (12,272)    (20,268)
Purchase of Securities Held-to-Maturity                (2,836)    (13,522)
Net (Increase) Decrease in Interest Bearing
  Deposits With Banks                                     (46)        248
Net Increase in Loans                                  (9,055)    (11,327)
Purchase of Premises and Equipment, Net                  (903)       (432)
Proceeds from Sale of Other Real Estate Owned              89         882
                                                     --------    --------
Net Cash Used In Investing Activities                 (10,656)    (28,476)
                                                     --------    --------
FINANCING ACTIVITIES
Net Increase (Decrease) in Interest and
  Non-Interest Bearing Demand Deposits
  and Savings Accounts                                (14,550)      8,342
Net Increase (Decrease) in Certificates
  of Deposits                                          14,399      (2,144)
Repayment of Long-Term Debt                              (219)       (250)
Increase in Short-Term Borrowings                       9,675         540
Net (Decrease) Increase in
  Repurchase Agreements                                  (258)      4,154
Proceeds from Issuance of Stock                           190         184
Cash Dividends                                           (728)       (713)
Cash in Lieu of Fractional Shares                        --            (3)
                                                     --------    --------
Net Cash Provided by Financing Activities               8,509      10,110
                                                     --------    --------
Increase in Cash and Cash Equivalents                     413      (3,262)
Cash and Cash Equivalents, January 1                   10,669      14,931
                                                     --------    --------
Cash and Cash Equivalents, End of Period             $ 11,082    $ 11,669
                                                     ========    ========


See accompanying notes to consolidated financial statements.

                           FIRST COLONIAL GROUP, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE A  -  GENERAL

The accompanying Consolidated Financial Statements, Footnotes and Discussion should be read in conjunction with the Audited Financial Statements, Footnotes, and Discussion contained in the Company's Annual Report for the year ended December 31, 1994.

The financial information presented herein is unaudited; however, in the opinion
of  management,  all  adjustments   (which  include  only  normal   recurring
adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  CASH DIVIDENDS

On August 21, 1995 the Company paid its 1995 third quarter dividend on its common stock of $.17 per share to shareholders of record on August 10, 1995.

NOTE C  -  IMPAIRED LOANS

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


                                                   Sept. 30,
                                                     1995
                                                  ----------
     Principal amount of impaired loans           $1,638,000
     Accrued interest                                   ---
     Deferred loan costs                               4,000
                                                  ----------
                                                   1,642,000
     Less valuation allowance                        205,000
                                                  $1,437,000

On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the quarter ending September 30, 1995 is as follows:


     Valuation allowance at January 1, 1995         $160,000
     Provision for loan impairment                    89,000
     Direct charge-offs                               44,000
     Recoveries                                         ---
                                                     -------
     Valuation allowance at September 30, 1995      $205,000


Total cash collected on impaired loans during the nine month period ended September 30, 1995 was $156,000, of which $115,000 was credited to the principal balance outstanding on such loans and $41,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first nine months of 1995 was $135,000. Interest income on impaired loans recognized for the first nine months of 1995 was $3,000. The valuation allowance for impaired loans of $205,000 at September 30, 1995 is included in the "Allowance for Possible Loan Losses" which amounts to $2,422,000 at September 30, 1995.

NOTE D  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

NOTE E  -  INVESTMENT CONSIDERATIONS

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and nine month periods ended September 30, 1995.

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans and short-term borrowings. At September 30, 1995, cash, due from banks, and interest-bearing deposits with banks totaled $11,529,000, and securities maturing within one year totaled $5,257,000. At December 31, 1994, cash, due from banks and interest-bearing deposits with banks totaled $11,070,000, and securities maturing within one year were $3,858,000. Securities sold under an agreement to repurchase totaled $8,769,000 at September 30, 1995 and $9,027,000 at December 31, 1994. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest-bearing deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $51,000 at September 30, 1995 and $4,000 at December 31, 1994. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh in place of interest bearing deposits with other banks. The Company had no Federal Funds Sold at September 30, 1995 or at December 31, 1994.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $27,666,000. The Bank had short-term (overnight) borrowings against this line of $3,293,000 at September 30, 1995 and $750,000 at December 31, 1994. At September 30, 1995 the Bank had additional short-term borrowings from the Federal Home Loan Bank totaling $7,000,000 of which $4,000,000 is due in November 1995 and $3,000,000 is due in August 1996.

Cash flows for the nine months ended September 30, 1995 consisted of cash provided by operating activities of $2,560,000 and cash provided by financing activities of $8,509,000 partially offset by cash used in investing activities of $10,656,000 resulting in an increase in cash and cash equivalents of $413,000. Cash provided by operating activities consisted principally of net income of $767,000, mortgage loan sales of $3,442,000, provision for loan losses of $1,698,000, increases in other liabilities of $669,000, an increase in accrued interest payable of $367,000 and depreciation and amortization of $463,000; reduced in part by mortgage loans originated for sale of $4,105,000, increases in other assets of $519,000 and an increase in accrued interest income of $277,000. The increase in other assets was primarily the result of higher prepaid operating expenses. The increase in accrued interest expense was caused by growth in certificates of deposit. Cash from financing activities was provided by an increase in certificates of deposit of $14,399,000 and an increase in short-term borrowings of $9,675,000 offset in part by a $14,550,000 decrease in demand and savings deposits, a $258,000 decline in repurchase agreements and repayments of long-term debt of $219,000. Also affecting financing activities was the issuance of 12,191 new shares of common stock pursuant to the Dividend Reinvestment Plan for proceeds of $190,000 and the payment of cash dividends of $728,000. Investing Activities used cash for the purchase of securities available-for-sale of $12,272,000, the purchase of securities held-to-maturity of $2,836,000, a net increase in loans of $9,055,000 and the purchase of premises and equipment of $903,000, partially offset by the proceeds from the sales of available-for-sale securities of $6,156,000, maturities of securities available-for-sale of $6,175,000 and maturities of securities held-to-maturity of $2,036,000.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at September 30, 1995 was $24,115,000 as compared to $22,400,000 at December 31, 1994, for an increase of $1,715,000 or 7.7%. This increase was primarily attributable to net income for the first nine months of 1995 of $767,000, proceeds of the sale of common stock to the Dividend Reinvestment Plan of $190,000 and a $1,355,000 increase in the fair value of the available-for-sale securities during the first nine months of 1995 (see discussion on "Investment Securities"), less dividends paid on common stock of $728,000.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first nine months of 1995, 12,191 shares of common stock were purchased from authorized and unissued shares at an average price of $15.58 for proceeds of approximately $190,000.

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

Banking regulators also require bank holding companies and banks to maintain a certain Tier 1 leverage ratio. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The tables below provide a comparison of the Company's and Bank's risk-based capital ratios and leverage ratio, to the minimum regulatory guidelines for the periods indicated.

CAPITAL RATIOS OF THE COMPANY

                                        Company
                                 Sept. 30,  December 31,    Minimum Regulatory
                                   1995        1994            Requirement
                                   ----        ----
     Tier 1 Leverage Ratio         7.93%       8.43%           3.00% - 5.00%

     Risk-Based Capital Ratios
        Tier I Capital            14.51%      14.82%               4.00%
        Total Capital             15.77%      16.06%               8.00%


CAPITAL RATIOS OF THE BANK

         Bank
                                 Sept. 30,  December 31,    Minimum Regulatory
                                   1995        1994            Requirement
                                   ----        ----

     Tier 1 Leverage Ratio         6.76%       7.23%           3.00% - 5.00%

     Risk-Based Capital Ratios
        Tier I Capital            12.21%      12.77%               4.00%
        Total Capital             13.47%      14.23%               8.00%


The Company is not aware of any known trends, events or uncertainties that will have a material effect on the Company's liquidity, capital resources or operations, except for lower interest rates which could cause deposit disintermediation and current recessionary trends, the results of which cannot be determined at this time. The Company is not under any agreement with the regulatory authorities not is it aware of any current recommendation by regulatory authorities which, if they were implemented, would have a material adverse effect on liquidity, capital resources, or the operations of the Company.

Assets and Liabilities

Total assets at September 30, 1995 were $296,918,000, representing an increase of 4.3% over total assets of $284,553,000 at December 31, 1994. Deposits decreased by $151,000 or 0.1% from $247,532,000 on December 31, 1994 to
$247,381,000 on September 30, 1995. Contributing to this decrease was a decline of $10,583,000 in savings, club and money market deposits and $6,045,000 in interest-bearing checking accounts offset in part by increases of $2,078,000 in non-interest checking deposits and $14,400,000 in certificates of deposit. Loans outstanding at September 30, 1995 were $192,523,000 as compared to $185,215,000 at December 31, 1994. This is an increase of $7,308,000 or 3.9%. The growth in loans was comprised of an increase of $4,734,000 or 7.0% in residential real estate loans, a $2,423,000 or 5.0% increase in consumer loans and a $151,000 or 0.2% increase in commercial loans. During the first nine months of 1995, $3,443,000 of residential real estate loans were sold. The amount of these loans originated in 1995 was $3,374,000 with the remaining $69,000 being originated in 1994. The Bank continues to service all of these loans. As of September 30, 1995 there were $732,000 of mortgage loans identified as held-for-sale. The loan to deposit ratio was 77.8% at September 30, 1995 and 74.8% at December 31, 1994.

Premises and equipment increased by $453,000 to $6,315,000 at September 30, 1995 from $5,862,000 at December 31, 1994. This increase was primarily the result of the establishment of a new branch in the Redner's Supermarket on Airport Road, Allentown, Lehigh County, Pennsylvania.

The Company had long-term debt totaling $643,000 at September 30, 1995 as compared to $862,000 at December 31, 1994.

At September 31, 1995 the Bank had total short-term borrowings from the Federal Home Loan Bank of Pittsburgh of $10,293,000 as compared to $750,000 at September 31, 1994. Included in this amount was overnight borrowings against a line of credit of $27,666,000 of $3,293,000 and $750,000 at September 31, 1995 and 1994,
respectively. In addition, during the first quarter of 1995 the Bank borrowed $7,000,000 from the Federal Home Loan Bank of Pittsburgh. Of this amount $4,000,000 matures in November 1995 and the remaining $3,000,000 matures in August 1996. The interest rate on these loans is based on LIBOR plus 2 basis points (currently 5.895%) and changes quarterly in February, May, August and November. The loans are secured by the Bank's investment in residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans.

Results of Operations

The net income for the three month period ended September 30, 1995 was $659,000, a $98,000 or a 17.5% increase compared to net income of $561,000 for the same period in 1994. This increase was primarily attributable to an increase in net interest income of $172,000, an increase in total other income, exclusive of securities gains, of $111,000 and a $20,000 increase in securities gains. This was partially offset by higher total other expenses of $158,000 and an increase in Federal income taxes of $47,000.

The net income for the nine months ended September 30, 1995 was $767,000, a $970,000 or 55.8% decline from net income of $1,737,000 for the same period in 1994. This decrease is primarily the result of a higher provision for possible loan losses of $1,398,000 for the first nine months of 1995 as compared to the same period in 1994. Most of this additional provision for possible loan losses ($1,278,000 net of recoveries of $272,000) is attributable to losses resulting from the checking account overdrafts of a certain customer. Also contributing to the decrease in net income was increases in total other expenses of $968,000 and a $74,000 decline in investment securities gains. This was partially offset by an increase in net interest income of $787,000, an increase in total other income, exclusive of security gains of $169,000 and a $514,000 decline in Federal income taxes.

Per share earnings for the three months ended September 30 were $.46 for 1995 and $.40 for 1994. Average shares outstanding during this three month period were 1,435,068 in 1995 and 1,413,664 in 1994. The net income per share was $.54 for the first nine months of 1995 as compared to net income per share of $1.23 for the same period in 1994. Average shares outstanding are 1,430,073 for the first nine months of 1995 and 1,408,391 for the first nine months of 1994.

Net Interest Income

Net interest income is the difference between the interest earned on loans, other investments and other interest earning assets and the interest paid on deposits and other interest bearing liabilities. The net interest income amounted to $3,200,000 for the three months ended September 30, 1995, as compared to $3,028,000 for the three months ended September 30, 1994, an increase of $172,000 or 5.7%. During the three month period ended September 30, 1995, interest income increased $808,000 or 16.8% and interest expense also increased by $636,000 or 35.7% over the same time period of 1994. The increase in net interest income was the result of the increase in interest earned on interest earning assets being greater than the increase in the cost of funds.

For the nine month period ended September 30, 1995, net interest income increased $787,000 or 9.0% to $9,484,000 over the same period in 1994 of $8,697,000. In this nine month period, interest income increased by $2,335,000 or 16.7% and interest expense increased $1,548,000 or 29.4% as compared to 1994. The increase in interest income during the nine month period is due to increased interest rates earned on loans and investments as a result of changing economic conditions and a higher prime interest rate. The increase in interest expense for the nine month period was primarily due to an increase in certificate of deposit balances and higher interest rates. Interest earning assets, including loans were $276,616,000 at September 30, 1995 as compared to $259,355,000 at September 30, 1994. This represents an increase of $17,261,000 or 6.6%.

Other Income and Other Expenses

Other income for the three months ended September 30, 1995 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $578,000 as compared to $467,000 for the same period in 1994. This was an increase of $111,000 or 23.7%. In the three month period ended September 30, 1995 service charges were $260,000, a $66,000 or 34.0% increase over the 1994 amount of $194,000. The revenues from the Trust Department operations were $161,000 for the three months ended September 30, 1995 as compared to $171,000 for the three months ended September 30, 1994, a decrease of $10,000 or 5.8%. There was a loss on the sale of mortgage loans of $4,000 for the three month period ending September 30, 1995 as compared to a loss of $15,000 for the same period ended in 1994. Other operating income for the three months ended September 30, 1995 was $161,000 versus $117,000 for the same period in 1994, an increase of $44,000 or 37.6%.

Total other income, including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, increased by 11.2% or $169,000 to $1,680,000 from $1,511,000 for the nine months ended September 30, 1995 over the same time period in 1994. This increase was primarily due to higher service charges which amounted to $776,000 for the first nine months of 1995 as compared to $573,000 for the same period of 1994, a gain of $203,000 or 35.4%. The revenue from the Trust Department operations was $481,000 for the nine months ended September 30, 1995, representing a $35,000 or 6.8% decrease over the $516,000 for the nine months ended September 30, 1994. Other operating income for the nine months ended September 30, 1995 was $414,000 as compared to $343,000 for the same period in 1994, an increase of $71,000 or 21.1%. Gains on the sale of mortgage loans amounted to $9,000 for the first nine months of 1995 versus $79,000 in 1994. This is a reduction of $70,000 or 88.6%.

The total reduction in gains on the sale of mortgage loans was the result of a reduced level of mortgage loans refinancing and rising interest rates. The higher service charges are due to increased fees being charged by the Bank for Automated Teller Machine services and increased number of checking accounts.

Total other expenses for the three month period ended September 30, 1995 increased by $158,000 or 6.1% to $2,758,000 as compared to the total other expenses for the same time period in 1994 of $2,600,000. Included in this increase is a $103,000 or 8.8% increase in salary and benefit expenses which were $1,273,000 and $1,170,000 for the third quarter of 1995 and 1994, respectively. This increase is the result of the additional staff for the new Stroudsburg Branch opened in October 1994, the new Airport Road Branch opened in March 1995 and general salary increases of approximately 3%. Occupancy and equipment expenses were $476,000 for the three month period ended September 30, 1995 and $427,000 for the same period in 1994, an increase of $49,000 or 11.5%. Most of this increase is due to expenses related to the new branches. Other operating expenses for the three month period ended September 30, 1995 were $1,009,000, an increase of $6,000 or 0.6% over the $1,003,000 in other expenses for 1994.

Other expenses for the nine months ended September 30, 1995 increased by $968,000 or 12.9%, to $8,473,000 from $7,505,000 for the same period in 1994.
Salaries and employee benefits were $3,867,000 for the nine months ended September 30, 1995 as compared to $3,450,000 for the nine months ended September 30, 1994 representing an increase of $417,000 or 12.1%. These increases are primarily due to staff additions as a result of the new Stroudsburg and Airport Road Branches and normal salary increases of approximately 3% . Occupancy and equipment expenses were $1,391,000 for the nine months ended September 30, 1995 and $1,238,000 for the nine months ended September 30, 1994, an increase of $153,000 or 12.4%. Most of this increase is also due to the addition of the new branches. Other operating expenses for the nine months ended September 30, 1995 were $3,215,000 in relation to $2,817,000 for the nine months ended September 30, 1994, an increase of $398,000 or 14.1%. This increase is primarily the result of higher legal fees related to a customer overdraft and expenses to open the Airport Road Branch.

Investment Securities

The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at September 30, 1995 and December 31, 1994.

Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $45,618,000 in available-for-sale securities at September 30, 1995 with a net unrealized gain of $321,000. At December 31, 1994 available-for-sale securities amounted to $43,610,000 with a net unrealized loss of $1,034,000.

During the three month period ended September 30, 1995 $45,000 of securities available-for-sale were sold for a net gain of $29,000. For the same period in 1994, $165,000 of available-for-sale securities were sold for a net gain of $9,000. For the first nine months of 1995, net securities gains amounted to $15,000 on the sale of $6,144,000 of available-for-sale securities, as compared to securities gains of $89,000 on the sale of $3,850,000 of available-for-sale securities for the same period in 1994.

Held-to-maturity securities totaling $37,296,000 at September 30, 1995 are carried at cost. At December 31, 1994 the held-to-maturity securities totaled $36,525,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at September 30, 1995 and December 31, 1994, did not hold any securities identified as derivatives. At September 30, 1995 and December 31, 1994 the Company did hold $8,000,000 in various U.S. Agency Step-up or Multi Step-up securities ($5,000,000 in available-for-sale and $3,000,000 in held-to-maturity).

Allowance and Provision for Possible Loan Losses

The provision for loan losses for the three month periods ended September 30, 1995 and September 30, 1994 was $100,000. The provision for loan losses for the first nine months of 1995 was $1,698,000 as compared to $300,000 for the first nine months of 1994. Included in the nine month 1995 provision is $1,550,000 for overdrawn checking accounts of a certain customer less recoveries of $272,000.

For the same period in 1994 there were net loan losses of $93,000. For the first nine months of 1995 net loan losses were $1,463,000 including $1,278,000 related to the overdrawn checking accounts, as compared to $173,000 during the first nine months of 1994.

The allowance for possible loan losses at September 30, 1995 totaled $2,422,000 an increase of $235,000 over the December 31, 1994 amount of $2,187,000. The allowance for possible loan losses as a percentage of total loans outstanding at September 30, 1995 was 1.25%. This compares to 1.18% at December 31, 1995. As provided by SFAS No. 114, as amended by SFAS No. 118, $205,000 of the allowance for possible loan losses is allocated to impaired loans at September 30, 1995 (see Note C "Impaired Loans" in the Interim Consolidated Financial Statements).

Non-Performing Loans

The following discussion relates to the Bank's non-performing loans which consist of those on a non-accrual basis and accruing loans which are past due ninety days or more.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. The Company views these loans as non-accrual, but considers the principal to be substantially collectible because the loans are protected by adequate collateral or other resources. Interest on these loans is recognized only when received. The following table shows the balance of non-performing loans for each of the dates indicated.

                                              Sept. 30,     December 31,
                                                 1995           1994

Non-accrual loans on a cash basis            $1,764,000      $1,724,000
Non-accrual loans as a percentage
   of total loans                                   .92%            .93%
Accruing loans past due 90 days or more      $  804,000      $1,069,000
Accruing loans past due 90 days or more
   as a percentage of total loans                   .42%            .58%
Other Real Estate Owned from
   Foreclosed Property                       $  528,000      $  373,000


There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. At September 30, 1995 the Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring".

PART 11  -  OTHER INFORMATION

ITEM 5. Other Information

The Office of the Comptroller of the Currency has approved the Bank's application to purchase and assume the Pointe North Branch of CoreStates Bank located on Bath Pike (Rt. 512) Hanover Township, Northampton County, Pennsylvania. The deposits and loans are being acquired at book value with no premium being paid. In addition, the Bank will be purchasing leasehold improvements and furniture at book value of approximately $270,000. The branch facility is leased from a third party. The branch office has approximately $7,000,000 in deposits and $1,800,000 in loans. It is anticipated the purchase will be completed in November of 1995. Following the acquisition of the Pointe North Branch, the Bank will close its Park Plaza office which is located about one mile south of the Pointe North location on Rt. 512 and consolidate the Park Plaza deposits and loans into the Pointe North facility.

The Bank has also received approval from the Office of the Comptroller of the Currency to establish a branch inside the Redner's Supermarket at the Northampton Crossings Shopping Center on Rt. 248, Lower Nazareth Township, Northampton County, Pennsylvania. In addition, approval has been received to establish a Customer-Bank Communication Terminal (CBCT) Branch within the parking lot of the above shopping center. Both of these locations should open for business late in the fourth quarter of 1995.

In September, the Company was saddened by the unexpected death of a director, Walter L. Peters, Esquire. Mr. Peters had been a director of the Company and the Bank and was a member of the Executive Committee.

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