Form 10KSB
period 1995-12-31
FIRST COLONIAL GROUP INC
filed 1996-03-28
CIK 714719

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB

  X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for (fee required) for the fiscal year ended December 31, 1995.

     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

                         Commission File Number 0-11526

                           FIRST COLONIAL GROUP, INC.
                 (Name of Small Business Issuer in its charter)

          Pennsylvania                              23-2228154
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

               76 South Main Street, Nazareth, Pennsylvania 18064
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number 610-746-7300

        Securities registered under Section 12 (b) of the Exchange Act:

                                      None

        Securities registered under Section 12 (g) of the Exchange Act:

                         Common Stock, $5.00 Par Value
                                (Title of Class)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X             No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                          X

     The Issuer's revenues for the fiscal year ended December 31, 1995 were $24,170,000.

     The aggregate market value of voting stock held by non-affiliates of the registrant is $23,783,181. (1)

     The number of shares of the Issuer's common stock, par value $5.00 per share, outstanding as of March 18, 1996 was $1,474,028.


DOCUMENTS INCORPORATED BY REFERENCE:

        Part III: Certain portions of the 1996 Proxy Statement





     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on March 18, 1996. Includes an aggregate of 149,230 shares, with an aggregate market value of $2,891,331, held by the Trust Department of Nazareth National Bank & Trust Company in Trust for persons other than executive officers, directors and 10% shareholders of the registrant. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

     Transitional Small Business Disclosure Format (Check one): Yes ; No X

PART I

Item 1.  Description of Business

Investment Considerations

     In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

     Economic Conditions and Related Uncertainties. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company's control, may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company's earning assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company's profitability because such decreases may reduce the amounts which the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to affect the Company's results of operations. However, a continued downtrend in several areas, including real estate, construction and consumer spending, could have an adverse impact on the Company's ability to remain profitable.

     Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 1995 total interest earning assets maturing or repricing within one year was less than total interest bearing liabilities maturing or repricing during the same time period by $8,289,000, representing a negative cumulative one year gap of .94%. If interest rates rise, the Company could experience a decrease in net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U. S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 6, Management's Discussion of Financial Condition and Results of Operations".

     Federal and State Government Regulations. The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the

Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve Board or to existing federal and state legislation or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

     During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities which compete directly with traditional bank business.

     Accounting Standards. The operations of the Company and the Bank are affected by accounting standards issued by the Financial Accounting Standards Board ("FASB") which the Company is required to adopt. The adoption of such standards can have the effect of reducing the Company's earnings and capital. Information on current FASB standards that affect the Company can be found in the Notes to Financial Statements contained under the caption, "Item 7, Financial Institutions.

     Competition. The Company faces strong competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Most of these competitors have substantially greater financial resources than the Company including a larger capital base which allows them to attract customers seeking larger loans than the Bank is able to make. In addition, many of the Bank's competitors have
higher  legal  lending  limits  than  does  the  Bank.    Particularly  intense
competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Bank offers.

     Allowance for Loan Losses. The Company has established an allowance for loan losses which management believes to be adequate to offset potential losses on the Company's existing loans. However, there is no precise method of predicting loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses through a charge to earnings resulting in reduced profitability.

     Dividends. While the Board of Directors presently intends to follow a policy of paying cash dividends, the dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends will be paid in the future. See the information contained under the caption in "Item 5", "Market for Common Equity and Related Stockholder Matters".

     Market for Common Stock. While the Company's common stock is listed on The Nasdaq Stock Market, there is no assurance that an active trading market for the Company's Common Stock will exist at a particular time.

     "Anti-Takeover" and "Anti-Greenmail" Provisions and Management Implications. The Articles of the Company presently contain certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the "anti-takeover" and" anti-greenmail" provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company's Board of Directors. Copies of the Company's Articles of the Incorporation are on file with the SEC and Pennsylvania Department of State.

     Stock Not an Insured Deposit. Investments in the shares of the Company's Common Stock are not deposits insured against loss by the FDIC or any other entity.

     Bespeaks Caution Doctrine. Investor should be aware that the U. S. Court of Appeals for the Third Circuit in In Re: Donald J. Trump Casino Securities Litigation Taj Mahal, (No. 92-5350 filed October 14, 1993) adopted a legal doctrine entitled the "Bespeaks Caution Doctrine" which may prevent them from recovering from the Company based upon material misrepresentations or omissions contained in the Company's disclosure documents to the extent that such documents contained sufficient cautionary statements to apprise investors of the risks of an investment in the Company's securities. The foregoing investment considerations may have the effect of bringing this document, as well as other Company disclosure documents, within the purview of the "Bespeaks Caution Doctrine".

General

     First Colonial Group, Inc. (the "Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on December 30, 1982 for the purpose of acquiring Nazareth National Bank and Trust Company (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on November 25, 1983 when it acquired the Bank. The Bank is a wholly-owned subsidiary of the Company. In July, 1986, the Company established another wholly-owned subsidiary, First C. G. Company, Inc. This subsidiary is a Delaware business corporation formed for the purpose of investing in various types of securities.

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust business. The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services. The Bank has its principal banking office as well as three branch offices in Nazareth, Pennsylvania. It also presently has two branch offices in Bethlehem, Pennsylvania, three branch offices in Easton, Pennsylvania, one branch in Brodheadsville, Pennsylvania, one branch in Stroudsburg, Pennsylvania and one branch in Allentown, Pennsylvania. The Bank has twelve automated teller machines
(ATMs), one at each branch office (except the Main Street Nazareth and Hall Square Nazareth branches) and free-standing machines at its operation center, The First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania and at St. Luke's Hospital, Fountain Hill, Pennsylvania. On January 26, 1996, the Bank opened an additional free standing Automated Teller Machine location at the Northampton Crossings Shopping Center, Easton Pennsylvania. This new location contains four drive-up ATM's.

        The Company is a legal entity separate and distinct from the Bank. The rights of the Company, and thus the rights of the Company's creditors and shareholders, to participate in distributions of the assets or earnings of the Bank, are necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Company itself as a creditor may be recognized. Such claims on the Bank by creditors other than the Company include obligations in respect of federal funds purchased and certain other borrowings, as well as deposit liabilities.

        The Company directs the policies and coordinates the financial resources of the Bank. The Company provides and performs various technical, advisory and auditing services for the Bank, coordinates the Bank's general policies and activities, and participates in the Bank's major business decisions.

     As of December 31, 1995, the Company, on a consolidated basis, had total assets of $298,514,000, total deposits of $254,102,000, and total shareholders' equity of $24,767,000.

Nazareth National Bank and Trust Company

     History and Business

     The Bank was incorporated under the laws of the United States of America as a national bank in 1897 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Northampton County, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 1995, the Bank had total assets of $298,514,000, total deposits of $254,102,000 and total shareholders' equity of $24,767,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking and trust business. The Bank, with its main office at 76 South Main Street, Nazareth, Pennsylvania, also provides services to its customers through its branch network of eleven full service banks, which includes drive-in facilities at most locations, ATMs at each branch office (except the Main Street Nazareth and Hall Square Nazareth branches) and bank-by-mail services. Nine of the Bank's full service offices are located in Northampton County, Pennsylvania. Two offices are located in Monroe County, Pennsylvania. One office is located in Lehigh County, Pennsylvania. The Bank also has free standing ATMs located in its Operations Center, the First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania and in the lobby of St. Luke's Hospital in the Borough of Fountain Hill, Pennsylvania.

     On January 26, 1996 the Bank opened a free-standing, drive-up ATM location at the Northampton Crossings Shopping Center, Routes 248 and 33, Lower Nazareth Township, Easton, Northampton County, Pennsylvania. This location contains four drive-up ATM units that are open twenty-four hours a day, seven days a week.

     In November of 1995, the Bank purchased the Pointe North branch, including approximately $6.3 million in deposits and $1.8 million in loans, in Hanover Township, Northampton County, Pennsylvania from another commercial bank.
Concurrent with this purchase, the Bank closed its Park Plaza office and transferred the Park Plaza accounts and staff to the Pointe North branch. The new location will enable the Bank to improve operating efficiencies and provide better access and service to its customers. This new branch provides full banking and trust services, including safe deposit boxes and an ATM.

     The Bank opened a new branch on March 1, 1995 which is located within the Redner's Supermarket on Airport Road, Allentown, Lehigh County, Pennsylvania. A second new branch was opened on December 8, 1995 within the Redner's Supermarket at the Northampton Crossings Shopping Center at Routes 248 and 33, Lower Nazareth Township, Easton, Northampton County, Pennsylvania. Both of these branches are full service facilities that include an ATM and are open for extended hours including evenings, Saturdays and Sundays.

     The Bank's services include accepting time, demand and savings deposits, including NOW accounts (Flex Checking), regular savings accounts, money market accounts, fixed rate certificates of deposit and club accounts, including the Vacation Club, the College Club(R) and the Christmas Club. The Bank offers Mastercard(R) and VISA(R), as well as a Constant Cash account (a pre-approved line of credit activated by writing checks against a checking account) and the First Colonial Club(R) (a deposit package program which provides for premium interest rates on high balance interest-bearing checking accounts, money market accounts and other related financial services). Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans, and renting safe deposit facilities. Additional services include making residential mortgage loans (both fixed rate and variable rate), home equity lines of credit, loans to purchase manufactured homes, revolving credit loans with overdraft checking protection, small business loans, student loans, recreational vehicles and new car and truck loans.

     The Bank's business loans include seasonal credit and collateral loans and term loans as well as accounts receivable and inventory financing. Most of the Bank's commercial customers are small to medium size businesses operating in Northampton, Lehigh and Monroe Counties, Pennsylvania, with concentrations in the Nazareth, Bethlehem, Brodheadsville, Easton, and Stroudsburg Pennsylvania areas.

     Trust services provided by the Bank include services as executor and trustee under wills and deeds, as guardian, custodian and as trustee and agent for pension, profit sharing and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of stock and bond issues and as escrow agent. In addition, the Bank provides discount brokerage through an outside supplier of this service, and various tax services.

     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

     Competition

     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of Northampton and Lehigh Counties, (known as the Lehigh Valley) and Monroe County, Pennsylvania with concentrations in the Nazareth, Bethlehem, Brodheadsville, Easton, and Stroudsburg Pennsylvania areas. In order to keep pace with its competition and the continuing growth of these areas, the Bank may, in the future, consider establishing additional new branches, although no assurance can be given that any new branches will be opened or if opened, that they will be successful. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be Lafayette Bank, headquartered in Easton, Pennsylvania, with a branch in Nazareth; First Union Bank, headquartered in Charlotte, North Carolina, with branch offices in Easton and Bethlehem, Pennsylvania; First Valley Bank, headquartered in Bethlehem, Pennsylvania, with branches in Easton and Allentown, Pennsylvania; PNC Bank, headquartered in Pittsburgh, Pennsylvania, with branches in Nazareth, Brodheadsville, Easton, and Allentown, Pennsylvania; and Corestates Bank, headquartered in Philadelphia, Pennsylvania, with branches in Bethlehem, Easton, and Allentown, Pennsylvania.

     The Bank, along with other commercial banks, competes with respect to its lending activities as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies, credit unions and the issuers of commercial paper and other securities, such as shares in money market funds. The Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in the corporate trust and investment management services. Many of the Bank's competitors have financial resources larger than the Bank's.

     Management believes that the Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

First C. G. Company, Inc.

     In July 1986, the Company established a wholly-owned  subsidiary,  First C.
G. Company, Inc., a Delaware corporation, for the purpose of investing in various types of securities. As of December 31, 1995, First C. G. Company, Inc. had total assets of $2,983,000, of which $1,631,000 was invested in tax-exempt municipal obligations and most of the remaining assets were in other taxable securities and interest-bearing bank deposits. The total shareholders' equity at December 31, 1995 was $2,811,000.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank.

     The Company

     The Company is registered as a "bank holding company" under the Bank Holding Act of 1956, as amended (the "Holding Company Act"), and is, therefore, subject to regulation by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board").

     Under the Holding Company Act, the Company is required to secure the prior approval of the Federal Reserve Board before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank or acquire direct or indirect ownership or control of any voting shares of any bank that is not already majority owned by it, if after such acquisition, it would directly or indirectly own or control more than 5% of the voting shares of such bank. See "Recent Legislation".

     The Company is generally prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh possible adverse effects. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the Holding Company Act. These activities include, among other, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as insurance agent or underwriter for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and, certain stock brokerage and investment advisory services.

     Under the policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is deemed to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"), a bank holding company is required to guarantee that any "undercapitalized" (as such term is defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution failed to comply with such capital restoration plan.

     Under the Holding Company Act, the Company is required to file periodic reports and other information concerning its operations with, and is subject to examination by, the Federal Reserve Board. In addition, under the Banking Code, the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of any Pennsylvania bank holding company or to require any documentation deemed necessary to ensure compliance with the Banking code.

     The Company is under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters relating to the offering and sale of its securities, and is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

     The Company, as an affiliate of the Bank within the meaning of the Federal Reserve Act, is subject to certain restrictions under the Federal Reserve Act regarding extensions of credit to it by the Bank, and the use of the stock or other securities of the Company as collateral for loans by the Bank to any borrower. Further, under the Federal Reserve Act and the Federal Reserve Board regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provisions of any property or services. These so-called "anti-tie-in provisions" generally provide that a bank may not extend credit, lease or sell property, or furnish any service, or fix or vary the consideration for any of the foregoing to, or obtain the same from, a customer on the condition or requirement that the customer provide some additional credit, property or service to the bank, to the bank's holding company or to any other subsidiary of the bank's holding company or on the condition or requirement that the customer not obtain other credit, property or service from a competitor of the bank, the bank's holding company or any subsidiary of the bank's holding company.

     The Bank

     The Bank, as a national bank, is subject to The National Bank Act. The Bank is also subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency of the United States (the "OCC") and is required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. Under current Pennsylvania law, banking institutions located in Pennsylvania, such as the Bank, may establish branches within any county in the Commonwealth, subject to the prior approval of the OCC.

     As a national bank, the Bank is a member of the FDIC and a member of the Federal Reserve System and, therefore, is subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of the Bank which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     Fair Value of Financial Instruments

     The Financial Accounting Standards Board ("FASB") issued statement of financial accounting standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", which requires all entities to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits. The Company has provided these disclosures as of December 31, 1995 and 1994 in Note U of the Notes to Consolidated Financial Statements contained under the caption, "Item 7, Financial Statements".

     Accounting for Investment Securities

     The Company adopted on December 31, 1993 the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement provides that the Company classify its debt and equity securities in three categories:
Trading, available-for-sale and held-to-maturity. Trading securities are measured at fair value with unrealized holding gains and losses included in income. The Company had no trading securities in 1995 and 1994. Available-for-sale securities are measured at fair value with the net unrealized gains an dlosses reported in equity. Held-to-maturity securities are carried at amortized cost and identified as Investment Securities in the financial statements. The classification of securities can be found in Note B of the Notes to Consolidated Financial Statements contained under the caption, "Item 7, Financial Statements".

     Capital Regulation

     Banking regulators require bank holding companies and banks to maintain certain capital levels, through risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These capital standards relate a banking company's capital to the risk profile of its assets. The risk-based capital standards now require all banks to have Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and a limited amount of the allowance for possible loan losses.

     Banking regulators also require bank holding companies and banks to maintain a certain Tier 1 leverage ratio. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The following tables provide a comparison of the Company's and Bank's risk-based capital ratios and leverage ratio to the minimum regulatory guidelines for the periods indicated.

Capital Ratios of the Company

                                                         Minimum
                                    Company       Regulatory Requirement

at December 31,                  1995    1994       1996, 1995 and 1994

Tier 1 Leverage Ratio            8.20%   8.43%        3.00%  -  5.00%
Risk-Based Capital Ratio
     Tier 1 Capital             14.62%  14.82%             4.00%
     Total Capital              15.86%  16.06%             8.00%


Capital Ratios of the Bank

                                                         Minimum
                                     Bank         Regulatory Requirement

at December 31,         1995    1994                1996, 1995 and 1994

Tier 1 Leverage Ratio            6.80%   7.23%        3.00%  -  5.00%
Risk-Based Capital Ratio
     Tier 1 Capital             12.41%  12.77%             4.00%
     Total Capital              13.66%  14.23%             8.00%

     The 1991 Banking Law requires each federal Banking agency including the Board of Governors of the Federal Reserve Bank to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. All of the bank regulatory agencies recently issued a final rule that amends their capital guidelines for interest rate risk and requires such agencies to consider in their evaluation of a bank's capital adequacy the exposure of a bank's capital and economic value to changes in interest rates. This final rule does not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and hopefully propose at a later date explicit minimum requirements. This law also requires each federal Banking agency, including the Federal Reserve Board, to specify, by regulation, the levels at which an insured institution would be considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized".

Recent Legislation

     On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state one year after enactment. Pennsylvania law was recently amended to authorize any out-of-state bank holding company to accquire control of any state bank or national bank located in Pennsylvania afater it receives written approval from the Pennsylvania Department of Banking. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Pennsylvania has recently enacted a law opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

     Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches. Pennsylvania recently enacted such a law.

     On September 23, 1994, the President signed into law the "Riegle Community Development and Regulatory Improvement Act of 1994" (the "Development Act"). Among other things, the Development Act establishes a $382 million fund (the "Fund") to promote economic development and credit availability in underserved communities by providing financial and technical assistance to community development financial institutions ("CDFI's").

     CDFI's include banks, savings associations and bank holding companies which have a primary mission of promoting community development. Institutions receiving monies from the Fund will be required to provide matching funds dollar for dollar. Under the Fund, a CDFI may receive up to $5 million over a 3-year period, with affiliates in other states not presently served eligible to receive up to an additional $3.75 million over 3 years.

     One third of the Fund will be used to finance the Bank Enterprise Act, an existing (but previously unfunded) incentive program designed to encourage depository institutions to increase funding in distressed neighborhoods.

     In addition to the above, the Development Act contains provisions relating to, among others, small business capital formation, small business loan securitization, consumer protection for "reverse mortgages", paperwork reduction and reform of the national flood insurance program.

     The foregoing necessarily is a summary and general description of certain provisions of each of the Interstate Act, the Development Act and the recently enacted Pennsylvania law, and does not purport to be complete. Many of the provisions of each will be implemented through the adoption of regulations by the various Federal and state banking agencies. Moreover, many of the significant provisions of the legislation have not yet become effective. As of the date hereof, the Company is continuing to study the legislation and regulations relating to the legislation but cannot yet assess its impact on the Company.

National Monetary Policy

     In addition to being affected by general economic conditions, the earnings and growth of the Bank and, therefore, the earnings and growth of the Company, are affected by the policies of regulatory authorities, including the OCC, the Federal Reserve Board and the FDIC. An important function of the Federal Reserve Board is to regulate the money supply, credit conditions and interest rates. Among the instruments used to implement these objectives are open market operations in United States Government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

     The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company and the Bank cannot be predicted.

Employees

     As of December 31, 1995, the Company had approximately 196 employees, of whom 52 were part-time. The Company considers its relationship with its employees to be good.

Additional Information

     The tables listed below, which are set forth on pages 17 through 23 herein, contain unaudited information relevant to the business of the Company and the
Bank:

                Investment Securities
                Investment Securities Yield by Maturity
                Loan Portfolio by Type
                Loan Maturities and Interest Sensitivity
                Allocation of Allowance for Possible Loan Losses
                Average Deposit Balances
                Maturities of Certificates of Deposit over $100,000

                             INVESTMENT SECURITIES

                                  (Unaudited)

Summary of Available-for-Sale and Held-to-Maturity Securities at December 31,


                            1995                 1994                1993

Avail-for-Sale Securities     Carrying             Carrying            Carrying
                              Amount at            Amount at           Amount at
                   Amort Cost Fair Val  Amort Cost Fair Val  Amort Cost Fair Val


U. S. Treas         $ 7,002   $ 7,050   $ 2,999   $ 2,922     $ 9,574   $ 9,598
U. S. Govt Agc       17,066    17,159    13,246    12,807       2,841     2,861
States and Political
 Subdivisions         6,638     6,689     4,507     4,431       4,121     4,225
Mtg Backed Sec       24,529    24,689    21,759    20,720      15,609    15,796
Other Debt Sec          300       307      --        --           --        --_
                    -------   -------   -------   -------     -------   -------
Equity Securities     2,727     3,155     2,666     2,730       2,406     2,587_
                    -------   -------   -------   -------     -------   -------
 Total Avail-for-Sale
    Securities      $58,262   $59,049   $45,177   $43,610     $34,551   $35,067
                    =======   =======   =======   =======     =======   =======


                            1995                 1994                1993

Held-to-Maturity Securities   Carrying             Carrying            Carrying
                              Amount at            Amount at           Amount at
                   Amort Cost Fair Val  Amort Cost Fair Val  Amort Cost Fair Val


U. S. Treas          $ 2,997   $ 3,007   $ 8,071   $ 7,653    $ 4,108   $ 4,151
U. S. Govt Agc         6,524     6,539     5,386     5,026      3,900     3,893
States and Political
 Subdivisions          2,086     2,118     4,025     3,741      2,904     2,917
Mtg Backed Sec         8,447     8,524    18,535    17,479     15,311    15,246
Other Debt Sec          --        --         508       499        637       636
                     -------   -------   -------   -------    -------   -------
 Total Held-to-Mat
  Securities         $20,054   $20,188   $36,525   $34,398    $26,860   $26,843
                     =======   =======   =======   =======    =======   =======

                    INVESTMENT SECURITIES YIELD BY MATURITY

     The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 1995 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%. All average yields were calculated on the book value of the related securities. Stocks having no stated maturity have been included in the "After 10 Years" category.

         Available-for-Sale and Held-to-Maturity Investment Securities
                    Yield by Maturity, at December 31, 1995

AVAILABLE-FOR-SALE
AT FAIR VALUE               After 1 But     After 1
(Dollars in    Within 1 Yr  Within 5 Yrs Within 10 Yrs After 10 Yrs   Total
 Thousands,
 Unaudited)     Amt   Yld    Amt   Yld    Amt   Yld    Amt    Yld    Amt   Yld


US Treas     $2,018 5.76% $ 5,032 5.51% $  --    --% $   --   --%  $ 7,050 5.58%
US Gvt Agcy      --   --    8,561 6.31   5,693 6.58    2,905 7.98   17,159 6.68
Mtge-backed
 Securities       1 7.82    2,872 5.96   2,062 4.99   19,754 6.89   24,689 6.62
State and Pol
 Subdivisions   856 4.04    2,704 5.56   1,477 4.72    2,282 4.93    6,689 4.97
Other Debt Sec   --   --      307 6.64     --    --       --   --      307 6.64
Equity Sec       --   --       --   --     --    --    3,155 4.95    3,155 4.95
             ------ ----  ------- ----  ------ ----  ------- ----  ------- ----
 TOTAL AVAIL-
 FOR-SALE
 SECURITIES  $2,875 5.25% $18,846 5.97% $9,232 5.93% $28,096 6.63% $59,049 6.24%
             ====== ====  ======= ====  ====== ====  ======= ====  ======= ====
Average Of
 Avail-for-Sale
 Sec in yrs   0.67           3.59         7.53         24.24         12.68
              ====           ====         ====         =====         =====


HELD-TO-MATURITY
AT AMORTIZED COST            After 1 But    After 1
(Dollars in    Within 1 Yr  Within 5 Yrs Within 10 Yrs After 10 Yrs   Total
 Thousands,
 Unaudited)     Amt   Yld    Amt   Yld    Amt   Yld    Amt    Yld    Amt   Yld


US Treas     $1,000  4.39% $1,997 5.34% $  --    --% $  --     --% $ 2,997 5.02%
US Govt Agcy     --    --   1,895 5.36   4,629 7.00     --     --    6,524 6.52
Mtg-backed
 Securities      --    --      69 9.75     991 6.27   7,387  6.61    8,447 6.60
State and Pol
 Subdivisions    --    --   1,307 4.72     319 4.95     460  5.29    2,086 4.88
             ------  ----  ------ ---   ------ ----  ------  ----  ------- ----
 TOTAL HELD-
 TO-MATURITY
 SECURITIES  $1,000  4.39% $5,268 5.2%  $5,939 6.77% $7,847  6.53% $20,054 6.16%
             ======  ====  ====== ===   ====== ====  ======  ====  ======= ====

Average Of Held
-to-Maturity
Securities
in years       0.23          3.37         8.41        22.68          12.18
               ====          ====         ====        =====          =====

                             LOAN PORTFOLIO BY TYPE

     The loan portfolio by type is summarized in the following table for the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

Loan Portfolio by Type   (Unaudited)
(Dollars in Thousands) For the Year Ended December 31,

                           1995       1994       1993      1992        1991


Real Estate - Resid     $122,293   $117,205   $102,481   $124,778   $113,522
Real Estate - Const        4,959      2,861      2,557      2,353      2,793
Real Estate - Comm        35,316     35,673     36,371     30,686     30,849
Consumer/Installment      27,685     24,626     20,743     16,337     12,347
Commercial (non-RE)
    and Agricultural       5,403      7,503      7,168      8,515      9,152
State and Political
 Subdivisions              1,290        288        476        744      1,315
Other                         13         18         22        264         16
                         -------    -------    -------    -------    -------
TOTAL GROSS LOANS        196,959    188,174    169,818    183,677    169,994


Unearned Income           (3,829)    (2,959)    (1,252)      (445)      (262)
                         -------    -------    -------    -------    -------
Total Loans              193,130    185,215    168,566    183,232    169,732
Allowance for Possible
    Loan Losses           (2,443)    (2,187)    (1,953)    (1,840)    (1,702)
                         -------    -------    -------    -------    -------
NET LOANS               $190,687   $183,028   $166,613   $181,392   $168,030
                        ========   ========   ========   ========   ========

     At December 31, 1995 there were no categories of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

LOANS MATURITIES AND INTEREST SENSITIVITY

     The maturity ranges of items in the loan portfolio (excluding residential mortgages of 1 to 4 family residences and consumer loans) of the Bank and the amount of loans with predetermined interest rates and floating interest rates due after one year, as of December 31, 1995, are summarized in the table set forth below. The determination of maturities included in the table are based upon contract terms. Demand loans that do not have a defined repayment term are reported as maturing within one year. In situations where a rollover is appropriate, the Bank's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit with the Bank that are at floating interest rates. Management continues to emphasize the granting of floating interest rate loans to better match the interest sensitivity of deposits.


Loan Maturity and Interest Sensitivity   (Unaudited)


                                  Due in     Due in      Due in
As of December 31, 1995          One Year    One to       Over
(Dollars in Thousands)           or Less   Five Years   Five Year    Total


Real Estate - Construction       $ 1,801   $   237      $ 2,921     $ 4,959
Real Estate - Commercial           2,350     6,339       26,627      35,316
Commercial (Non-Real Estate)
     and Agricultural              2,871     1,753          779       5,403
                                 -------   -------      -------     -------
     TOTAL                       $ 7,022   $ 8,329      $30,327     $45,678
                                 =======   =======      =======     =======

Loan Maturity After 1 Year With:

   Predetermined Interest Rate             $   463      $ 2,427
   Floating Interest Rate                    7,866       27,900
                                             -----       ------
     TOTAL                                 $ 8,329      $30,327
                                           =======      =======

     The following table details the Allocation of the Allowance for Possible Loan Losses by the various loan categories. The allocation is not necessarily indicative of the categories in which future loan losses will occur, and the entire allowance is available to absorb losses in any category of loans.

              ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                  (Unaudited)

                                               As of December 31,
                                   1995     1994     1993     1992     1991
Loan Categories                              (Dollars in Thousands)

     Commercial                  $1,049   $1,142   $  815   $  754    $ 799
     Real Estate- Construction        3       69       80       59       15
     Real Estate - Residential      184      143       78       82       87
     Consumer/Installment           534      451      393      254      214
     Unallocated                    673      382      587      691      587
                                 ------   ------   ------   ------   ------
          TOTAL                  $2,443   $2,187   $1,953   $1,840   $1,702
                                 ======   ======   ======   ======   ======



           PERCENTAGE OF TOTAL LOANS IN EACH CATEGORY TO TOTAL LOANS




Loan Categories         (Dollars in Thousands)

                                               As of December 31,
                                   1995     1994     1993     1992     1991
Loan Categories                              (Dollars in Thousands)

     Commercial                   21.33%   23.11%   26.12%   20.50%   24.32%
     Real Estate - Construction    2.52     1.52     1.52     1.31     1.64
     Real Estate - Residential    62.09    62.28    60.80    72.08    66.78
     Consumer/Installment         14.06    13.09    11.56     6.11     7.26
                                 ------   ------   ------   ------   ------
          TOTAL                  100.00%  100.00%  100.00%  100.00%  100.00%
                                 ======   ======   ======   ======   ======


     The average balances of deposits for each of the years ended December 31, 1995, 1994 and 1993 are presented in the following table.



                AVERAGE DEPOSIT BALANCE BY MAJOR CLASSIFICATION

                                  (Unaudited)

                                   For the Year Ended December 31,
                                1995             1994          1993
                         Average            Average           Average
                         Balance    Rate    Balance   Rate    Balance     Rate
                                       (Dollars in Thousands)

Demand Deposits
 Non-Interest Bearing   $ 23,782    --- %  $ 23,347    --- %  $ 19,778    --- %
 Interest Bearing         42,955   1.84      43,636   1.72      36,482   2.25
Money Market Deposits     17,639   2.81      20,383   2.40      22,802   2.62

Savings & Club Accounts   65,452   2.67      70,442   2.66      61,456   3.06
Certificates of Deposit
   under $100,000         90,925   5.47      79,650   4.55      78,796   4.97
Certificates of Deposit
   of $100,000 or more     6,184   5.24       2,961   3.75       3,523   3.78
                           -----              -----              -----

      Total Deposits    $246,937           $240,419           $222,837
                        ========           ========           ========

           MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
                                  (Unaudited)

                                   At December 31,
(Dollars in Thousands)              1995     1994

Three Months or Less              $1,800   $2,623
Over Three, Through Six Months     2,312    1,131
Over Six, Through Twelve Months    1,064      671
Over Twelve Months                 1,447      705
                                  ------   ------
     TOTAL                        $6,623   $5,130
                                  ======   ======

     There were no brokered deposits at December 31, 1995 and 1994.

Item 2. Description of Property

     The principal banking office of the Bank and the executive offices of the Bank and the Company are located at 76 South Main Street in the Borough of Nazareth, Northampton County, Pennsylvania, which building is owned by the Bank. In addition, the Bank owns additional properties located at 29 South Broad Street, Nazareth, Pennsylvania (Mortgage and Instalment Loan Center); 553 Nazareth Drive, Nazareth, Pennsylvania (Branch Office); 33 S. Broad Street, Nazareth (Branch Office), 2000 Sullivan Trail, Easton, Pennsylvania (Branch Office), 3864 Adler Place, Bethlehem Business Park, Bethlehem, Pennsylvania (First Colonial Building, Computer and Operations Center), Rt. 209 Brodheadsville, Pennsylvania (Branch Office), and 3856 Easton-Nazareth Highway (Route 248), Lower Nazareth Township, Easton, Pennsylvania (free-standing, drive-up ATM location).

     The Bank also leases facilities for its branch office located at 44 East Broad Street, Bethlehem, Pennsylvania; its branch office located at 4510 Bath Pike in Hanover Township (Bethlehem), Pennsylvania; its branch office located at 101 South Third Street, Easton, Pennsylvania; its branch office located at 1125
N. Ninth Street, Stroudsburg, Pennsylvania; its branch office located in the Hall Square Retirement Center, 175 W. North Street, Nazareth, Pennsylvania; its branch office located within Redner's Supermarket, Airport Road, Allentown, Pennsylvania; and its branch office located within Redner's Supermarket, Northampton Crossings Shopping Center, Lower Nazareth Township, Pennsylvania.

Item 3. Legal Proceedings

     Neither the Company, the Bank nor any of their properties is subject to other material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Appendix A to Part I: Executive Officers of the Registrant

     The following table sets forth certain information, as of March 18, 1996, concerning the executive officers of the Company and certain executive officers of the Bank. All executive officers are elected by the respective Boards of Directors of the Company and the Bank and hold office at the discretion of such Boards.



 Name/Age                   Positions                   Positions
                         with the Company             with the Bank

John J. Schlamp      Chairman of the Board        Chairman of the Board
70  (a)              since January, 1987          since 1984

S. Eric Beattie      President and Chief          President since 1984;
49  (b)              Executive Officer since      Chief Executive Officer
                     January, 1987                  January, 1987

Reid L. Heeren       Treasurer since January,     Senior Vice President and
54  (c)              1987; Vice President since   Chief Financial Officer since
                     April, 1985                  January, 1987; Cashier since
                                                  November, 1984

Gerald E. Kemmerer   None                         Senior Vice President and
64  (d)                                           Senior Loan Officer since
                                                  July, 1994

Arthur Williams      None                         Senior Vice President,
50  (e)                                           Administration since
                                                  November, 1988

Barbara A. Seifert  None                          Vice President,
42  (f)                                           Senior Trust Officer
                                                  since December, 1985

(a) Mr. Schlamp was previously (i) President and Chief Executive Officer of the Company from 1983 to January, 1987, (ii) President of the Bank from 1976 to 1984 and (iii) Chief Executive Officer of the Bank from 1976 to January, 1987.

(b)  Mr.  Beattie was  previously  (i) Executive Vice President of the
     Company from 1983 to January, 1987, (ii) Chief Operating Officer of the Bank from 1984 to January, 1987, (iii) a Senior Vice President of the Bank from 1981 to 1984 and (iv) a Senior Trust Officer of the Bank from 1979 to 1981.

c) Mr. Heeren was previously Vice President, Finance of the Bank from November, 1984 to January, 1987. Prior to November, 1984, Mr. Heeren was employed by the American Bank and Trust Company, headquartered in Reading, Pennsylvania, as Vice President for Financial Management (September, 1982 to November, 1984) and as Vice President, Community Banking, Chester County, Pennsylvania (March, 1982 to September, 1982).

(d)  Mr.  Kemmerer was  previously  Executive  Vice  President,  Chief
     Lending Officer of Twin Rivers Community Bank from June, 1990 to July, 1994. Prior to June, 1990 Mr. Kemmerer was employed by Merchants Bank, N.A. (successor to Easton National Bank & Trust Co.) from September, 1949, retiring in December, 1989. During those years, Mr. Kemmerer served by bank in many different capacities and at the time of retirement was Senior Vice President, Senior Lender at Merchants.

(e) Mr. Williams was previously Vice President of the Bank, serving as branch administrator with business development and commercial lending duties, from April 1985 to November, 1988. Prior to April 1985, Mr. Williams was a Vice President of United Penn Bank, serving as Regional Administrator of its Northern Region (March 1980 to March 1985).

(f)  Ms. Seifert was previously  Senior Trust Officer of the Bank from
     1984 to December, 1985. Prior to 1984, Ms. Seifert held various officer positions in the Trust Division of the Bank beginning in December, 1981.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 1995 there were 808 shareholders of record.

     The declaration and payment of dividends is at the sole discretion of the Board of Directors and their amount depends upon the earnings, financial condition, and capital needs of the Company and the Bank and certain other factors including restrictions arising from Federal banking laws and regulations (see "Note S- Regulatory Matters" in the "Notes to Consolidated Financial Statements" contained in "Item 7, Financial Statements") and a certain loan agreement (see "Note H - Long-Term Debt" in the "Notes to Consolidated Financial Statements" contained in "Item 7, Financial Statements").

     The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price was $18.00 in December 1995 and $15.50 in December 1994. Stock prices and dividends per share have been restated to reflect the 5% stock dividend of June 1994 (see "Note T Equity Transactions" in the "Notes to Consolidated Financial Statements" contained in "Item 7, Financial Statements").


 1994                    High            Low        Cash Dividends
                                                       Declared
     First Quarter     $19.05          $16.19        $  0.1619
     Second Quarter     17.26           15.48           0.1619
     Third Quarter      19.75           17.00           0.1700
     Fourth Quarter     19.25           15.50           0.1700
                                                     ---------
     TOTAL                                           $  0.6638
                                                     =========


1995

     First Quarter     $17.25          $15.75        $  0.1700
     Second Quarter     17.00           14.38           0.1700
     Third Quarter      18.25           15.75           0.1700
     Fourth Quarter     19.00           17.25           0.1700
                                                     ---------
     TOTAL                                           $  0.6800
                                                     =========

Item 6.  Management's Discussion and Analysis or Plan of Operation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following financial review and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of First Colonial Group, Inc. (the "Company") with a primary focus on the analysis of operating results for the years ended December 31, 1995, 1994 and 1993. The Company's consolidated earnings are derived primarily from the operations of Nazareth National Bank and Trust Company (the "Bank") and First C. G. Company, Inc. ("First C. G."). The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, and other detailed information appearing elsewhere in this report. Additional financial information can be found in the Company's Form 10-KSB report, a copy of which may be obtained upon request. During the two most recent fiscal years there have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

Forward Looking Statements

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Annual Report or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Financial Performance Summary

     Consolidated net income in 1995 was $1,401,000 as compared to $2,342,000 in 1994, a decrease of $941,000 or 40.2%. In 1994, net income increased by $434,000 or 22.7% from net income of $1,908,000 in 1993. Earnings per share were $0.98 in 1995 compared to $1.66 in 1994 and $1.55 in 1993. The average shares of common stock outstanding in 1995, 1994 and 1993 were 1,432,753, 1,411,046 and
1,233,543, respectively.

     The 1995 earnings decrease is principally attributable to a loss of $1,264,000 due to the overdrafts of a certain customer. These overdraft losses were the primary reason for the increase in the provision for possible loan losses of $1,378,000. Also affecting earnings was an increase in total other expenses of $1,120,000 offset in part by a $810,000 increase in net interest income and an increase of $244,000 in total other income.

     The increase in the provision for possible loan losses is principally due to overdrafts of a certain customer. The Company has taken legal action to recover these funds (see discussion on "Allowance and Provision for Possible Loan Losses"). Total operating expenses increased due to higher salary and occupancy expenses as a result of a full year's operation of the Stroudsburg branch acquired in October 1994, the opening of the two supermarket branches in 1995 (Airport Road in March and Northampton Crossings in December) and the acquisition of the Pointe North branch in November 1995 combined with the concurrent closing of the Park Plaza branch. Also increasing operating expenses were higher legal expenses related to the overdrafts, and additional advertising expenses resulting from the new branches. These increases in expenses were partially offset by a decrease in Federal Deposit Insurance premiums (see discussion on "Other Expenses" and Note I of the "Notes to Consolidated Financial Statements"). Net interest income was $12,644,000 in 1995 as compared to $11,834,000 in 1994. This increase of 6.8% is due in part to the new branches and growth in loans and deposits (see discussion on "Net Interest Income"). Total other income including service charges on deposits, trust revenues, net securities gains, and gains on the sale of mortgage loans was $2,274,000 in 1995 as compared to $2,030,000, a gain of 12.0% in 1994. Most of this increase was in service charges on deposit accounts (see discussion on "Service Charges and Other Income"). The net gains on the sale of securities was $22,000 in 1995 versus $97,000 in 1994 (see discussion on "Securities Available-for-Sale").

     The gain on the sale of mortgage loans held-for-sale for 1995 was $22,000 as compared to $37,000 in 1994 (see discussion on "Mortgage Loans Held-for-Sale"). Federal income taxes decreased by $503,000 in 1995 from $1,018,000 in 1994 to $515,000 as a result of the lower earnings.

     The improvement in 1994 net income reflected higher net interest income, increases in trust revenues, service charges on deposit accounts and reductions in the provision for possible loan losses partially reduced by higher operating expenses and reductions in net security gains and gains on the sale of mortgage loans. Net interest income for 1994 was $11,834,000 as compared to $10,957,000 for 1993, an increase of $877,000 or 8.0%. Total other income declined in 1994 by $300,000 or 12.8% to $2,030,000 from the 1993 amount of $2,330,000. Included in this decrease are a $380,000 reduction in gains on the sale of mortgage loans from $417,000 in 1993 to $37,000 in 1994 and a reduction in net gains on the sale of securities of $111,000 from $208,000 in 1993. Service charges on deposit accounts increased in 1994 by $154,000 or 23.9%. Trust revenues increased by $10,000 in 1994 and other operating income increased by $27,000. The provision for possible loan losses was $420,000 for 1994 which is $345,000 or 45.1% lower than the 1993 provision of $765,000. The decline in the provision for possible loan losses was the result of lower charge-offs in 1994. Total other expenses for 1994 were $10,084,000 as compared to $9,845,000 in 1993. This increase of $239,000 or 2.4% is primarily attributable to the acquisition of new branches and normal expense increases. Federal income tax increased by $249,000 in 1994 to a total of $1,018,000 as compared to $769,000 in 1993. This increase is the result of higher net income before taxes.

SELECTED FINANCIAL DATA

(Dollars in Thousands,
except per share data)
For the Year Ended December 31,   1995      1994      1993      1992     1991

CONSOLIDATED SUMMARY OF INCOME:

Interest Income               $  21,896  $ 18,986  $ 18,525  $ 19,649  $ 20,645
  Interest Expense                9,252     7,152     7,568     9,346    11,467
                              --------- --------- --------- --------- ---------
  Net Interest Income            12,644    11,834    10,957    10,303     9,178
  Provision for Possible
    Loan Losses                   1,798       420       765     1,119       810
  Gains on the Sale of
    Mortgage Loans                   22        37       417      ---        ---
  Other Income, Excluding
    Securities and Loan
    Sale Gains                    2,230     1,896     1,705     1,554     1,423
  Securities Gains, Net              22        97       208       216        50
  Other Expense                  11,204    10,084     9,845    10,351     8,364
                              --------- --------- --------- --------- ---------
  Income Before Income Taxes
    and Cumulative Effect of
    Accounting Method Change      1,916     3,360     2,677       603     1,477
  Applicable Income Taxes           515     1,018       769        22       260
                              --------- --------- --------- --------- ---------
  Income Before Cumulative Effect
    of Accounting Method Change   1,401     2,342     1,908       581     1,217
  Cumulative Effect of Accounting
    Method Change(1)               ---       ---       ---        117      ---
                              --------- --------- --------- --------- ---------
  Net Income                   $  1,401   $ 2,342   $ 1,908   $   698   $ 1,217
                              --------- --------- --------- --------- ---------
Cash Dividends Paid            $    972   $   936   $   812       720   $   715
Cash Dividends Paid Per Share      0.68      0.66      0.65      0.65      0.65
Dividends Paid to Net Income      69.38%    39.97%    42.56%   103.15%    58.75%

PER SHARE DATA:
  Income Before Cumulative Effect
   of Accounting Method Change $   0.98   $  1.66   $  1.55   $  0.52   $  1.10
  Cumulative Effect of Accounting
   Method Change                    ---       ---       ---       .11      ---
  Net Income                       0.98      1.66      1.55       .63      1.10
  Average Common Shares
   Outstanding                1,432,753 1,411,046 1,233,543 1,112,680 1,104,327

CONSOLIDATED BALANCE SHEET DATA:
  Total Assets                 $298,514  $284,553  $268,738  $246,072  $226,003
  Loans (Net of
   Unearned Discount)           193,130   185,215   168,566   183,232   169,732
  Mortgage Loans Held-for-Sale    1,006        69    15,378       ---       ---
  Deposits                      254,102   247,532   235,565   218,378   198,753
  Securities Sold Under
   Agreements to Repurchase       6,096     9,027     4,711     3,533     3,520
  Debt (Short-Term and Long-Term) 7,643     1,612     1,331     1,132     1,550
  Shareholders' Equity           24,767    22,400    21,994    16,058    15,912
  Book Value Per Share            16.84     15.39     15.26     14.37     14.35

SELECTED CONSOLIDATED RATIOS:
  Net Income To:
   Average Total Assets             .48%      .85%      .76%      .29%      .55%
   Average Shareholders' Equity    5.98%    10.51%    10.43%     4.27%     7.84%
   Average Shareholders' Equity
    to Average Assets              8.00%     8.10%     7.24%     6.81%     6.98%


(1)  See Notes A7 and J to the Consolidated Financial Statements.

CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
(Dollars inThousands)
For the Year Ended
December 31,                    1995         1994         1993
                           Int   Avg           Int   Avg          Int   Avg
                     Avg   Inc/  Yld    Avg    Inc/  Yld    Avg   Inc/  Yld
                     Bal   Exp   Rate   Bal    Exp   Rate   Bal   Exp   Rate

ASSETS
INTEREST-EARNING
ASSETS
Interest-Bearing
Balances with
  Banks        $2,313  $ 133  5.75%  $3,507  $ 158  4.49%  $3,649  $ 123  3.40%
Fed Fds Sold      139      6  4.32    1,471     57  3.86    1,430     42  2.94
Inv. Sec
 Taxable       73,712  4,477  6.07   66,967  3,439  5.13   45,301  2,372  5.24
 Non-Tax (1)    8,408    583  6.94    7,516    527  7.02    7,118    580  8.15
Loans (1) (2  190,874 16,927  8.87  178,624 15,012  8.40  180,850 15,632  8.64
Allowance for
 Loan Losses   (2,708)   ---   ---   (2,084)   ---   ---   (1,938)   ---   ---
              ------- ------        ------- ------        ------- ------
Net Loans     188,166 16,927  9.00  176,540 15,012  8.50  178,912 15,632  8.59
              ------- ------        ------- ------        ------- ------
 Total Int-
 Earn Assets  272,738 22,126  8.11  256,001 19,193  7.50  236,410 18,749  7.93
Non-Interest
Earning Assets 20,466    ---   ---   19,247   ---    ---   16,181    ---   ---
              ------- ------        ------- ------        ------- ------
TOTAL ASSETS,
INT INC      $293,204 22,126  7.55 $275,248 19,193  6.97 $252,591 18,749  7.42
              ------- ------        ------- ------        ------- ------

LIABILITIES
INT-BEARING
LIABILITIES
Int-Bearing Dep
 Demand Dep  $ 42,955 $  791  1.84 $ 43,636    752  1.72 $ 36,482    821  2.25
 Money Market
  Deposits     17,639    496  2.81   20,383    490  2.40   22,802    598  2.62
 Svgs & Club
  Deposits     65,452  1,750  2.67   70,442  1,876  2.66   61,456  1,883  3.06
 CD's over
  $100,000      6,184    324  5.24    2,961    111  3.75    3,523    133  3.78
 All Other
 Time Deposits 90,925  4,970  5.47   79,650  3,624  4.55   78,796  3,916  4.97
              ------- ------        ------- ------        ------- ------
  Total Int-
   Bear Dep  $223,155  8,331  3.73  217,072  6,853  3.16  203,059  7,351  3.62

Securities Sold
 Under Agree
 to Repurchase  9,298    346  3.72    6,428    161  2.51    4,078     85  2.08
Other Short-Term
 Borrowing      5,743    338  5.89      177      8  4.44      317     15  4.73
Long-Term Debt  2,207    236 10.69    1,075    130 12.08    1,133    117 10.33
              ------- ------        ------- ------        ------- ------
 Total Int-
 Bear Liab    240,403  9,251  3.85  224,752  7,152  3.18  208,587  7,568  3.63

NON-INT
BEARING LIAB
 Non-Int
 Bear Dep      23,782   ---   ---    23,347   ---   ---    19,778   ---    ---
 Other Liab     5,575   ---   ---     4,855   ---   ---     5,929   ---    ---
              ------- ------        ------- ------        ------- ------
 TOTAL LIAB   269,760  9,251  3.43  252,954  7,152  2.83  234,294  7,568  3.23
 SHAREHOLDERS'
 EQUITY        23,444   ---   ---    22,294   ---   ---    18,297   ---    ---
              ------- ------        ------- ------        ------- ------
 TOTAL LIAB &
 SHAREHOLDERS'
 EQUITY,
 INT EXP     $293,204  9,251  3.16 $275,248  7,152  2.60 $252,591  7,568  3.00
              ------- ------        ------- ------        ------- ------

NET INT INC          $12,875               $12,041               $11,181
                      ------                ------                ------
 Net Int
  Spread (3)                  4.26                  4.37                  4.30
 Effect of
  Int-Free
  Sources Used to
  Fund Earn Assets            0.46                  0.33                   .43

NET INTEREST MARGIN (4)       4.72%                 4.70%                 4.73%
                              ----                  ----                  ----

(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $231,000, $207,000 and $224,000 for the years 1995, 1994 and 1993, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.

(2)  Loan fees of $101,000,  $406,000 and $728,000 for the years 1995,  1994 and
     1993, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $682,000, $2,462,000 and $42,000 for 1995, 1994 and 1993, respectively.

(3)  Net  interest  spread  is  the  arithmetic   difference  between  yield  on
     interest-earning assets and the rate paid on interest-bearing liabilities.

(4) Net interest margin is computed by dividing net interest income by averaging interest-earning assets.

Average Balances

     The Consolidated Comparative Statement Analysis on page 8 sets forth a comparison of average daily balances, interest income and interest expense on a fully taxable equivalent basis and interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities. For purposes of this analysis, the computations in the Consolidated Comparative Statement Analysis were prepared using the Federal statutory rate of 34%; there are no state or local taxes on income applicable to the Company. For further information relating to the effective income tax rate of the Company, see Note J of "Notes to Consolidated Financial Statements". Interest income on loans includes loan fees of $101,000, $406,000 and $728,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Net Interest Income

     Net interest income is the difference between the interest income on loans, investments and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company. Therefore, increases in this category are considered by management to be essential to the continued growth in the overall net income of the Company. The net interest income, on a fully taxable equivalent basis, amounted to $12,875,000 for 1995, an increase of 6.9% or $834,000 over $12,041,000 in 1994. As shown in the "Rate/Volume Analysis" table, the increase in net interest income in 1995 was attributable to higher net interest income from changes in volume of $579,000 and changes in rates of $255,000. The volume-related change resulted primarily from increased average balances for investments, loans (including mortgage loans held-for-sale; see discussion on Loans and Mortgages Held-for-Sale) and an increase in certificates of deposit over $100,000 and other time deposits, partially offset by declines in interest-bearing demand deposits, money market deposits, savings and club deposits (see discussion on Deposits). The rate-related change was primarily the result of the increase of interest paid on deposits being less than the increase on interest earned on investments and loans. Net interest income, on a fully taxable equivalent basis, in 1994 increased 7.7% or $860,000 over the 1993 figure of $11,181,000. This increase was the result of an increase in investments partially reduced by a decline in loans (including mortgage loans held-for-sale) as an increase in average demand, savings, club and time deposits. Also affecting 1994 net interest income was a decline of interest earned on loans and investments that was less than the decline on interest paid on deposits.

     The net interest margin, a measure of net interest income performance, is determined by dividing net interest income by total interest-earning assets. The net interest margin was 4.72% for 1995, 4.70% for 1994 and 4.73% for 1993. The increase in 1995 was the result of interest-earning assets increasing at a greater rate than non-interest earning assets which was partially offset by a decrease in the net interest spread, the difference of interest earned on assets less the interest paid on deposits and debt. The interest spread was 4.26%, 4.37% and 4.30% for 1995, 1994 and 1993, respectively.

     The following table sets forth a rate/volume analysis, which segregates in detail the major factors that contributed to the changes in net interest income for the years ended December 31, 1995 and 1994, as compared to the respective previous periods, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rates (change in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The latter, changes in rate/volume, has been allocated in its entirety to the change in rates. The interest income included in the rate/volume analysis table has been adjusted to a fully taxable equivalent amount using the Federal Statutory tax rate of 34%. Non-accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

RATE/VOLUME ANALYSIS
(Dollars in Thousands)
(Fully Taxable Equivalent)
                               Increase (Decrease) in Year Ended December 31,
                                1995 to 1994                   1994 to 1993
                               Change Due to:                  Change Due To:
                           TOTAL    RATE    VOLUME     TOTAL    RATE    VOLUME

Interest Income
 Interest-Bearing
 Balances With Banks     $  (25)  $   29  $   (54)    $   34   $  39   $   (5)
 Federal Funds Sold         (51)     --       (51)        15      14        1
 Investment Securities    1,094      688      406      1,014    (229)   1,243
 Loans                    1,915      720    1,195       (618)   (217)    (401)
                          -----      ---      ---      -----    ----    -----

 Total Interest Income    2,933    1,437    1,496        445    (393)     838
                          -----      ---      ---      -----    ----    -----

Interest Expense
 Demand Deposits,
  Savings & Clubs           (81)     114     (195)      (184)   (559)     375
 Time Deposits            1,559      903      656       (313)   (327)      14
 Federal Funds Purchased
  and Securities Sold
  Under Agreements
  to Repurchase             185      113       72         76      27       49
 Short-Term Borrowings      344       97      247         (7)     --       (7)
 Long-Term Borrowings        92      (45)     137         13      19       (6)
                          -----      ---      ---      -----    ----    -----

 Total Interest Expense   2,099    1,182      917       (415)   (840)     425
                          -----      ---      ---      -----    ----    -----

 Increase in Net
  Interest Income        $  834   $  255   $  579     $  860  $  447   $  413
                          -----      ---      ---      -----    ----    -----

Interest Rate Sensitivity

     Interest rate sensitivity is a measure of the extent to which net interest income would change due to changes in the level of interest rates. The objective of interest rate sensitivity management is to reduce a company's vulnerability to future interest rate fluctuations and to enhance consistent growth of net interest income. The Bank's Asset/Liability Management Committee meets semi-monthly to examine, among other subjects, interest rates for various products and interest sensitivity.

     Rate sensitivity arises from the difference between the volumes of assets which are rate-sensitive as compared to the volumes of liabilities which are rate-sensitive. A comparison of interest rate-sensitive assets to interest rate-sensitive liabilities is monitored by the Bank on a regular basis using several time periods. The mismatch of assets and liabilities in a specific time frame is referred to as interest sensitivity gap. Generally, in an environment of rising interest rates, a negative gap will decrease net interest income, and in an environment of falling interest rates, a negative gap will increase net interest income.

     While using this analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest-rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Company maintains a negative gap position because of the unequal sensitivity of these assets and liabilities, this position does not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. By using a simulation model which takes into account these factors combined with the current negative gap position as indicated in the "Interest Sensitivity" table, management believes there is no significant impact on net interest income in both rising and declining interest-rate environments. This strategy is believed by the Bank to minimize the overall interest-rate risk.

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At December 31, 1995, assets of $124,779,000 (41.8% of total assets) were subject to interest rate changes within one year. This compares to assets subject to interest rate changes within one year of $127,565,000 (44.8% of total assets) at the end of 1994 and $134,906,000 (50.2% of total assets) at the end of 1993. Liabilities subject to rate change within one year were $133,068,000, $146,710,000 and $136,858,000 in 1995, 1994 and 1993, respectively. A negative one-year gap position of $8,289,000 existed as of December 31, 1995. The gap positions at December 31, 1994 and 1993 were negative $19,145,000 and negative $1,952,000, respectively. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was .94 at the end of 1995, compared to .87 at the end of 1994 and .99 at the end of 1993. The "Interest Sensitivity Analysis" table on page below presents a sensitivity gap analysis of the Company's assets and liabilities at December 31, 1995 for five time-intervals. The Company's liability sensitive position decreased in 1995 as a result of an increase in longer term certificates of deposit combined with a reduction of money market and savings deposits. This change in the deposit mix was due to higher interest rates early in the year and customer anticipation of lower interest rates in the future. Also affecting an increase in the liability sensitive position were some increases in some longer term loans. Management intends to continue to purchase adjustable rate securities, make adjustable rate loans and market longer-term certificates of deposit to maintain an acceptable gap position.


Interest Sensitivity Analysis

(Dollars in Thousands) as of December 31, 1995
                       0-90    91-180    181-365    1-5
                       Days     Days      Days     Years  Over 5 years   Totals

Int-Bearing Dep
  with Banks        $   538  $     99    $  --   $    198   $   --     $    835
Federal Funds Sold    3,600       --        --        --        --        3,600
Inv Sec              17,816    11,624    14,360    27,803     7,500      79,103
Loans Held for Sale   1,006       --        --        --        --        1,006
Loans                28,863    12,765    22,159    54,425    72,475     190,687
Other Assets         11,949       --        --        --     11,334      23,283
                    -------  --------   -------   -------  --------    --------

TOTAL ASSETS        $63,772  $ 24,488   $36,519  $ 82,426   $91,309    $298,514
                    -------  --------   -------   -------  --------    --------

Non-Interest-Bearing
  Deposits          $26,690  $    --    $   --    $   --   $   --      $ 26,690
Int-Bearing Dep      49,895    20,131    22,613    43,066    91,707     227,412
Sec Sold Under
  Agreements
  to Repurchase       6,096       --        --        --        --        6,096
Long-Term Debt          643       --        --        --        --          643
Short-Term Borrowing  7,000       --        --        --        --        7,000
Other                   --        --        --        --      5,906       5,906
Capital                 --        --        --        --     24,767      24,767
                    -------  --------   -------   -------  --------    --------

 TOTAL LIABILITIES
  AND CAPITAL       $90,324  $ 20,131   $22,613   $43,066  $122,380    $298,514
                    -------  --------   -------   -------  --------    --------


Net Interest
 Sensitivity Gap   $(26,552) $  4,357   $13,906   $39,360  $(31,071)   $   --

Cumulative Interest
  Sensitivity Gap  $(26,552) $(22,195)  $(8,289)  $31,071  $    --     $   --

Service Charges and Other Income

     Service charge income amounted to $1,034,000 in 1995 compared to $798,000 in 1994 and $644,000 in 1993. In 1995 the service charges increased by $236,000 or 29.6% over 1994 and the 1994 increase over 1993 was $154,000 or 23.9%. The increase in 1995 was primarily the result of increases in the number of deposit accounts and the increase in some deposit related fees. The increase in 1994 over 1993 was due primarily to increases in deposit volume and the establishment of a fee for automated teller machine services.

     In 1995 the Company had gains on the sale of mortgage loans of $22,000 which were $15,000 or 40.5% less than the 1994 gains of $37,000. The decrease in 1995 was due to a lower volume of mortgage loan sales (see discussion on Mortgage Loans Held-for-Sale).

     Other income was $560,000 in 1995, an increase of $73,000 or 15.0% compared to $487,000 in 1994. Other income for 1993 was $460,000. These increases are the result of higher loan fees due to larger volumes and increases in miscellaneous non-deposit service fees.

Trust Department

     Revenue from the Bank's Trust Department operations was $636,000 in 1995, representing an increase of $25,000 or 4.1% over revenue of $611,000 in 1994. In comparison, the Trust Department revenue for 1994 increased by 1.7% or $10,000 over the 1993 revenue of $601,000. Trust assets are held by the Bank for its customers in a fiduciary or agency capacity, and thus are not included in the financial statements of the Company. Trust Department assets were $173,435,000 and $150,053,000 at December 31, 1995 and 1994, respectively.

     A new investment product was developed in 1995 by the Trust Department. Smart Accessible Money ("SAM") is a money market mutual fund program which provides daily liquidity and market rates of interest to customers with investable balances in excess of $50,000. The balances are invested through a trust custody account. The total amount invested in the SAM program at the end of 1995 was $5,838,000.

 Other Expenses

     Salaries and employee benefits represent a significant portion of non-interest expense. These expenses, amounting to $5,132,000, increased by $492,000 or 10.6 % in 1995 compared to $4,640,000 in 1994. These expenses in
1994 amounted to an increase of 8.0% over the $4,295,000 reported in 1993. The increase in 1995 was primarily due to salary increases of approximately 4%, added staff as a result of the purchase of the Stroudsburg branch, the opening of the two new supermarket branches, and modest other staff additions. Salary expense in 1994 increased due to normal salary increases of approximately 3% and some staff additions including the new Brodheadsville and Stroudsburg branches.

     Occupancy and equipment expenses were $1,991,000 in 1995, which was a 17.3% or a $293,000 increase from $1,698,000 in 1994. The 1994 amount was 9.8% more than the 1993 occupancy and equipment expense of $1,547,000. Most of the increase in 1995 was due to the establishment of two new supermarket branches (Airport Road and Northampton Crossings), the purchase of the Pointe North branch and concurrent closing of the Park Plaza branch, and scheduled increases in building rent. The additional occupancy and equipment expenses in 1994 are primarily due to the purchase of our Stroudsburg branch, major maintenance projects in several branches and scheduled increases in building rent. Occupancy and equipment expenses are expected to increase by approximately $260,000 in

1996 as the result of the planned purchase of additional computer equipment, a full year of expenses for the new supermarket branches and scheduled rent increases.

     Other operating expenses (such as litigation costs, deposit insurance premiums, data processing fees, legal, accounting, supplies, postage, telephone, advertising and publicity) for 1995 were $4,081,000, in relation to $3,746,000 for 1994 and $4,003,000 for 1993. The increase in 1995 of $335,000 or 8.9% was primarily due to higher legal fees as a result of the overdrafts of a customer, increases in advertising, postage and data processing expenses offset in part by lower Federal Deposit Insurance premiums. The decrease in 1994 of $257,000 or 6.4% was the result of reduced legal fees, insurance premiums and State taxes partially offset by increases in loan collection costs, postage, advertising, supplies and Federal Deposit Insurance premiums. The AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 93-7,
"Reporting on Advertising Costs", which requires disclosures regarding an entity's advertising activities. The Company's advertising costs are expensed as incurred. Advertising costs were $294,000 and $228,000 for the years ended December 31, 1995 and 1994, respectively (see Notes A.14 and I of the "Notes to Consolidated Financial Statements").

Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company adopted SFAS No. 115 as of December 31, 1993. Trading securities are measured at fair value with unrealized holding gains and losses included in income. The Company had no trading securities in 1995 and 1994. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements (see Notes
A.2. and B of the "Notes to Consolidated Financial Statements").

     Held-to-maturity securities totaled $20,054,000 at December 31, 1995 and $36,525,000 at December 31, 1994. The Company has the intent and ability to hold these securities until maturity. The fair value of these securities was $20,188,000 and $34,398,000 at December 31, 1995 and 1994, respectively.

     The Company, at December 31, 1995 and 1994, did not hold any securities identified as derivatives in the form of Collateralized Mortgage Obligations
(CMOs),  Planned  Amortization  Class  (PAC),  Real Estate  Mortgage  Investment
Conducts (REMICs), Stripped-Mortgage-Backed Securities, interest rate swaps, futures or options. At December 31, 1995, the Company did hold $7,500,000 in various U. S. Agency Step-up or Multi Step-up securities ($5,000,000 in available-for-sale and $2,500,000 in held-to-maturity). At December 31, 1994 the Company held $8,000,000 of Step-up securities ($5,000,000 in available-for-sale and $3,000,000 in held-to-maturity). These Step-up securities are direct obligations of U. S. Government Agencies that have a fixed coupon for an established time period with a call option at the end of that time period. The initial yield is higher than another security with the same end maturity but without the call/step-up feature. If the security is not called, it will step-up to a higher pre-determined coupon that may be below the current market yield at the time of the step-up. Management understands the characteristics of these securities and monitors their performance in comparison to U. S. Treasury securities. The Company held adjustable rate mortgage-backed securities issued by U. S. Government Agencies totaling $23,213,000 at December 31, 1995 ($18,152,000 in available-for-sale and $5,061,000 in held-to-maturity) and
$29,199,000  at  December  31,  1994  ($16,527,000  in  available-for-sale   and
$12,672,000 in held-to-maturity). The interest rates on most of these securities are tied to various indexes, are subject to various caps, and adjust annually. The Company also held fixed rate mortgage-backed securities issued by U. S. Government Agencies totaling $9,762,000 at December 31, 1995 ($6,375,000 in available-for-sale and $3,387,000 in held-to-maturity) and $11,093,000 at December 31, 1994 ($5,231,000 in available-for-sale and $5,862,000 in held-to-maturity).

Securities Available-for-Sale

     The Company had $59,049,000 of securities available-for-sale at December 31, 1995 as compared to $43,610,000 at December 31, 1994. At December 31, 1995
the net unrealized gain on these securities was $520,000, net of the tax effect of $267,000. There was a net unrealized loss of $1,034,000, net of the tax effect of $533,000 on the available-for-sale securities at December 31, 1994. The net unrealized gain or loss is included in shareholders' equity (see Notes
A.2 and B of the "Notes to Consolidated Financial Statements").

     These securities are being held to meet the liquidity needs of the Company and to provide flexibility to support earnings in changing interest rate environments. The tax-free municipal securities in the available-for-sale category will also be used to assist in managing the Company's Federal Tax position. While management has the intent to hold available-for-sale securities on a long-term basis or to maturity, they may sell these securities under certain circumstances. Such occurrences could include, but are not limited to, meeting current liquidity needs, adjusting maturities or repricing periods to reduce interest rate risk, reducing Federal Income Tax liability, improving current or future interest income, adjusting risk based capital position, changing portfolio concentrations, and providing funds for increased loan demand or deposit withdrawals. Upon the sale of an available-for-sale security, the actual gain or loss is included in income.

     During 1995, $10,844,000 of securities available-for-sale were sold resulting in a net gain of $22,000, which was recorded in income. The securities sold were primarily U. S. Treasury, U. S. Agency and municipal bonds held by the Bank and equity securities held by First C. G. These sales were executed to provide liquidity and improve future interest income. Securities purchased by the Company in 1995 totaled $21,144,000. Included in these purchases were $14,262,000 in U. S. Agency fixed rate bonds, $1,945,000 in U. S. Treasury bonds, $2,877,000 in municipal securities and $2,060,000 in U. S. Agency Mortgage-Backed bonds and other securities. The securities sold in 1994 totaling $4,790,000 were primarily U. S. Treasury bonds and equity securities held by First C. G. The 1994 sales resulted in net gains of $97,000 and were made to improve future interest income. Security purchases in 1994 amounted to $37,770,000 which were primarily U. S. Agency Step-up and Adjustable Rate bonds. In 1993, a net gain on security transactions of $208,000 was recorded on sales of $13,146,000.

Loan Portfolio

     At December 31, 1995, total gross loans of $196,959,000 were $8,785,000, or 4.7% higher than the 1994 amount of $188,174,000. The growth in loans in 1995 was primarily the result of an increase of $5,088,000 or 4.3% in residential real estate loans, an increase of $3,059,000 or 12.4% in consumer loans and an increase of $2,098,000 or 73.3% in real estate construction loans. Total residential real estate loans were $122,293,000 at December 31, 1995 as compared to $117,205,000 at December 31, 1994. Consumer loans totaled $27,685,000 and $24,626,000 at December 31, 1995 and 1994, respectively. At December 31, real estate construction loans were $4,959,000 in 1995 versus $2,861,000 in 1994. Also contributing to the growth in loans during 1995 was an increase in municipal loans of $1,002,000 to a total at December 31, 1995 of $1,290,000 as compared to the December 31, 1994 total of $288,000. These increases were partially offset by decreases in commercial loans of $2,100,000 or 28.0%, commercial real estate loans of $357,000 or 1.0% and other loans of $5,000 or 2.8%. The Company's primary geographic area for its lending activities includes Monroe, Northampton and Lehigh Counties, Pennsylvania.

     Making loans to businesses and individuals entails risks to the Company, including ascertaining cash flows, evaluating the credit history, assets and liabilities of a potential borrower and determining the value of the various types of collateral pledged as security. Lending involves determining risks, managing those risks and charging an appropriate interest rate to compensate for taking such risks, and to cover the cost of funds.

     The unearned discount on loans was $3,829,000 and $2,959,000 in 1995 and 1994, respectively. The loan to deposit ratio was 76.0% at December 31, 1995 and 74.8% at December 31, 1994. Funds used by the increase in loans were provided primarily by the increase in deposits. Additional information concerning loans is shown in Note C of the "Notes to Consolidated Financial Statements".

Mortgage Loans Held-for-Sale

     In 1995, management continued a program of selling most of its newly originated residential real estate loans in the secondary market. The purpose of this plan is to reduce the Company's interest rate risk and to provide funds to support a higher level of loan originations.

     The sales of residential real estate loans in the secondary market for 1995 amounted to $6,336,000. The amount of these loans originated in 1995 was $6,267,000 with the remaining $69,000 being originated in prior years and identified as held-for-sale at December 31, 1994. A net gain of $22,000 was recorded on these sales. In addition, $1,006,000 of residential real estate loans was identified as held-for-sale at December 31, 1995. All of these loans were originated during the second half of 1995. An unrealized loss of $4,000 on these loans is included in other operating expenses for 1995.

     In 1994, the Company originated $4,548,000 of residential real estate loans which were sold in the secondary market. In addition, during 1994, $15,378,000 of these loans that were originated in prior years were sold. Net gains of $37,000 were recognized on these sales in 1994. At December 31, 1994, $69,000 of residential real estate loans were identified as held-for-sale. Included in other operating expense in 1994 is an unrealized loss of $1,000 on these loans. During 1993, the Company had net gains of $417,000 on the sale of $30,278,000 of residential real estate loans. The other operating expenses for 1993 include an unrealized loss of $70,000 on mortgage loans held-for-sale of $15,378,000 at year-end 1993.

     The Company will continue to originate residential real estate loans in 1996 and intends to sell most of them in the secondary market. The Company services all of its sold residential mortgage loans and plans to continue this practice.

     The Financial Accounting Standards Board (FASB) issued a new standard, SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65", which requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of this new statement is not expected to have a material impact on the Company's financial position or results of operations. The Company will be required to adopt this standard for its year ended December 31, 1996.

Non-Performing Loans

     The following discussion relates to the Bank's non-performing loans which consist of those on a non-accrual basis and accruing loans which are past due ninety days or more.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. The Company views these loans as non-accrual, but considers the principal to be substantially collectible because the loans are protected by adequate collateral or other resources. Interest on these loans is recognized only when received. The table "Non-Accrual Loans" on page 14 shows the balance and the effect on interest income of non-accrual loans for each of the periods indicated. There were $2,181,000 of loans on a non-accrual status at December 31, 1995. The increase in non-accrual loans during 1995 of $457,000 resulted from the deteriorating financial position of a few borrowers.

     The Company does not have any significant loans that qualify as "Troubled Debt Restructuring" as defined by SFAS No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at December 31, 1995 and 1994.


Non-Accrual Loans
(Dollars in Thousands)
at December 31,                1995      1994      1993      1992       1991
                               ----      ----      ----      ----       ----

Non-accrual loans on
 a cash basis                $ 2,181   $ 1,724   $ 1,569   $ 1,395    $ 1,564
                             -------   -------   -------   -------    -------

Non-accrual loans as a
 percentage of total loans      1.13%      .93%      .93%      .76%       .92%
                             -------   -------   -------   -------    -------

Interest which would have
 been recorded at
 original rate               $   214   $   168   $   134   $    87    $   116

Interest that was
 reflected in income              44      --        --        --            7
                             -------   -------   -------   -------    -------

Net impact on
 interest income             $  (170)  $  (168)  $  (134)  $    87)   $  (109)


     Set forth below are the amounts of loans outstanding as of the end of each of the periods indicated that are 90 days and over past due and are on an accrual basis and are not included in the table above. Management continues to accrue interest on these loans since they are secured and in the process of collection and expects they will eventually be paid in full.


Accruing Loans Past Due 90 Days or More

(Dollars in Thousands)
at December 31,               1995      1994    1993      1992      1991
                              ----      ----    ----      ----      ----

Accruing loans past due
 90 days or more            $1,115    $1,069    $672    $1,563    $1,427

Accruing loans past due
 90 days or more as a
percentage of total loans      .58%      .58%    .40%      .85%      .84%

     On January 1, 1995 the Company adopted SFAS No. 114, "Accounting for Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

     The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment at December 31, 1995 are as follows:

(Dollars in Thousands) at December 31,          1995
                                                ----

Principal amount of impaired loans            $2,035
Accrued interest                                 ---
Deferred loan costs                                4
                                               2,039
                                               -----
Less valuation allowance at December 31, 1995    238
                                               -----
                                              $1,801

     On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for 1995 is as follows:

(Dollars in Thousands) for the year ended       1995
                                                ----

Valuation allowance at January 1, 1995          $160
Provision for loan impairment                    187
Direct charge-offs                               125
Recoveries                                        16
                                                ----
Valuation allowance at December 31, 1995        $238

     Total cash collected on impaired loans during 1995 was $182,000, of which $138,000 was credited to the principal balance outstanding on such loans and $44,000 was recognized as interest income. Interest that would have been accrued on impaired loans during 1995 was $214,000. The valuation allowance for impaired loans of $238,000 at December 31, 1995 is included in the "Allowance for Possible Loan Losses" which amounts to $2,443,000 at December 31, 1995.

     Shown in the following table is the amount of "Other Real Estate Owned" as of the end of each of the periods indicated recorded as an asset on the Company's books as the result of the foreclosure of certain non-performing real estate loans.

OTHER REAL ESTATE OWNED

(Dollars in Thousands) at December 31,  1995   1994   1993    1992    1991

Other Real Estate Owned                $ 364  $ 373  $ 738   $ 124   $ 285

Allowance and Provision for Possible Loan Losses

     The allowance for possible loan losses constitutes the amount available to absorb estimated losses within the loan portfolio. As of December 31, 1995, the allowance for possible loan losses was $2,443,000 as compared to the December 31, 1994 amount of $2,187,000 and the December 31, 1993 amount of $1,953,000.
The allowance for possible loan losses as a percentage of total loans outstanding as of December 31, 1995 was 1.26%. This compares to 1.18% at the end of 1994 and 1.16% at the end of 1993. The increase in the allowance for possible loan losses of $256,000 was the result of management's review of non-performing loans (the sum of non-accrual loans and accruing loans past due 90 days or more) of $3,296,000 as of December 31, 1995 as compared to $2,793,000 as of December 31, 1994 (see tables on page 14). Net charge-offs as detailed in the tables on page 16 were $1,542,000 in 1995 or $1,356,000 greater than the 1994 amount of $186,000. Net loans charged-off in 1993 were $652,000. The increase in net charge-offs in 1995 is primarily the result of a net loss of $1,264,000 (net of recoveries) due to the overdrafts of a certain customer. The Company has filed criminal charges and instituted litigation to recover these funds. There is no assurance that such litigation will result in additional recoveries. Net charge-offs related to loans in 1995 totaled $278,000 (net of recoveries). These charge-offs were primarily due to higher consumer loan losses. The reduction of charge-offs in 1994 is due to lower charge-offs of commercial and consumer loans. The ratio of net loan charge-offs to average loans outstanding was .81%,
 .10% and .36% in 1995, 1994 and 1993, respectively.

     The provision for loan losses for the year ended December 31, 1995 was $1,798,000 as compared to $420,000 for the year ended December 31, 1994 and $765,000 for the year ended December 31, 1993. The increase in 1995 from 1994 was $1,378,000. This increase was principally the result of the increase in net charge-offs for 1995 due to the overdraft loss. In 1994, the decrease in the provision was $345,000 or 45.1% over 1993. This decrease was due to lower loan losses in 1994.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

(Dollars in Thousands)
For the Year Ended December 31,   1995      1994      1993      1992      1991

Allowance for Loan Losses
 at Beginning of Year         $  2,187  $  1,953  $  1,840  $  1,702  $  1,465
                              --------  --------  --------  --------  --------
Loans Charged-Off
by Category:
 Commercial                        161       259       392       600       374
 Real Estate - Construction        --         --        --        --        --
 Real Estate - Residential         --         35         3        72        30
 Consumer/Installment              319       144       348       337       244
 Other                           1,278        --        --        --        --
                              --------  --------  --------  --------  --------
                                 1,758       438       743     1,009       648
                              --------  --------  --------  --------  --------
Loans Recovered
by Category:
 Commercial                        105       170        57        22        67
 Real Estate - Construction         --        --        --        --        --
 Real Estate - Residential          --        --        --        --        --
 Consumer/Installment               97        82        34         6         8
 Other                              14        --        --        --        --
                              --------  --------  --------  --------  --------
                                   216       252        91        28        75
                              --------  --------  --------  --------  --------
Net Loans Charged-Off            1,542       186       652       981       573
                              --------  --------  --------  --------  --------
Provision Charged to Expense     1,798       420       765     1,119       810
                              --------  --------  --------  --------  --------
Allowance for Loan Losses
 at End of Period             $  2,443  $  2,187  $  1,953  $  1,840  $  1,702
                              ========  ========  ========  ========  ========

Total Loans
 Average                      $190,192  $178,624  $180,850  $177,842  $167,206
  ear-End                     $193,130  $185,215  $168,566  $183,232  $169,732

Net Loans Charged Off to:
 Average Loans                     .81%      .10%      .36%      .55%      .34%
 Loans at Year-End                 .80%      .10%      .39%      .54%      .34%
 Allowance to Possible
  Loan Losses at Year-End        63.12%     8.50%    33.38%    53.32%    33.67%
 Provision for Possible
  Loan Losses                    85.76%    44.29%    85.23%    87.67%    70.74%

Allowance for Possible
Loan Losses at Year-End to:
 Average Loans                    1.28%     1.22%     1.08%     1.03%     1.02%
 Loans at Year-End                1.26%     1.18%     1.16%     1.00%     1.00%

     The allowance for possible loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, diversification by industry, and the establishment of lending targets to various segments of the portfolio. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees. Management believes that these procedures provide adequate assurances against the adverse impact from any event or set of conditions, and that the level of the allowance for possible loan losses is sufficient to meet the present and potential risk characteristics of the loan portfolio including the current level of non-performing and past-due loans.

     Management ranks loans or portions thereof which present unfavorable factors according to the degree of collectibility. Such analysis and examinations form the principal foundation on which management makes an ongoing evaluation as to the adequacy of the allowance for possible loan losses.

Deposits

     Deposits are the primary source of the Company's funds. During 1995 deposits increased by $6,570,000 or 2.7% to a total of $254,102,000 at December 31, 1995 from a total of $247,532,000 at December 31, 1994. Average deposits for 1995 were $246,937,000, an increase of $6,518,000 or 2.7% over the average total deposits for 1994 of $240,419,000. The major reason for this growth was the purchase of $6,200,000 in deposits with the Pointe North branch from another commercial bank. Also contributing to the increase in deposits was the strong growth of certificates of deposit as consumers moved to lock in higher interest rates and a modest growth in non-interest bearing checking deposits as a result of the introduction by the Bank in 1995 of two new non-interest checking services, "Value Checking" and "Just Checking". "Value Checking" provides unlimited check writing with no minimum balance requirement, monthly statements and the availability of an automated teller machine card for a small monthly fee. "Just Checking" is a no service charge, no minimum balance requirement non-interest bearing checking account with unlimited check writing and a quarterly statement. An automated teller machine card is not available with a "Just Checking" account. The deposit growth in certificates of deposit and non-interest bearing deposits was partially offset by declines in savings accounts, money market accounts and interest bearing checking accounts, including the First Colonial Club(R) products (interest-bearing checking accounts which include a package of services from discount pharmacy, discount travel, to free money order and travelers checks). The slower growth of deposits seen by the Company and the banking industry in general is due primarily to the flow of funds into mutual funds and other investment options. In 1995, the Company began offering a money market mutual fund product to its customers through the Bank's Trust Department (see discussion on Trust Department). Approximately $2,500,000 of deposit balances were transferred to this money market mutual fund in 1995.

     The Bank's time deposits, including certificates of deposit under $100,000, increased in 1995 with averages balances of $90,925,000 which is $11,275,000 or 14.2% higher than the 1994 average balance of $79,650,000. Average certificates of deposit over $100,000 were $6,184,000 in 1995 as compared to $2,961,000 in 1994, an increase of $3,223,000 or 108.8%. The new "Just Checking" and "Value Checking" products accounted for most of the growth in non-interest bearing deposits in 1995. Non-interest bearing deposits averaged $23,782,000 in 1995 as compared to $23,347,000 in 1994, an increase of $435,000 or 1.9%. Offsetting some of this growth were declines in average savings and club deposits of $4,990,000 or 7.1% from an average balance of $70,442,000 in 1994 to an average balance of $65,452,000 in 1995, and declines in average money market deposits which averaged $17,639,000 in 1995 as compared to $20,383,000 in 1994, a decrease of $2,744,000 or 13.5%. In addition, there was a $681,000 or 1.6% decline in interest-bearing demand deposits with average balances of $42,955,000 in 1995 as compared to the 1994 average of $43,636,000.

Short-Term Borrowings

     The Company had securities sold under agreements to repurchase totaling $6,096,000 at December 31, 1995 and $9,027,000 at December 31, 1994. There were also short-term borrowings in the form of Federal Home Loan Bank borrowings of $7,000,000 December 31, 1995 and $750,000 at December 31, 1994. At December 31,
1995 and 1994, there were no borrowings in the form of Federal Funds purchased or Federal Reserve Bank discount borrowings. Additional information relating to short-term borrowings can be found in Note G of the "Notes to Consolidated Financial Statements".

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, short-term investment securities, and funds received from the repayment of loans and short-term borrowings. At year-end 1995, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $16,384,000, and securities maturing within one year totaled $4,955,000. At year-end 1994, cash, due from banks, Federal funds sold, and interest-bearing deposits with banks totaled $11,070,000, and securities maturing within one year were $3,858,000.

     The Bank is a member of the Federal Home Loan Bank of Pittsburgh, Pennsylvania. The Bank had interest-bearing deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $538,000 at December 31, 1995 and $4,000 at December 31, 1994. These deposits are included in interest-bearing deposits with banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh in place of other banks. The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $27,666,000, all of which was available at December 31, 1995.

     Cash flows for the year ended December 31, 1995 consisted of Cash Provided by Operating Activities of $3,840,000 and Cash Provided by Financing Activities of $9,082,000, offset in part by Cash Used in Investing Activities of $8,042,000 resulting in a net increase in cash and cash equivalents of $4,880,000. The Cash Provided by Operating Activities was comprised principally of net income of $1,401,000, proceeds from the sale of mortgage loans of $6,336,000, a provision for possible loan losses of $1,798,000, depreciation and amortization of $624,000, an increase in accrued interest payable of $743,000 resulting from increases in certificates of deposit balances, reduced by mortgage loans originated for sale of $7,273,000 and an increase in accrued interest income of $130,000 as a result of higher loan balances. The Cash Provided by Financing Activities was comprised of increases in certificates of deposit of $19,125,000 and increases in short-term borrowings of $6,250,000. The sale of common shares pursuant to the Dividend Reinvestment Plan resulted in proceeds of $252,000. Partially offsetting these increases were decreases in interest and non-interest bearing demand and savings accounts of $12,555,000, a decrease of $2,931,000 in repurchase agreements and cash dividends paid of $972,000. The Cash Used in Investing Activities was primarily for the purchase of $19,306,000 of available-for-sale securities and $2,836,000 of held-to-maturity securities, a net increase of loans to customers of $9,937,000 and the purchase of premises and equipment of $1,508,000, primarily due to the acquisition of the new Pointe North branch, the opening of the two supermarket branches at Airport Road and Northampton Crossings, and the drive-up Automated Teller Machines located at Northampton Crossings. Offsetting these cash uses in investing activities were proceeds from the maturities of available-for-sale securities of $11,055,000, and held-to-maturity securities of $3,284,000 and the proceeds from the sales of available-for-sale securities of $11,177,000 and the sale of other real estate of $463,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at December 31, 1995 was $24,767,000 as compared to $22,400,000 on December 31, 1994, for an increase of $2,367,000 or 10.6%. This increase was primarily attributable to retained earnings, the sale of common shares pursuant to the Dividend Reinvestment Plan and unrealized gains on securities available-for-sale of $520,000 (net tax effect of $267,000) at December 31, 1995. Included in shareholders' equity at December 31, 1994 was $1,034,000 (net of tax effect of $533,000) of unrealized losses on securities available-for-sale (see discussion on Securities Available-for-Sale).

     On June 28, 1994, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on June 6, 1994. Fractional shares were paid in cash based on a per share price of $17.31. The number of average shares and per share information in this report has been restated to reflect this 5% stock dividend.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. In 1995, 15,573 new common shares were purchased from authorized and unissued shares at an average price of $15.99 for proceeds of $249,000. In 1994, 14,744 new common shares were purchased from authorized and unissued shares at an average price of $16.48 per share for proceeds of $243,000.

     A Non-Employee Director Stock Option Plan was adopted by the shareholders at the Annual Meeting in April 1994. This plan provides for the awarding of stock options to the Company's non-employee directors. Pursuant to this plan, in 1995, options to purchase 2,100 shares of the Company's common stock at a price of $15.75 per share were granted to certain non-employee directors. Options totaling 8,400 shares were granted to non-employee directors under this plan in 1994 at a price of $16.19 per share.

     The Company also has a Stock Option Plan that was adopted in 1986 which provides for the granting of options to acquire company common stock to officers and key employees. There were no options granted in 1995. In 1994, under this plan, options for 5,750 shares were granted to officers at a price of $16.75. Total options outstanding under this plan at December 31, 1995 were 16,168 at an average price of $18.11.

     At December 31, 1995, the total of all options under both plans to acquire shares were 26,578 at an average price of $17.32 per share. There were 24,568 options to acquire shares at an average price of $17.45 per share outstanding at December 31, 1994. No options have been exercised under the stock option plans. Authorized shares available for future option grants were 60,243 and 62,253 at December 31, 1995 and 1994, respectively. The Financial Accounting Standards Board issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion 25, "Accounting for Stock Issue to Employees". Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has not determined which method it will follow in the future, but anticipates following APB Opinion 25. The Company will be required to adopt the new standard for its year ended December 31, 1996 (see Notes A. 8. and N of the "Notes to Consolidated Financial Statements").

     Banking regulators require bank holding companies and banks to maintain certain capital levels through risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These capital standards relate a banking company's capital to the risk profile of its assets. The risk-based capital standards now require all banks to have Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses.

     Banking regulators also require bank holding companies and banks to maintain a certain Tier 1 leverage ratio. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The following tables provide a comparison of the Company's and Bank's risk-based capital ratios and leverage ratio to the minimum regulatory guidelines for the periods indicated.


Capital Ratios of the Company
                                                     Minimum
                                 Company      Regulatory Requirement
at December 31,               1995    1994      1996, 1995 and 1994

Tier 1 Leverage Ratio         8.20%   8.43%       3.00%  -  5.00%
Risk-Based Capital Ratio
     Tier 1 Capital          14.62%  14.82%            4.00%
     Total Capital           15.86%  16.06%            8.00%


Capital Ratios of the Bank
                                                      Minimum
                                    Bank       Regulatory Requirement
at December 31,               1995    1994       1996, 1995 and 1994

Tier 1 Leverage Ratio         6.80%   7.23%        3.00%  -  5.00%
Risk-Based Capital Ratio
     Tier 1 Capital          12.41%  12.77%             4.00%
     Total Capital           13.66%  14.23%             8.00%

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law in December 1991, required each federal banking agency, including the Board of Governors of the Federal Reserve System ("FRB"), to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily mortgages. This law also requires each federal banking agency, including the FRB, to specify, by regulation, the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized".

     All of the bank regulatory agencies recently issued a final rule that amends their capital guidelines for interest rate risk and requires such agencies to consider in their evaluation of a bank's capital adequacy the exposure of a bank's capital and economic value to changes in interest rates. This final rule does not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and hopefully propose at a later date explicit minimum requirements.

     The Company is not aware of any known trends, events or uncertainties that will have a material effect on the Company's liquidity, capital resources or operations. The Company is not under any agreement with the regulatory authorities nor is it aware of any current recommendation by regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital, resources, or the operations of the Company.

Impact of Inflation and Changing Prices

     The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Another significant effect of inflation is on other expenses, which tend to rise during periods of general inflation.

     Management believes the most significant impact on financial results is the Company's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between interest-sensitive assets and liabilities in order to protect against wide interest-rate fluctuations.

Employers' Accounting for Employee Stock Ownership Plans

     The Company has established an Employee Stock Ownership Plan (ESOP) covering eligible employees with one year of service as defined by the plan. Effective January 1, 1994, the Company adopted new accounting for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"), of the Accounting Standards Division of the American Institute of Certified Public Accountants issued in November 1993. SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of the shares committed to be released from the ESOP to employees. The adoption of SOP 93-6 had no material effect on the Company's financial statements (see Notes A.8. and K of "Notes to Consolidated Financial Statements").

Employers' Accounting for Post-retirement Benefits Other Than Pensions

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement
Benefits Other Than Pensions" (SFAS 106) in December 1990. This Statement significantly changes the Company's practice of accounting for non-pension post-retirement benefits from a pay-as-you-go (cash) basis to an accrual basis. The Company studied this statement to determine its effect on the financial statements. If the Company had elected to record the full amount of its estimated accumulated post-retirement benefits obligation other than pensions, the result would have been a one-time charge to earnings in 1993 of approximately $308,000. The Company, however, elected the option under SFAS 106 to amortize the obligation over 20 years which resulted in a charge to earnings in 1995 and 1994 of approximately $45,000 and $41,000, respectively (see Note M of "Notes to Consolidated Financial Statements").

Accounting for the Impairment of Long-Lived Assets

     The Financial Accounting Standards Board issued a new standard, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of this new statement is not expected to have a material impact on the Company's financial position or results of operation. The Company is required to adopt this new standard for its year ended December 31, 1996.

Quarterly Financial Data (Unaudited)

     The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to reflect retroactively the 5% stock dividend of June 1994.


Dollars in Thousands,
except per share data                     Three Months Ended
    1995                         Dec. 31     Sept. 30     June 30     March 31

Interest  income                 $ 5,602     $ 5,620      $ 3,110     $ 3,174
                                 -------     -------      -------     -------
Provision (credit)
 for possible loan losses            100         100         (172)      1,770
                                 -------     -------      -------     -------
Net gain (losses) on sale
 of securities and mortgages          20          25           18         (19)
                                 -------     -------      -------     -------
Income (loss) before
 income taxes                        908         949        1,116      (1,057)
                                 -------     -------      -------     -------
Net income (loss)                $   634     $   659      $   771     $  (663)
                                 =======     =======      =======     =======
Net income (loss)
 per share of common stock       $  0.44     $  0.46      $  0.54     $ (0.46)
                                 =======     =======      =======     =======

    1994                         Dec. 31     Sept. 30     June 30     March 31

Interest  income                 $ 5,027     $ 4,812      $ 4,562     $ 4,585
Net interest income                3,137       3,028        2,844       2,825
                                 -------     -------      -------     -------
Provision for possible
 loan losses                         120         100          100         100
                                 -------     -------      -------     -------
Net gain (losses) on sale
 of securities and mortgages         (34)         (6)          80          94
                                 -------     -------      -------     -------
Income before income taxes           868         804          813         875
Net income                       $   605     $   561      $   568     $   608
                                 =======     =======      =======     =======
Net income per share
 of common stock                 $  0.43     $  0.40      $  0.40     $  0.43
                                 =======     =======      =======     =======

Item 7.         Financial Statements

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) At December                    1995         1994

ASSETS
  Cash and Due From Banks                         $  11,949    $  10,669
  Federal Funds Sold                                  3,600         --
                                                  ---------    ---------
    Total Cash and Cash Equivalents                  15,549       10,669

  Interest-Bearing Deposits With Banks                  835          401
  Investment Securities
    (Fair Value:  1995 - $20,188;
     1994 - $34,398)                                 20,054       36,525
  Securities Available-for-Sale at Fair Value        59,049       43,610
  Mortgage Loans Held-for-Sale                        1,006           69
  Total Loans, Net of Unearned Discount             193,130      185,215
  Less:  Allowance for Possible Loan Losses          (2,443)      (2,187)
                                                  ---------    ---------
  Net Loans                                         190,687      183,028
  Premises and Equipment                              6,763        5,862
  Accrued Interest Income                             1,878        1,748
  Other Real Estate Owned                               364          373
  Other Assets                                        2,329        2,268
                                                  ---------    ---------
    TOTAL  ASSSETS                                $ 298,514    $ 284,553
                                                  =========    =========
LIABILITIES
  Deposits
   Non-Interest Bearing Deposits                  $  26,690    $  25,028
   Interest-Bearing Deposits
   (Includes Certificates of Deposit in Excess
    of $100:  1995 - $6,623; 1994 - $5,130)         227,412      222,504
                                                  ---------    ---------
  Total Deposits                                    254,102      247,532

  Securities Sold Under
   Agreements to Repurchase                           6,096        9,027
  Short-Term Borrowing                                7,000          750
  Long-Term Debt                                        643          862
  Accrued Interest Payable                            3,425        2,682
  Other Liabilities                                   2,481        1,300
                                                  ---------    ---------
    TOTAL LIABILITIES                               273,747      262,153
                                                  ---------    ---------
SHAREHOLDERS' EQUITY

 Preferred Stock, Par Value $5.00 a share              --           --
  Authorized - 500,000 shares, none issued

 Common Stock, Par Value $5.00 a share
  Authorized - 10,000,000 shares
  Issued and outstanding - 1995, 1,471,100 shs;
                           1994, 1,455,427 shs        7,355        7,277

 Additional Paid-in Capital                           7,056        6,882
 Retained Earnings                                   10,479       10,050
 Employee Stock Ownership Plan Debt                    (643)        (775)
 Net Unrealized Gain (Loss)
  on Securities Available-for-Sale                      520       (1,034)
                                                  ---------    ---------
  TOTAL SHAREHOLDERS' EQUITY                         24,767       22,400
                                                  ---------    ---------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                           $ 298,514    $ 284,553
                                                  =========    =========

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except per share data)
 For the Year Ended December 31,            1995         1994         1993
INTEREST INCOME
 Interest and Fees on Loans              $ 16,896     $ 14,984     $ 15,605
 Interest on Investment Securities
  Taxable                                   4,477        3,439        2,372
  Tax-Exempt                                  384          348          383
 Interest on Other Investments
  Deposits with Banks                         133          158          123
  Federal Funds Sold                            6           57           42
                                        ---------    ---------    ---------
   Total Interest Income                   21,896       18,986       18,525
                                        ---------    ---------    ---------
INTEREST EXPENSE
 Interest on Deposits                       8,332        6,853        7,351
 Interest on Short-Term Borrowings .          684          169          100
 Interest on Long-Term Debt                   236          130          117
                                        ---------    ---------    ---------
   Total Interest Expense                   9,252        7,152        7,568
                                        ---------    ---------    ---------
NET INTEREST INCOME                        12,644       11,834       10,957
 Provision for Possible Loan Losses         1,798          420          765
                                        ---------    ---------    ---------
 Net Interest Income After Provision
  for Possible Loan Losses                 10,846       11,414       10,192
                                        ---------    ---------    ---------
OTHER INCOME
 Trust Revenue                                636          611          601
 Service Charges on Deposit Accounts        1,034          798          644
 Investment Securities Gains, Net ..           22           97          208
 Gains on the Sale of Mortgage Loans           22           37          417
 Other Operating Income                       560          487          460
                                        ---------    ---------    ---------
  Total Other Income                        2,274        2,030        2,330
                                        ---------    ---------    ---------
OTHER EXPENSES
 Salaries and Employee Benefits             5,132        4,640        4,295
 Net Occupancy and Equipment Expense        1,991        1,698        1,547
 Other Operating Expenses                   4,081        3,746        4,003
                                        ---------    ---------    ---------
  Total Other Expenses                     11,204       10,084        9,845
                                        ---------    ---------    ---------
Income Before Income Taxes                  1,916        3,360        2,677
Applicable Income Taxes                       515        1,018          769
                                        ---------    ---------    ---------
NET INCOME                               $  1,401     $  2,342     $  1,908
                                        =========    =========    =========
PER SHARE DATA
  Net Income                             $   0.98     $   1.66     $   1.55
  Cash Dividends                             0.68         0.66         0.65

    Average Shares Outstanding          1,432,753    1,411,046    1,233,543

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands)

                                                           Unreal Net
                                                           Gain(Loss)
                    Common   Capital   Retained    ESOP      on Sec
                    Stock    Surplus   Earnings    Debt  Avail-for-Sale  Total

Bal at Jan 1, 1993 $5,320    $3,166    $ 7,895   $ (323)    $  ---      $16,058
    1993
Net Income                               1,908                            1,908
Sale of Common Stk
 under Div Reinv
 Plan (8,262 shares)   41        94                                         135
Sale of Common Stk
 under Stk Off
 (300,000 shares)   1,500     3,448                                       4,948
Cash Div Paid                             (812)                            (812)
Proceeds from
 ESOP Loan                                         (650)                   (650)
ESOP Loan Payment                                    67                      67
Unrealized Net Gain
 on Sec Avail-for-Sale                                         340          340
                    -----     -----      -----     ----        ---       ------

 Dec 31, 1993       6,861     6,708      8,991     (906)       340       21,994

     1994
Net Income                               2,342                            2,342
Sale of Common Stk
 under Div Reinv
 Plan (14,401 shs)     72       171                                         243
Cash Dividends Paid                       (936)                            (936)
Stock Dividend of 5%
 (68,793 shares)      344                 (344)                             ---
Cash in Lieu of
 Fractional Shares                          (3)                              (3)
ESOP Loan Payment                                   131                     131
Unalloc ESOP Shs
 Committed to
 Employees
 (4,724 shares)                   3                                           3
Unrealized Net Loss
on Sec Avail-for-Sale                                       (1,374)      (1,374)
                    -----     -----     ------     ----     ------       ------
Bal at
 Dec 31, 1994       7,277     6,882     10,050     (775)    (1,034)      22,400

     1995
Net Income                               1,401                            1,401
Sale of Common Stk
under Div Reinv
Plan (15,573 shs)      78       171                                         249
Cash Dividends Paid                       (972)                            (972)
ESOP Loan Payment                                   132                     132
Unalloc ESOP Shs
 Committed to
 Employees (4,724 shs)            3                                           3
Unrealized Net Gain on
  Sec Avail-for-Sale                                         1,554        1,554
                   ------     ------   -------   ------     ------      -------
Bal at
 Dec 31, 1995      $7,355     $7,056   $10,479   $ (643)    $  520      $24,767

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
 For the Year Ended December 31,
                                                1995        1994        1993

OPERATING ACTIVITIES
 Net Income                                  $  1,401    $  2,342    $  1,908
 Adjustments to Reconcile
  Net Income to Net Cash Provided by
  Operating Activities:
   Provision for Possible Loan Losses           1,798         420         765
   Depreciation and Amortization                  624         458         353
   Amortization of Security Discounts            (152)        (98)        (57)
   Amortization of Security Premiums              186         261         221
   Deferred Taxes                                (156)          3         568
   Amortization of Deferred Fees on Loans          48        (238)       (561)
   Investment Securities Gains, Net               (22)        (97)       (208)
   Gain on Sale of Mortgage Loans                 (22)        (37)       (417)
   Mortgage Loans Originated for Sale          (7,273)     (4,548)     (9,984)
   Mortgage Loan Sales                          6,336      19,926      30,278
   Unrealized Loss on Mortgage
    Loans Held for Sale                           --          --           70
   Changes in Assets and Liabilities:
    (Increase) Decrease in Accr Int Inc          (130)       (354)         77
     Increase (Decrease) in Accr Int Pay          743        (292)     (1,027)
     Net Decrease (Increase) in Other Assets       78        (154)       (671)
     Net Increase (Decrease) in Other Liab        381        (156)       (871)
                                                -----      ------      ------
Net Cash Provided by Operating Activities       3,840      17,436      20,444
                                                -----      ------      ------
INVESTING ACTIVITIES
 Proceeds from Mat of Sec Avail-for-Sale       11,055       8,453        --
 Proceeds from Mat of Sec Held-to-Maturity      3,284       4,760      11,598
 Proceeds from Sales of Sec Avail-for-Sale     11,177       4,790      13,146
 Purchase of Sec Available-for-Sale           (19,306)    (23,963)       --
 Purchase of Securities Held-to-Maturity       (2,836)    (14,396)    (38,249)
 Net (Inc) Dec in Int Bearing Dep With Banks     (434)        245         544
 Net Increase in Loans                         (9,937)    (17,235)    (21,562)
 Purchase of Premises and Equipment            (1,508)     (1,446)     (3,318)
 Proceeds from Sale of Other RE Owned             463       1,092         198
                                                -----      ------      ------
 Net Cash Used in Investing Activities         (8,042)    (37,700)    (37,643)
                                                -----      ------      ------
FINANCING ACTIVITIES
 Net (Dec) Inc in Int and Non-Interest
  Bearing Demand Dep and Savgs Accounts       (12,555)      8,538      17,424
 Net Inc (Dec) in Certificates of Deposit      19,125       3,429        (237)
 Repayments of Long-Term Debt                     (87)       (338)       (384)
 Net Inc (Dec) in Repurchase Agreements        (2,931)      4,316       1,178
 Net Increase in Short-Term Borrowings          6,250         750        --
 Proceeds from Issuance of Common Stock           252         246       5,083
 Cash Dividends Paid                             (972)       (936)       (812)
 Cash in Lieu of Fractional Shares                --           (3)        --
                                                -----      ------      ------
 Net Cash Provided by Financing Activities      9,082      16,002      22,252
                                                -----      ------      ------
  Inc (Dec) in Cash and Cash Equivalents        4,880      (4,262)      5,053
  Cash and Cash Equivalents, January 1,        10,669      14,931       9,878
                                                -----      ------      ------
  Cash and Cash Equivalents, December 31,    $ 15,549    $ 10,669    $ 14,931
                                             ========    ========    ========


See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables are in thousands)
December 31, 1995 and 1994

NOTE A - SUMMARY OF ACCOUNTING POLICIES

First Colonial Group, Inc. (the Company) is a one bank holding company of Nazareth National Bank and Trust Company (the Bank). The Bank is an independent community bank providing retail and commercial banking services throughout its twelve offices in Northampton, Lehigh, and Monroe counties in Northeastern Pennsylvania.

     The Bank competes with other banking and financial institutions in it's primary market communities, including financial institutions with resources substantially greater than it's own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time deposit and for types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

     The Company and the Bank are subject to regulations of certain state and federal agencies, and accordingly, they are periodically examined by those regulatory agencies. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affective by state and federal legislation and regulation which may have the effect of increasing the cost of doing business.

1.  Principles of Consolidation

     The consolidated financial statements include the accounts of First Colonial Group, Inc. (the Company) and its wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the Bank) and First C. G. Company, Inc. All significant inter-company balances and transactions have been eliminated.

 2.  Investment Securities

     The Company adopted, on December 31, 1993, Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", issued in May 1993. SFAS No. 115 specifies that the Company classify its debt and marketable equity securities in three categories: trading securities, available-for-sale and held-to-maturity securities. Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company does not engage in security trading. Available-for-sale securities are measured at fair value, with unrealized gains and losses, net of tax effect, reported in equity. Held-to-maturity securities are carried at amortized cost, and the Company has the positive intent and ability to hold such securities until maturity. The Company's classification of its investment securities into these categories is detailed in "Note B Investment Securities".

     Investment securities held-to-maturity that are principally debt securities are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using the interest method over the period to maturity.

        Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

3.  Mortgages Held-for-Sale

     Mortgage loans held-for-sale are carried at the lower of aggregate cost or fair value. Unrealized losses are included in other operating expenses. Realized gains and losses from mortgage loan sales are included in total other income. Interest and fee income earned during the holding period are included in interest and fees on loans. The Financial Accounting Standards Board (FASB) issued a new standard, SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65", which requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of this new statement is not expected to have a material impact on the Company's financial position or results of operations. The Company will be required to adopt this standard for its year ended December 31, 1996.

 4.  Loans and Allowance for Possible Loan Losses

     Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for possible loan losses. Interest income on loans is accrued using various methods which approximate a constant yield.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Upon such discontinuance, all unpaid accrued interest is reversed.

     The allowance for possible loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

     The Bank adopted SFAS No. 114, "Accounting for Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. This new standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The adoption of SAFS No. 114, as amended by SFAS No. 118, on January 1, 1995 did not have a material impact on the Company's financial condition or results of operations (see Note E).

 5.  Loan Fees and Related Costs

     Certain   origination   and  commitment   fees,  and  certain  direct  loan
origination costs are deferred and amortized over the contractual life of the related loans. This results in an adjustment of the related loan's yield.

 6. Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of buildings and land improvements is computed principally on the straight-line method, and of equipment, principally on an accelerated method, over the estimated useful lives of the assets.

 7.  Income Taxes

     The Company adopted, effective January 1, 1992, SFAS No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, loan origination fees, provision for possible loan losses, unrealized gains and deferred expenses.

     The deferred method, used in years prior to 1992, required the Company to provide for deferred tax expense based on certain items of income and expense which were reported in different years in the financial statements and the tax returns as measured by the tax rate in effect for the year the difference occurred.

 8.  Employee Benefit Plans

     The Company has established an Employee Stock Ownership Plan (ESOP) covering eligible employees with one year of service as defined by the ESOP. Effective January 1, 1994, the Company adopted new accounting for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans" ("SOP 93-6"), issued by the Accounting Standards Division of The American Institute of Certified Public Accountants in November 1993. The adoption of SOP 93-6 was applied to shares acquired by the ESOP after December 31, 1992, which did not have a material effect on the Company's financial statements. For issuances of stock to the ESOP after December 15, 1989, but prior to December 31, 1992, the shares allocated method is used to recognize expense in the Company's financial statements. For issuances of stock prior to December 15, 1989, Company will continue the cash contribution method of recognizing expense to the extent that it exceeds the cumulative expense that would be recognized under the shares allocated method (see Note K).

     Employees who qualify may elect to participate in a deferred salary savings
(401k) plan. The Company contributes $.50 for each $1.00 up to the first 5% that each employee contributes. The Company also has an executive compensation plan which provides additional death, medical and retirement benefits to certain officers (see Note L).

     Under stock option plans, options to acquire shares of common stock are granted to certain officers and directors. The Company has a deferred compensation plan involving the Directors of the Company. This plan provides defined annual payments for 15 years beginning at age 65 or death in exchange for the Directors deferring the payment of a portion of their fees (see Note N).

     Effective January 1, 1993, the Company adopted SFAS No. 106, "Employer's Accounting for Post-retirement Benefits Other Than Pensions", whereby the Company began to record the cost of post-retirement medical benefits on the accrual basis as employees render service to earn the benefits and recorded a liability for the unfunded accumulated post-retirement benefit obligation. Previously, the Company recognized the cost of providing these benefits by expensing the annual medical premiums as they were incurred. As permitted by SFAS No. 106, the transition obligation, representing the unfunded and unrecognized accumulated past-service benefit obligation for all plan participants, will be amortized on a straight-line basis over a 20-year period. Adoption of this statement did not have a material impact on the Company (see Note M).

9.  Trust Assets and Revenue

     Assets held by the Trust Department of the Bank in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets since such assets are not assets of the Company. Operating revenue and expenses of the Trust Department are included under their respective captions in the accompanying consolidated statements of income and are recorded on the accrual basis.

10.  Per Share Information

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Average common shares outstanding in 1994 includes issued shares less 36,558 of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP in 1994 is due to the Company's adoption of "SOP 93-6" (see Note A.8). Prior to 1994, unallocated shares held by the ESOP were included in weighted average number of common shares. Average weighted unallocated common shares related to the ESOP loan of August 1993 held by the ESOP were 15,057 at the end of December 1993.

     The potential dilutive effect from the exercise of stock options is not material.

     Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of June 1994.

11.  Statement of Cash Flows

     The Company considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

     Cash paid for interest was $8,509,000,  $7,444,000 and $8,595,000,  for the
years ended December 31, 1995, 1994 and 1993, respectively. Cash paid for taxes was $440,000 in 1995, $845,000 in 1994 and $300,000 in 1993.

12.  Financial Instruments

     The estimated fair value as of December 31, 1995 and 1994 of the Company's assets and liabilities considered to be financial instruments which consist primarily of securities, loans and deposits as required by SFAS 107, "Disclosure About Fair Value of Financial Instruments", are provided in Note U.

13.   Contributions

     In 1995 the Company adopted SFAS No. 116, "Accounting for Contributions Received and Made". This statement requires that unconditional promises to make contributions be recognized as expenses in the period the promise is made. At December 31, 1995 the present value of contribution commitments was $38,000. This amount was included in the Company's 1995 total contribution expense of $142,000.

14.  Advertising Costs

     The AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 93-7, "Reporting on Advertising Costs", which requires disclosures regarding an entity's advertising activities. The Company's advertising costs are expensed as incurred. Advertising costs were $294,000 and $228,000 for the years ended December 31, 1995 and 1994, respectively.

15.  Intangibles

     The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of this new statement is not expected to have a material impact on the Company's financial position or results of operation. The Company is required to adopt this new standard for its year ended December 31, 1996.

16.  Reclassifications

     Certain amounts from prior periods have been reclassified for comparative purposes.

NOTE B - INVESTMENT SECURITIES

     The Company classifies debt and marketable equity securities in three categories: trading, available-for-sale, and held-to-maturity as provided by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted this method of accounting for certain debt and equity securities on December 31, 1993. Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 1995, 1994 and 1993. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported, net of tax, as a component in equity.

     In 1995, the Financial Accounting Standards Board (FASB) issued a special report "A Guide to Implementation of SFAS No. 115". In this guide, FASB stated it was permitting a one-time opportunity to reassess the appropriateness of the designation of securities. The guide provided that any resulting reclassification must occur between November 15, 1995 and December 31, 1995. The Company completed this reassessment and reclassified $15,134,000 of securities from the held-to-maturity to available-for-sale effective December 19, 1995.

     Available-for-sale securities had unrealized holding gains of $520,000 (net of the tax effect of $267,000) in 1995 and unrealized holding losses of $1,034,000 (net of the tax effect of $533,000) in 1994. Held-to-maturity securities are carried at amortized cost. At December 31, the equity securities in the available-for-sale category include Federal Reserve Bank stock in the amount of $220,000 in 1995 and 1994, and Federal Home Loan Bank stock in the amount of $1,660,000 in 1995 and $1,578,000 in 1994 which are carried at cost.

     The amortized cost, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity securities at December 31, 1995 and 1994 are summarized as follows:


                                1995                          1994
                            Gross  Gross                 Gross   Gross
                      Amort Unreal Unreal  Fair   Amort  Unreal  Unreal  Fair
                      Cost  Gains  Losses  Value  Cost   Gains   Losses  Value
Avail-for-Sale Sec

 U. S. Treasury     $ 7,002 $ 69   $  21 $ 7,050 $ 2,999 $ ---  $   77  $ 2,922
 U. S. Govt Agcy     17,066  129      36  17,159  13,246     2     441   12,807
 State and Political
  Subdivisions        6,638   66      15   6,689   4,507    13      89    4,431
 Mtge-Backed Sec     24,529  270     110  24,689  21,759     1   1,040   20,720
 Other Debt Sec         300    7     ---     307     ---   ---     ---      ---
 Equity Securities    2,727  429       1   3,155   2,666   122      58    2,730
                    ------- ----   ----- ------- ------- -----  ------  -------
  Total             $58,262 $970   $ 183 $59,049 $45,177 $ 138  $1,705  $43,610

                                1995                         1994
                            Gross  Gross                 Gross   Gross
                      Amort Unreal Unreal  Fair   Amort  Unreal  Unreal  Fair
                      Cost  Gains  Losses  Value  Cost   Gains   Losses  Value
Held-to-Mat Sec
 U. S. Treasury     $ 2,997 $ 14   $  4  $ 3,007 $ 8,071 $ ---  $  418  $ 7,653
 U. S. Govt Agcy      6,524   44     29    6,539   5,386   ---     360    5,026
 State and Political
  Subdivisions        2,086   36      4    2,118   4,025     4     288    3,741
 Mtg-Backed Sec       8,447   98     21    8,524  18,535     7   1,063   17,479
 Other Debt Sec         ---  ---    ---      ---     508   ---       9      499
                    ------- ----   ----  ------- ------- -----  ------  -------
  Total             $20,054 $192   $ 58  $20,188 $36,525 $  11  $2,138  $34,398

     The following table lists the maturities of debt securities at December 31, 1995 and 1994, classified as available-for-sale and held-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        1995      1994

                         Available-   Held-to-Mat   Available-    Held-to-Mat
                          for-Sale     Carrying      for-Sale      Carrying
                         Fair Value      Value      Fair Value      Value
Due in one year
 or less                  $ 2,874      $ 1,999      $ 3,558        $   300
Due after one year
   through five years      15,974        4,201       13,280         10,683
Due after five years
   through ten years        7,170        4,947        1,818          6,547
Due after ten years         5,187          460        1,504            460
                           ------        -----       ------         ------
                           31,205       11,607       20,160         17,990

Mortgage-backed sec        24,689        8,447       20,720         18,535
Equity securities           3,155          --         2,730            --
                           ------        -----       ------         ------

Total Investments         $59,049      $20,054      $43,610        $36,525

     Investment securities with a carrying amount of $14,043,000 and $14,006,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. There were no securities held other than U. S. Treasury or U.
S. Agencies from a single issuer which represented more than 10% of shareholders' equity. Proceeds from sales of investments in debt and equity securities during 1995, 1994 and 1993 were $11,177,000, $4,790,000, and
$13,146,000 respectively. Gross gains of $93,000 and gross losses of $71,000 were realized on those sales in 1995. Gross gains of $108,000 and gross losses of $11,000 were realized on the sales in 1994. In 1993, gross realized gains were $279,000 and gross realized losses were $71,000.

NOTE C - LOANS

     Major classifications of loans at December 31, 1995 and 1994 are as follows:

                                        1995         1994

Real Estate/Residential            $ 122,293    $ 117,205
Real Estate/Construction               4,959        2,861
Real Estate/Commercial                35,316       35,673
Consumer/Installment                  27,685       24,626
Commercial (Non-Real Estate)
  and Agricultural                     5,403        7,503
State and Political Subdivisions       1,290          288
Other                                     13           18
                                   ---------    ---------
  Total Gross Loans                  196,959      188,174
      Less Unearned Discount          (3,829)      (2,959)
                                   ---------    ---------
  Total Loans                      $ 193,130    $ 185,215

     Included in total gross loans are unamortized loan fees totaling $229,000 at December 31, 1995 and $226,000 at December 31, 1994. There were loans totaling $2,181,000 on which the accrual of interest has been discontinued or reduced at December 31, 1995. During 1995 an average of $1,893,000 of loans were on non-accrual status. Non-accrual loans at December 31, 1994 amounted to $1,724,000 and averaged $1,698,000 during 1994. Loans 90 days and over past due totaled $1,115,000 at December 31, 1995 and $1,069,000 at December 31, 1994.

NOTE D - ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Transactions in the allowance for possible loan losses were as follows:

Year Ended December 31,                1995       1994       1993

Beginning Balance                   $ 2,187    $ 1,953    $ 1,840

Additions
  Provisions for loan losses
    charged to operating expenses     1,798        420        765
  Recoveries of loans                   216        252         91
                                    -------    -------    -------
      Total Additions                 2,014        672        856
  Deduction
    Loans charged-off                (1,758)      (438)      (743)
                                    -------    -------    -------
  Ending Balance                    $ 2,443    $ 2,187    $ 1,953


NOTE E  -  IMPAIRED LOANS

     On January 1, 1995 the Company adopted SFAS No. 114, "Accounting for Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


At December 31,                         1995

Principal amount of impaired loans   $ 2,035
Accrued interest                        --
Deferred loan costs                        4
                                     -------
                                       2,039
Less valuation allowance                (238)
                                     -------
                                     $ 1,801

     On January 1, 1995 a valuation for credit losses related to impaired loans was established as a part of the allowance for possible loan losses. The activity in this allowance account is as follows:

Year ended December 31,                     1995

Valuation allowance at January 1, 1995     $ 160
Provision for loan impairment                187
Direct charge-offs                          (125)
Recoveries                                    16
                                           -----
Valuation allowance at December 31, 1995   $ 238

     Total cash collected on impaired loans during 1995 was $182,000, of which $138,000 was credited to the principal balance outstanding on such loans and $44,000 was recognized as interest income. Interest that would have been accrued on impaired loans during 1995 was $214,000. The valuation allowance for impaired loans of $238,000 at December 31, 1995 is included in the "Allowance for Possible Loan Losses" which amounts to $2,443,000 at December 31, 1995.

NOTE F - PREMISES AND EQUIPMENT

     Major classifications of these assets at December 31, 1995 and 1994 are summarized as follows:

                                   1995        1994
  Land                         $    939    $    476
  Premises                        6,512       5,878
  Equipment                       3,707       3,437
                               --------    --------
                                 11,158       9,791
  Accumulated depreciation
        and amortization         (4,395)     (3,929)
                               --------    --------
 Total Premises and Equipment  $  6,763    $  5,862

     Depreciation and amortization expense amounted to $624,000, $458,000 and $353,000 in 1995, 1994 and 1993, respectively.

     The Financial Accounting Standards Board issued new standard, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of this new statement is not expected to have a material impact on the Company's financial position or results of operation. The Company's required to adopt this new standard for it's year ended December 31, 1996.

NOTE G - SHORT-TERM BORROWINGS

FEDERAL RESERVE DISCOUNT BORROWINGS
Year Ended December 31,                1995      1994        1993

Balance outstanding at December 31,   $  --     $   --      $   --
Maximum amount outstanding at
  any month-end during the year       $  --     $   --      $   --
Average amount outstanding
  during the year                     $  --     $   59      $   --
Average interest rate during
  the year                              ---%      3.19%        ---%


FEDERAL HOME LOAN BANK BORROWINGS

  Year Ended December 31,               1995       1994       1993

Balance outstanding at December 31,   $ 7,000    $   750    $  --
Maximum amount outstanding at any
   month-end during the year          $11,000    $   750    $ 5,263
Average amount outstanding
  during the year                     $ 6,109    $   118    $   317
Average interest rate during
  the year                               6.34%      5.19%      3.31%

          There were no short-term borrowings in the form of Federal Funds purchased at December 31, 1995, 1994 and 1993.


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Year Ended December 31,                 1995       1994       1993

Balance outstanding at December 31,   $ 6,096    $ 9,027          $
                                                              4,711
Maximum amount outstanding at any
   month-end during the year          $12,332    $12,347    $ 6,572
Average amount outstanding
  during the year                     $ 9,298    $ 6,428    $ 4,078
Average interest rate during
  the year                               3.72%      2.51%      2.08%

NOTE H - LONG-TERM DEBT

     Long-term debt consists of the Company's obligation as a party to the Employee Stock Ownership Plan debt which is discussed in Note K. The principal payments due on the ESOP debt at December 31, 1995 are as follows:

                                  ESOP
                                  Debt

           1996                   $132
           1997                    121
           1998                     65
           1999                     65
           2000                     65
           2001 and beyond         195
                                  ----
           Total                  $643


NOTE I - OTHER OPERATING EXPENSES

     The following items which are greater than 1% of the aggregate of "Total Interest Income" and "Total Other Income" are included in "Other Operating Expenses" for the respective years indicated.


                                                 1995   1994   1993

Litigation Costs and Consulting and Legal Fees   $681   $470   $411
Data Processing Services                         $515   $361   $332
Printing, Stationery and Supplies                $299   $303   $287
Advertising                                      $294   $228   $174
Federal Deposit Insurance Premium                $288   $536   $499
Postage                                          $258   $226   $193
Loan Collection                                  $201   $258   $141

NOTE J - INCOME TAXES

     The Company uses the liability method of accounting for income taxes.

     Applicable income tax expense (benefit) in the consolidated statements of income is as follows:

Year Ended December 31,    1995      1994     1993

Federal
    Current              $  671    $1,015   $  201
    Deferred (benefit)     (156)        3      568
                         ------    ------   ------
    Total                $  515    $1,018   $  769

     The income tax provision reconciled to the tax computed statutory federal rate was:

Year Ended December 31,         1995       1994       1993

Federal tax expense
  at statutory rate          $   651    $ 1,142    $   910
Increase (decrease)
  in taxes resulting from:
    Tax-exempt investment
      securities income         (124)      (112)      (123)
    Tax-exempt interest
      on loans                   (19)       (17)       (16)
  Other, net                       7          5         (2)
                             -------    -------    -------
  Applicable Income Taxes    $   515    $ 1,018    $   769

     Deferred tax assets and liabilities consist of the following:


At December 31,                     1995     1994

Deferred Tax Assets:
   Loan Loss Reserve              $  540   $  477
   Deferred compensation             502      428
   Deferred loan fees                 81      117
   Unrealized securities losses     --        533
                                  ------   ------
      Total                       $1,123   $1,555
                                  ======   ======
Deferred Tax Liability:
   Depreciation of property
      and equipment               $   19   $   51
   Unrealized securities gains       302       71
   Other                              13       --
                                  ------   ------
      Total                       $  334   $  122
                                  ------   ------
Net                               $  789   $1,433
                                  ======   ======

     Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided.

NOTE K- EMPLOYEE STOCK OWNERSHIP PLAN

     The Company maintains an Employee Stock Ownership Plan (ESOP or Plan) for the benefit of eligible employees.

     In 1985, the ESOP borrowed $350,000 from a bank payable over twelve years. The interest rate on this loan is 87.5% of that bank's prime rate plus 1/4% (for an interest rate of 7.69% at December 31, 1995 and December 31, 1994). In 1987, the ESOP borrowed $385,000 from a commercial bank. The loan is payable over ten years with interest and principal due quarterly. The loan bears interest at a current interest rate of 92% of prime (for an interest rate of 7.82% at December 31, 1995 and December 31, 1994). The ESOP borrowed an additional $650,000 in August 1993 from a commercial bank. This loan is payable over ten years with interest and principal due quarterly. The loan bears interest at a current interest rate of prime plus 1.25% (for an interest rate of 9.75% at December 31, 1995 and December 31, 1994). The proceeds of this loan were used by the ESOP to exercise its rights and purchase 40,152 shares of the Company's common stock from the stock offering completed on August 27, 1993 (see Note T). The ESOP's total outstanding debt at December 31, 1995 and 1994 was $643,000 and $775,000, respectively. These obligations have been recorded as a liability on the books of the Company and are collateralized by stock of Nazareth National Bank and Trust Company.

     Interest expense represents the actual interest paid by the ESOP. The interest incurred on ESOP debt was $67,000, $69,000 and $33,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Compensation expense related to the Plan amounted to $178,000, $153,000 and $125,000 for the years ended December 31, 1995, 1994 and 1993, respectively. As provided by SOP 93-6 (see Note A.8.), the ESOP compensation expense includes $3,000 in 1995 and 1994 which is the fair market value of the shares related to the August 1993 loan that were allocated to the employees during these years. The number of shares released were 4,724 in 1995 and 1994.

     Dividends on unallocated shares used for debt service were $37,000, $42,000 and $31,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The total shares held by the ESOP were 195,481 and 191,931 at December 31, 1995 and 1994, respectively. ESOP shares have been restated to reflect the 5% stock dividend of June 1994.

NOTE L - OTHER BENEFIT PLANS

     Employees who qualify may elect to participate in a deferred salary savings
(401k) plan. A participating employee may contribute a maximum of 8% of his or her compensation. The Company will contribute $.50 for each $1.00 up to the first 5% that each employee contributes. Company payments are charged to current operating expense. These contributions were $55,000, $57,000 and $53,000 in 1995, 1994 and 1993, respectively.

     The Company also has an executive compensation plan (Officers' Supplemental Retirement Plan) which provides additional death, medical and retirement benefits to certain officers.

     The Company has a deferred compensation plan (Deferred Directors' Plan) involving Directors of the Company. The plan requires defined annual payments for 15 years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. The Company has recorded the deferred compensation liabilities using the present value method.

     The following table sets forth the funded status of the officers' supplemental retirement plan and the deferred directors' plan and the amounts recognized in the Company's balance sheets at December 31, 1994 and 1993.

Actuarial present value of benefit obligations:

                                            Officers'           Deferred
                                          Supplemental          Directors'
                                         Retirement Plan          Plan
at December 31,
                                            1995     1994     1995     1994

Accumulated benefit obligation, all of
        which is vested                    $  64    $  59    $ 498    $ 491


Projected benefit obligation
  for service rendered to date             $(221)   $(192)   $(498)   $(491)
Plan assets at fair value                     --       --       --       --
                                           -----    -----    -----    -----
Projected benefit obligation
  in excess of plan assets                  (221)    (192)    (498)    (491)
Unrecognized net (gain) loss from past
  experience different from that assumed
  and effects of changes in assumptions     (165)    (176)       6
                                                                         (2)
Prior service cost not yet recognized
  in net periodic pension cost                --       --       --       --
Unrecognized net assets at December 31,
  being recognized over 15 years              (6)      (6)      --       --
Adjustment to recognize
  additional minimum liability                --       --       (6)      --
                                           -----    -----    -----    -----
Accrued Pension Cost                       $(392)   $(374)   $(498)   $(493)

     The weighted average assumed discount rate and weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 6.0%, respectively, in 1995, 7.75% and 6.0%, respectively, in 1994 and 7.0% and 7.0%, respectively in 1993. The weighted average expected long-term rate of return on assets was 8.0% for 1995, 8.0% for 1994 and 9.0% for 1993 for the Officers' Supplemental Retirement Plan and 9.0% in each of those years for the Deferred Directors' Plan.

Net pension cost included the following components:

                    Officers'               Deferred
                  Supplemental                 Directors'
                  Retirement Plan              Plan

at December 31,                 1995    1994    1995   1994

Service cost - benefits
  earned during the period      $ 14    $ 33    $--    $--
Interest cost on projected
  benefit obligation              15      20      36     35
Net amortization and deferral    (11)     (1)    --     --
                                ----    ----    ----   ----
Net Periodic Pension Cost       $ 18    $ 52    $ 36   $ 35

NOTE M - POST-RETIREMENT BENEFIT

     The Company sponsors a post-retirement plan that covers a certain number of retired employees and a limited group of current employees. This plan provides medical insurance benefits to a group of previously qualified retirees and spouses and to current full-time employees who were 60 years of age or older on January 1, 1992 and who retire from the Company after attaining age 65 and are fully vested in the "Employee Stock Ownership Plan" at the time of retirement. This plan is currently unfunded.

     Effective as of the beginning of fiscal 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pension". The Standard's provisions were adopted prospectively and accordingly, earnings for 1992 have not been restated. As permitted by SFAS No. 106, the Company elected to delay the recognition of the transition obligation aggregating $308,000 at January 1, 1993, and amortize this amount on a straight-line basis over 20 years. This election is recorded in the financial statements as a component of net periodic post-retirement benefit cost. Prior to 1993, the Company recognized the cost of retiree health care as benefits premiums were paid.

     The Company has determined the actuarially computed expense associated with
this  benefit  for  1995  and  1994.   The   components   of  the  net  periodic
post-retirement benefit cost for the years ended December 31, were:

Year Ended December 31,
                                                  1995  1994

Service cost - benefits earned during the period   $ 5   $ 5
Interest cost on accumulated benefit obligation     25    21
Amortization of transition obligation               15    15
                                                   ---   ---
Net periodic post-retirement benefit cost          $45   $41

     The assumptions used to develop the net periodic post-retirement benefit cost and the accrued post-retirement benefit cost were:

                                     1995       1994

Discount rate                        7.00%      7.75%
Medical care cost trend rate        12.00%     13.00%

     The medical care cost trend rate used in the actuarial computation ultimately is reduced to 7.0% in the year 2000 and subsequent years. This was accomplished using 1.0% decrements for the years 1993 through 2000.

     The table of actuarially computed plan assets and benefit obligations for the Company is presented below:

At December 31,
                                                           1995     1994
Accumulated post-retirement benefit obligation:
     Retirees                                             $ 303    $ 256
     Active, eligible employees                              --       37
     Active, not-yet-eligible employees                      53       --
                                                           ----     ----
Accumulated post-retirement benefit obligation              356      293
Plan assets at fair value                                    --       --
                                                           ----     ----
Accumulated benefit obligation in excess of plan assets     356      293
Unrecognized transition obligation                         (262)    (278)
Unrecognized net gain                                       (37)      21
                                                           ----     ----
Accrued post-retirement                                   $  57    $  36

     At December 31, 1995 $127,000 of the accrued post-retirement benefit cost is included in the total other liabilities. The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would have been to increase the net periodic post-retirement benefit cost by $30,000 and the accrued post-retirement benefit cost by $2,000.

     Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $28,000, $25,000 and $22,000 in 1995, 1994 and 1993, respectively. The cost is accrued over the service periods of employees expected to receive benefits. Past service costs are being amortized principally over 30 years.

NOTE N - STOCK OPTIONS

     The Company adopted a stock option plan in 1986. Under the stock option plan, options to acquire shares of common stock may be granted to the officers and key employees. The stock option plan provides for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the stock option plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from date of grant. No options were granted in 1995. Options totaling 5,750 shares were granted to officers under this plan in 1994 at a price of $16.75 per share. Options outstanding under this plan totaled 16,168 shares at an average price per share of $18.11 at December 31, 1995 and 1994.

     In 1994, a Non-Employee Directors Stock Option Plan was adopted. This plan provides for the awarding of stock options to the Company's Directors. Pursuant to this plan, on May 1, 1994 each non-employee director of the Company was automatically granted an option to purchase 1,050 shares of the Company's common stock at the fair market value of the Company's common stock of $16.19 per share. The plan additionally provides that any non-employee director who is first elected by the shareholders as a director of the Company or any subsidiary after May 1, 1994 shall, as of that date of such election, automatically be granted an option to purchase 1,050 shares of the Company's common stock. In addition, on the fifth anniversary of the initial option grant, persons who continue to be non-officer directors shall each be granted additional options to purchase 1,050 shares of the Company's common stock. Pursuant to this plan, in 1995, options to purchase 2,100 shares of the Company's common stock at a price of $15.75 were granted to certain non-employee directors. Options totaling 8,400 shares were granted to non-employee directors under this plan in 1994 at a price of $16.19 per share.

     At December 31, 1995, the total of all options to acquire shares were 26,578 at an average price of $17.32 per share. There were 24,568 options to acquire shares at an average price of $17.45 per share outstanding at December 31, 1994. No options have been exercised under the stock option plans. Authorized shares available for future option grants were 60,243 and 62,253 at December 31, 1995 and 1994, respectively. Shares and price per share data has been restated to reflect the 5% stock dividend of June 1994.

     The Financial Accounting Standards Board issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion 25, "Accounting for Stock Issued to Employees". Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has not determined which method it will follow in the future, but anticipates following APB Opinion 25. The Company will be required to adopt the new standard for its year ended December 31, 1996.

NOTE O - COMMITMENTS AND CONTINGENCIES

     The Company has non-cancellable operating lease agreements in excess of one year with respect to various buildings and equipment. The minimum annual rental commitments at December 31, 1995 are payable as follows:

     Operating Leases
1996                $   528
1997                    383
1998                    249
1999                    238
2000                    246
2001 and beyond       1,541
                    -------
        Total       $ 3,185

     The total rental expense was $594,000,  $543,000 and $573,000 in 1995, 1994 and 1993, respectively.

     The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Bank exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     The contract or notional amounts as of December 31, 1995 are as follows:

     Financial instruments whose contract amounts represent credit risk:

        Commitments to extend credit    $ 1,549
        Standby letters of credit       $11,078

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     When deemed necessary, collateral held by the Bank for financial instruments varies, but may include personal or commercial real estate, accounts receivable, inventory, equipment, certificates of deposit or marketable securities. The extent of collateral held for any one financial instrument ranges up to 100%. The average collateral held on financial instruments was 85.7% as of December 31, 1995.

NOTE Q - CONCENTRATIONS OF CREDIT RISK

     The Bank grants commercial, real estate and installment loans to customers primarily in Northampton, Monroe and Lehigh Counties, Pennsylvania. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of Northampton, Monroe and Lehigh Counties.

     At December 31, 1995, the Bank had residential real estate loans outstanding totaling $122,293,000 which is 63.3% of total loans. The Bank also had loans outstanding at December 31, 1995 to various residential apartment building owners totaling $10,187,000 which is 28.9% of the Bank's total real estate commercial loans.

NOTE R - RELATED PARTY TRANSACTIONS

     The amount of loans by the Company to its directors and executive officers was approximately $2,788,000 and $2,595,000 at December 31, 1995 and 1994, respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

     An analysis of the 1995 activity of these loans follows:

     Balance, January 1, 1995     $ 2,595

             New loans                373
             Repayments              (180)
                                  -------
     Balance, December 31, 1995   $ 2,788

NOTE S - REGULATORY MATTERS

     The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1995 that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $1,823,000. The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1995, the Bank was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively. The Bank's actual ratios at December 31, 1995 were 12.4% and 13.6%, respectively. The Bank's leverage ratio at December 31, 1995 was 6.8%.

     Restrictions on cash and due from bank accounts are placed upon the banking subsidiary by the Federal Reserve Bank. Certain amounts of reserve balances are required to be on hand or on deposit at the Federal Reserve Bank based upon deposit levels and other factors. The average and year-end amount of the reserve balance for 1995 was approximately $2,990,000 and $3,285,000, respectively. For 1994, the average reserve balance was $2,816,000 and the year-end amount was $3,511,000.

NOTE T - EQUITY TRANSACTIONS

     On June 28, 1994 the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on June 6, 1994. The number of shares and earnings per share as stated in the following discussion of the offering of August 1993 and shares issued under the Dividend Reinvestment and Stock Purchase Plan have been restated to reflect this 5% stock dividend.

     On August 27, 1993 the Company completed an offering of 315,000 shares of common stock at a price of $16.19 per share. This offering resulted in proceeds to the Company of $4,948,000, net of expenses of $152,000. The Company contributed $4,700,000 of these funds to its Bank subsidiary.

     A Dividend Reinvestment and Stock Purchase Plan was established in 1988. The Plan provides the holders of common stock with a method to invest their cash dividends and voluntary cash payments of not less than $100 or more than $1,000 per quarter in additional shares of the Company's common stock. Under this plan, shares are sold, in general, at a discounted price of 5% below the average of the high bid and asked price for the Company's common stock on the trading day immediately preceding the investment date. In 1994, the Dividend Reinvestment and Stock Purchase Plan purchased 14,744 new common shares from authorized and unissued shares at an average cost of $16.48 per share for proceeds of $243,000. In 1995, the Dividend Reinvestment and Stock Purchase Plan purchased 15,573 new common shares from authorized and unissued shares at an average cost of $15.99 for proceeds of $249,000.

NOTE U - FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

     Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

     Fair values have been estimated using data which management considered the best available, as generally provided in the Company's FRY-9C Regulatory Reports, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies and resulting fair values, and recorded carrying amounts at December 31, 1995 and 1994 were as follows:

     Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

     Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices.

                                        1995                    1994
                               Estimated   Carrying    Estimated   Carrying
                               Fair Value   Amount     Fair Value   Amount

Cash and cash equivalents        $15,549   $15,549      $10,669    $10,669
Investment securities             20,188    20,054       34,398     36,525
Securities available-for-sale     59,049    59,049       43,610     43,610
Mortgage loans held-for-sale       1,006     1,006           69         69

     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

                                        1995                    1994
                             Estimated   Carrying    Estimated   Carrying
                             Fair Value   Amount    Fair Value    Amount

Assets:
Int-bearing dep with banks   $    835    $    835    $    402    $    401
Liabilities:
Deposits with stated mat      106,532     106,939      85,812      87,729
Sec sold under agreements
   to repurchase                6,096       6,096       9,027       9,027
Short-term borrowings           6,992       7,000         750         750
Long-term debt                    643         643         862         862

     Fair value of financial instrument liabilities with no stated maturities have been estimated to equal the carrying amount (the amount payable on demand).


                                       1995                      1994
                             Estimated    Carrying      Estimated     Carrying
                             Fair Value   Amount        Fair Value    Amount
Dep with no stated mat       $ 147,163   $ 147,163      $ 159,803    $ 159,803

     The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the approximate current market rates adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                      1995                      1994
                             Estimated    Carrying    Estimated     Carrying
                             Fair Value   Amount      Fair Value    Amount

Total loans                  $ 195,162   $ 193,130    $ 181,278     $185,215

     There is no material difference between the carrying amount and the estimated fair value of off-balance-sheet items totaling $12,627,000 at December 31, 1995 and $11,465,000 at December 31, 1994 which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107.

NOTE V - FIRST COLONIAL GROUP, INC. (PARENT COMPANY ONLY).


Condensed Balance Sheets
   December 31,                           1995      1994

ASSETS
  Cash and Due from Banks              $    56   $    88
  Interest-Bearing Deposits
    with Banks                             290       196
  Loan to Banking Subsidiary             1,600     1,600
  Investment in Banking Subsidiary      20,717    18,890
  Investment in Other Subsidiary         2,811     2,516
  Other Assets                               2        42
                                       -------   -------
    TOTAL ASSETS                       $25,476   $23,332

LIABILITIES AND SHAREHOLDERS' EQUITY
  Long-Term Debt                       $   643   $   862
  Other Liabilities                         66        70
                                       -------   -------
    TOTAL LIABILITIES                      709       932

SHAREHOLDERS' EQUITY                    24,767    22,400
                                       -------   -------
    TOTAL LIABILITIES AND

    SHAREHOLDERS' EQUITY               $25,476   $23,332

Condensed Statement  of Income

For the Year Ended December 31,              1995      1994       1993

INCOME
  Dividends from Subsidiaries             $   829   $   990    $   876
  Interest on Loan to Subsidiary              149       122        104
  Interest on Deposits with Banks               5         6         14
                                          -------   -------    -------
    Total Income                              983     1,118        994
                                          -------   -------    -------
EXPENSES
  Interest on Long-Term Debt                   67        83         68
  Other Expenses                               77        90        110
                                          -------   -------    -------
    Total Expenses                            144       173        178
                                          -------   -------    -------
  Income Before Taxes and
  Equity in Undistributed Net
  Earnings of Subsidiaries                    839       945        816
  Federal Income Tax (Credit)                   3       (13)       (20)
                                          -------   -------    -------
  Income Before Equity in Undistributed
    Net Earnings of Subsidiaries              836       958        836
  Equity in Undistributed Net
    Earnings of Subsidiaries                  565     1,384      1,072
                                          -------   -------    -------
      NET INCOME                          $ 1,401   $ 2,342    $ 1,908

Condensed Statement of Cash Flows

For The Year Ended December 31,                       1995     1994     1993

OPERATING ACTIVITIES
  Net Income                                        $ 1,401  $ 2,342  $ 1,908
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Distribution in Excess of Undistributed
      Net Earnings of Subsidiaries                     (565)  (1,384)  (1,072)
    Changes in Assets and Liabilities:
      (Increase) Decrease in Interest-Bearing
      Deposits with Banks                               (94)      26       24
      (Increase) Decrease  in Other Assets               40      (18)      (2)
       Increase (Decrease) in Other Liabilities          (7)     (17)      24
                                                    -------  -------  -------
NET CASH PROVIDED BY OPERATING ACTIVITIES               775      949      882
                                                    -------  -------  -------
INVESTING ACTIVITIES
  Capital contribution to Bank Subsidiary                --       --   (4,700)
                                                    -------  -------  -------
NET CASH USED IN INVESTING ACTIVITIES                    --       --   (4,700)
                                                    -------  -------  -------
FINANCING ACTIVITIES
  Repayment of Long-Term Debt                           (87)    (338)    (300)
  Proceeds from Issuance of Common Stock                252      246    5,083
  Cash Dividends Paid                                  (972)    (936)    (812)
  Cash in Lieu of Fractional Shares                      --       (3)      --
                                                    -------  -------  -------
Net Cash (Used in) Provided by Financing Activities    (807)  (1,031)   3,971
(Decrease) Increase in Cash and Cash Equivalents        (32)     (82)     153
Cash and Cash Equivalents, January 1,                    88      170       17
                                                    -------  -------  -------
Cash and Cash Equivalents, December 31,             $    56  $    88  $   170
                                                    -------  -------  -------


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

     The information contained under the captions "Election Of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's 1996 Proxy Statement and "Executive Officers of the Registrant" in Appendix A to Part I of this Form 10-KSB is incorporated herein by reference therefrom.

Item 10. Executive Compensation

     The information contained under the caption "Executive Compensation" in the Company's 1996 Proxy Statement is incorporated herein by reference therefrom.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The  information   contained  under  the  caption  "Voting  Securities  and
Principal Holders Thereof" in the Company's 1996 Proxy Statement is incorporated herein by reference therefrom.

Item 12. Certain Relationships and Related Transactions

     The information contained under the caption "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement is incorporated herein by reference therefrom.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)  Documents Filed as Part of this Report:

1. Financial Statements: The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants thereon, as listed below, have been filed under "Item 7, Financial Statements".

           Report of Independent Certified Public Accountants

           Consolidated Balance Sheets for the Years Ended
                   12/31/95 and 12/31/94

           Consolidated Statements of Income for the Years Ended
                   12/31/95, 12/31/94 and 12/31/93

           Consolidated Statement of Changes in Shareholders' Equity for the Years Ended 12/31/95, 12/31/94 and 12/31/93

           Consolidated Statements of Cash Flows for the Years Ended
                   12/31/95, 12/31/94 and 12/31/93

           Notes to Consolidated Financial Statements

3.   Exhibits:

  Number     Title                                                    Page No.

   3.1 (7) Restated Articles of Incorporation of the Company, as amended.

   3.2 (7)  Bylaws of the Company, as amended.

   4.1 (1)  Specimen Common Stock Certificate of the Company.

 *10.1 (1)  Deferred Compensation Plan for Directors.

  10.2 (2)  Intentionally omitted.

 *10.3 (1)  Form of Executive Benefit Program Agreement.

 *10.4 (6)  Employee Stock Ownership Plan.

  10.5 (1)  Loan Agreement (including Exhibits thereto), dated
            October 5, 1984, by and between the Company and Commonwealth Bank and Trust Company, N.A.

 *10.6 (3)  First Colonial Group, Inc. Stock Option Plan.

  10.7 (2) Loan Agreement, dated July 17, 1987, by and between the Company and Commonwealth Bank and Trust Company,
            N.A.

 *10.8 (8)  Restated Optional Deferred Salary Plan (401(k)).

 *10.9 (10) 1994 Stock Option Plan for Non-Employee Directors, as
            amended

 *10.10 (9) Severance areeement dated July 19, 1994 by and
            between the Bank and S. Eric Beattie

 *10.11 (9) Severance agreement dated July 19, 1994 by and
            between the Bank and Reid L. Heeren

  Number     Title                                                    Page No.

 *10.12 (9)  Severance agreement dated July 19, 1994 by and
             between the Bank and Arthur Williams

 *10.13 (9)  Severance dated July 19, 1994 by and between the
             Bank and Gerald E. Kemmerer

 *10.14 (10) Amendment No. 1 dated September 27, 1994 to the
             Bank's Employee Stock Ownership Plan

 *10.15 (10) Amendment No. 1 dated September 22, 1994 to the
             Optional Deferred Salary Plan (401K)

 *10.16      Amendment Number 1 to the 1994 Stock Option Plan for
             Non-Employee Directors

 *10.17      1996 Employee Stock Option Plan

  11.1       Computation of Earnings per Share

  21.1   (3) Subsidiaries of the Company.

  23.1       Consent of Accountants.

  27.1       Financial Data Schedule


*  Represents a Management Contract or Compensatory Plan, Contract or Agreement.

(1)   Incorporated by reference from the Company's Registration
      Statement on Form S-1 (Registration No. 33-4908), as filed on April 16, 1986.

(2)   Incorporated by reference from the Company's Registration
      Statement on Form S-1 (Registration No. 33-20319), as filed on February 25, 1988.

(3)   Incorporated by reference from the Company's Annual
      Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 1986.

(4)   Incorporated by reference from the Company's Annual
      Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 1988.

(5)   Incorporated by reference from the Company's Current
      Report on Form 8-K dated June 20, 1989 (File No. 0-11526).

(6)   Incorporated by reference from the Company's Annual
      Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 1991.

(7)   Incorporated by reference from the Company's Registration
      Statement on Form S-1 (Registration No. 33-64816), as filed on June 22, 1993.

(8)   Incorporated by reference from the Company's Annual
      Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1993.

(9)   Incorporated by reference from the Company's Quarterly
      Report on Form 10-QSB (File No. 0-11526) for the quarter ended June 30, 1994.

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fisscal year ended December 31, 1994.


(b)   Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST COLONIAL GROUP, INC.


Dated:  March 21, 1996                 By:  /s/  S. Eric Beattie
                                             S. ERIC BEATTIE, President
                                             and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ John J. Schlamp
        JOHN J. SCHLAMP Chairman of the Board
        and Director March 21, 1996

By:     /s/  S. Eric Beattie
        S. ERIC BEATTIE President, Chief Executive Officer
        and Director (Principal Executive Officer)
        March 21, 1996

By:     /s/  Reid L. Heeren
        REID L. HEEREN Senior Vice President and Treasurer
        (Principal Financial Officer and
        Principal Accounting Officer)
        March 21, 1996

By:     /s/  Robert J. Bergren
        ROBERT J. BERGREN
        Director
        March 21, 1996

By:     /s/  Paul A. Lentz
        PAUL A. LENTZ
        Director March 21, 1996

By:     /s/  Gordon Mowrer
        GORDON MOWRER
        Director March 21, 1996

By:     /s/  Daniel B. Mulholland
        DANIEL B. MULHOLLAND
        Director March 21, 1996

By:
        ROBERT C. NAGEL
        Director March __, 1996

By:
        RICHARD STEVENS
        Director March __, 1996

By:
        MARIA ZUMAS THULIN
        Director March __, 1996