Form 10KSB/A
period 1995-12-31
FIRST COLONIAL GROUP INC
filed 1996-04-25
CIK 714719

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-KSB / A

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

                               Yes X       No

     The purpose of this amendment is to include the Report of Independent Certified Public Accountants which was inadvertently omitted from the issuer's report on Form 10-KSB for December 31, 1995.



Item 7.   Financial Statements

               Report of Independent Certified Public Accountants



Board of Directors
First Colonial Group, Inc.

     We have audited the accompanying consolidated balance sheets of First Colonial Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Colonial Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consoliated cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/S/ GRANT THORNTON LLP



Philadelphia, Pennsylvania
January 18, 1996

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment on Form 10-KSB / A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FIRST COLONIAL GROUP, INC.



Dated:  April 23, 1996                     By:   _____________________________
                                                 S. ERIC BEATTIE, President
                                                 and Chief Executive Officer