Form 10QSB
period 1996-03-31
FIRST COLONIAL GROUP INC
filed 1996-05-14
CIK 714719

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                      ------------------------------------

(Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No. 0-11526

                           FIRST COLONIAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      PENNSYLVANIA                                  23-2228154
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.

    76 S. MAIN ST., NAZARETH, PA                       18064
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

      YES     X            NO   _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,474,028 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON MARCH 31, 1996.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES


                                     INDEX


PART I - FINANCIAL INFORMATION                               PAGE NO.

     ITEM 1  -  Financial Statements

          Consolidated Balance Sheet                            2
          Consolidated Statement of Income                      3
          Consolidated Statement of Cash Flows                  4
          Notes to Consolidated Financial Statements            5

     ITEM 2  -  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                      8


PART II  -  OTHER INFORMATION

     ITEM 5  -  Other Information                              14
     ITEM 6  -  Exhibits and Reports on Form 8-K               14


SIGNATURES                                                     15

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

ASSETS                                                    March 31      Dec. 31
                                                            1996          1995
                                                         ---------    ---------
  Cash and Due From Banks                                $  10,341    $  11,949
  Federal Funds Sold                                          --          3,600
                                                         ---------    ---------
    Total Cash and Cash Equivalents                         10,341       15,549
  Interest-Bearing Deposits With Banks                         308          835
  Investment Securities Held-to-Maturity
    (Fair Value:  Mar. 31, 1996 - $19,450;
     Dec. 31, 1995 - $20,188)                               19,431       20,054
  Securities Available-for-Sale at Fair Value
  Securities Available-for-Sale at Fair Value               63,024       59,049
  Mortgage Loans Held-for-Sale                               2,754        1,006
  Loans, Net of Unearned Discount                          193,487      193,130
    LESS:  Allowance for Possible Loan Losses               (2,387)      (2,443)
                                                         ---------    ---------
      Net Loans                                            191,100      190,687
  Premises and Equipment                                     6,826        6,763
  Accrued Interest Income                                    2,202        1,878
  Other Real Estate Owned                                      331          364
  Other Assets                                               2,742        2,329
                                                         ---------    ---------
      TOTAL ASSETS                                       $ 299,059    $ 298,514
                                                         =========    =========
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                        $  27,941    $  26,690
    Interest-Bearing Deposits                              230,155      227,412
                                                         ---------    ---------
      Total Deposits                                       258,096      254,102
  Securities Sold Under Agreements to Repurchase             2,519        6,096
  Short-Term Borrowing                                       7,575        7,000
  Long-Term Debt                                               564          643
  Accrued Interest Payable                                   3,110        3,425
  Other Liabilities                                          2,372        2,481
                                                         ---------    ---------
      TOTAL LIABILITIES                                    274,236      273,747
                                                         ---------    ---------
SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share                    --           --
    Authorized - 500,000 shares, none issued
  Common Stock, Par Value $5.00 a share                      7,370        7,355
    Authorized - 10,000,000 shares
    Issued     -  1,474,028 shares at Mar. 31, 1996
    and 1,471,000 shares at Dec. 31, 1995
  Additional Paid in Capital                                 7,096        7,056
  Retained Earnings                                         10,849       10,479
  Employee Stock Ownership Plan Debt                          (564)        (643)
  Net Unrealized Gain on Securities Available-for-Sale          72          520
                                                         ---------    ---------
Total Shareholders' Equity                                  24,823       24,767
                                                         ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 299,059    $ 298,514
                                                         =========    =========


See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                             (Dollars in Thousands)
                                  (Unaudited)

                                                     Three Months Ended
                                                  Mar. 31,          Mar. 31,
                                                    1996              1995
                                                   ---------     ---------

INTEREST INCOME:
     Interest and Fees on Loans                     $  4,313      $  4,057
     Interest on Investment Securities
        Taxable                                        1,110         1,065
        Tax-Exempt                                       123            97
     Interest on Other Investments
        Deposits With Banks                               31            22
        Federal Funds Sold                                 2          --
                                                   ---------     ---------
           Total Interest Income                       5,579         5,241
                                                   ---------     ---------
INTEREST EXPENSE:
     Interest on Deposits                              2,177         1,862
     Interest on Repurchase Agreements                    29            84
     Interest on Short-Term Borrowing                    108            26
     Interest on Long-Term Debt                           30            95
                                                   ---------     ---------
           Total Interest Expense                      2,344         2,067
                                                   ---------     ---------

NET INTEREST INCOME                                    3,235         3,174
Provision for Possible Loan Losses                       105         1,770
                                                   ---------     ---------

    Net Interest Income After Provision
      For Possible Loan Losses                         3,130         1,404
                                                   ---------     ---------
OTHER INCOME:
     Trust Income                                        174           160
     Service Charges on Deposit Accounts                 244           243
     Investment Securities Gains (Losses), Net           126           (25)
     Gains on the Sale of Mortgage Loans                   6             6
     Other Operating Income                              131           144
                                                   ---------     ---------
           Total Other Income                            681           528
                                                   ---------     ---------
OTHER EXPENSES:
     Salaries and Employee Benefits                    1,414         1,293
     Net Occupancy and Equipment Expense                 545           462
     Other Operating Expenses                            995         1,234
                                                   ---------     ---------
           Total Other Expenses                        2,954         2,989
                                                   ---------     ---------

Income (Loss) Before Income Taxes                        857        (1,057)
Provision (Credit)for Income Taxes                       242          (394)
                                                   ---------     ---------

NET INCOME  (LOSS)                                    $  615       $  (663)
                                                   =========     =========
     Net Income (Loss) Per Share                      $ 0.43       $  (.46)
                                                   =========     =========

     Average Shares Outstanding                    1,444,617     1,424,170

See accompanying notes to interim consolidated financial statements.

                           FIRST COLONIAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                       Three Months Ended
                                                     March 31,    March 31,
                                                       1996          1995
                                                     --------     --------
                                                         (Unaudited)

OPERATING ACTIVITIES
Net Income (Loss)                                   $   615     $  (663)
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Provision for Possible Loan Losses              105       1,770
        Depreciation and Amortization                   176         147
        Amortization of Security Discounts              (32)        (39)
        Amortization of Security Premiums                38          55
        Amortization of Deferred Fees on Loans           19          15
        Mortgage Loans Originated for Sale           (3,080)       (891)
        Mortgage Loan Sales                           1,332         875
        Gain on Sale of Mortgage Loans                   (6)         (6)
        Investment Securities Gains, Net               (126)         24
    Changes in Assets and Liabilities:
        Decrease in Accrued Interest Income            (324)        (73)
        Decrease in Accrued Interest Payable           (315)         (5)
        Net Increase in Other Assets                   (417)       (642)
        Net Increase in Other Liabilities               121         194
                                                   --------    --------
Net Cash (Used In) Provided by Operating Activities  (1,894)        761
                                                   --------    --------

INVESTING ACTIVITIES
Proceeds from Maturities of
  Securities Available-for-Sale                       5,831       1,162
Proceeds from Maturities of
  Securities Held-to-Maturity                         1,621         390
Proceeds from Sales of
  Securities Available-for-Sale                       2,698       2,034
Purchase of Securities Available-for-Sale           (13,063)     (3,687)
Purchase of Securities Held-to-Maturity                (998)         --
Net Decrease (Increase) in Interest Bearing
  Deposits With Banks                                   528         (15)
Net Increase in Loans                                  (653)     (4,455)
Purchase of Premises and Equipment, Net                (235)       (138)
Proceeds from Sale of Other Real Estate Owned           155          --
                                                   --------    --------
Net Cash Used In Investing Activities                (4,116)     (4,709)
                                                   --------    --------

FINANCING ACTIVITIES
Net Increase (Decrease) in Interest
  and Non-Interest Bearing Demand
  Deposits and Savings Accounts                       2,473      (6,094)
Net Increase in Certificates of Deposits              1,521       4,782
Increases in Long-Term Debt                              --       7,000
Repayments of Long-Term Debt                             --         (87)
Net (Decrease) Increase in Repurchase Agreements     (3,577)      1,810
Net Increase (Decrease) in Short-Term Borrowings        575        (750)
Proceeds from Issuance of Stock                          55          65
Cash Dividends                                         (245)       (242)
                                                   --------    --------

Net Cash Provided by Financing Activities               802       6,484
                                                   --------    --------

(Decrease) Increase in Cash and Cash Equivalents     (5,208)      2,536
Cash and Cash Equivalents, January 1                 15,549      10,669
                                                   --------    --------
Cash and Cash Equivalents, March 31,               $ 10,341    $ 13,205
                                                   ========    ========


See accompanying notes to interim consolidated financial statements.

                           FIRST COLONIAL GROUP, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE A  -  GENERAL

1.  Interim Financial Statements

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report for the year ended December 31, 1995.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full year or any other interim period.

2.  Mortgage Servicing Rights

Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". The adoption of this statement did not have a material effect on the financial positions at March 31, 1996 or results of operations of the Company for the three month period then ended.

NOTE B  -  CASH DIVIDENDS

On February 22, 1996 the Company paid its 1996 first quarter dividend on its common stock of $.17 per share to shareholders of record on February 8, 1996.

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

The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


                                                March 31,
                                                   1996
                                                ----------

        Principal amount of impaired loans      $1,919,000
        Deferred loan costs                          3,000
                                                ----------
                                                 1,922,000

        Less valuation allowance                   290,000
                                                ----------
                                                $1,632,000

On January 1, 1996 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the quarter ending March 31, 1996 is as follows:


        Valuation allowance at January 1, 1996  $  238,000
        Provision for loan impairment              105,000
        Transfer from Unallocated Allowance
           for Possible Loan Losses                 50,000
        Direct charge-offs                         112,000
        Recoveries                                   9,000
                                                ----------
        Valuation allowance at March 31, 1996   $  290,000


Total cash collected on impaired loans during the quarter ended March 31, 1996 was $126,000, of which $114,000 was credited to the principal balance outstanding on such loans and $12,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $64,000. Interest income recognized during the quarter was $5,579,000. The valuation allowance for impaired loans of $290,000 at March 31, 1996 is included in the "Allowance for Possible Loan Losses" which amounts to $2,387,000 at March 31, 1996. The provision for loan impairment of $105,000 for the three month period ended March 31, 1996 is the "Provision for Possible Loan Losses" included in the "Consolidated Statement of Income" for the same period.

NOTE D  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

NOTE E - INVESTMENT CONSIDERATIONS

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

NOTE F  -  FORWARD LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996 contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report on Form 10-QSB, or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 1996.

     Liquidity and Capital Resources Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At March 31, 1996, cash, due from banks, Federal Funds Sold and interest bearing deposits with banks totaled $10,649,000, and securities maturing within one year totaled $5,570,000. At December 31, 1995, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $16,384,000, and securities maturing within one year were $4,955,000. Securities sold under an agreement to repurchase totaled $2,519,000 at March 31, 1996 and $6,096,000 at December 31, 1995. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $11,000 at March 31, 1996 and $538,000 at December 31, 1995. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal funds sold at March 31, 1996. At December 31, 1995, Federal funds sold totaled $3,600,000.

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $12,148,000, all of which was available at March 31, 1996, subject to certain collateral requirements. The Bank had short-term (overnight) borrowings against this line of $575,000 at March 31, 1996. The Bank had no short-term (overnight) borrowings at December 31, 1995. The Bank had additional short-term borrowings from the Federal Home Loan Bank at March 31, 1996 totaling $7,000,000 of which $3,000,000 is due in August 1996 and $4,000,000 is due in October 1996.

     Cash flows for the three months ended March 31, 1996 consisted of cash used in operating activities of $1,894,000 and cash used in investing activities of $4,116,000, offset in part by cash provided by financing activities $802,000 resulting in a decrease in cash and cash equivalents of $5,208,000.

     Cash used in operating activities was the result of mortgage loans originated for sale of $3,080,000, an increase in other assets of $417,000, and decreases in accrued interest payable and accrued interest income of $315,000 and $324,000, respectively, partially reduced by net operating income of $615,000, mortgage loan sales of $1,332,000, depreciation and amortization of $176,000, increases in other liabilities of $121,000 and a provision for possible loan losses of $105,000. Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $13,063,000 and $998,000, respectively, net increase in loans to customers of $653,000 and the net purchase of premises and equipment of $235,000, partially offset by the proceeds from maturities of available-for-sale securities of $5,831,000, proceeds from the sales of available-for-sale securities of $2,698,000 and proceeds from maturities of held-to-maturity securities of $1,621,000. Cash provided by financing activities consisted principally of increases in interest and non-interest bearing demand deposits and savings accounts of $2,473,000, increases in certificates of deposits of $1,521,000 and increases in short-term (overnight) borrowings of $575,000 offset in part by a decrease in repurchase agreements of $3,577,000 and the payment of cash dividends of $245,000. Also affecting financing activities was the issuance of 3,028 new shares of common stock pursuant to the Dividend Reinvestment Plan for proceeds of $55,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at March 31, 1996 was $24,823,000 as compared to $24,767,000 at December 31, 1995, for an increase of $56,000 or 0.2%. This increase was attributable to a $370,000 increase in retained earnings during the first three months of 1996 as a result of operating income of $615,000 less the payment of a cash dividend of $245,000. Proceeds of the sale of common stock to the Dividend Reinvestment Plan of $55,000, a reduction in the unrealized gain of securities available-for-sale of $448,000 due to a decrease in the fair value of these securities (see discussion on "Investment
Securities"), and a reduction of $79,000 of debt related to the Company's Employee Stock Ownership Plan contributed to the change in shareholder equity.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first three months of 1996, 3,028 shares of common stock were purchased from authorized and unissued shares at an average price of $18.29 per share for proceeds of approximately $55,000.

     Banking regulators require bank holding companies and banks to maintain certain capital levels, through risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets.

The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses.

     Banking regulators also require bank holding companies and banks to maintain a certain Tier 1 leverage ratio. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The tables below provide a comparison of the Company's and Bank's risk-based capital ratios and leverage ratio to the minimum regulatory guidelines for the periods indicated.

CAPITAL RATIOS OF THE COMPANY

                                     Company
                             March 31,    December 31,         Minimum
                               1996          1995       Regulatory Requirement

Tier 1 Leverage Ratio         8.27%          8.20%          3.00% - 5.00%

Risk-Based Capital Ratios
     Tier I Capital          14.73%         14.62%              4.00%
     Total Capital           15.96%         15.86%              8.00%



CAPITAL RATIOS OF THE BANK

                                     Bank
                             March 31,    December 31,         Minimum
                               1996          1995       Regulatory Requirement

Tier 1 Leverage Ratio          7.01%         6.80%         3.00% - 5.00%

Risk-Based Capital Ratios
     Tier I Capital           12.42%        12.41%             4.00%
     Total Capital            13.67%        13.66%             8.00%

     The Company is not aware of any trends, events or uncertainties that will have a material effect on the Company's liquidity, capital resources or operations, except for higher interest rates which could cause deposit disintermediation and an increase in interest expense and the possibility of inflationary trends, the results of which cannot be determined at this time. The Company is not under any agreement with the regulatory authorities nor is it aware of any current recommendation by regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources, or the operations of the Company.

     Assets and  Liabilities

     Total assets at March 31, 1996 were $299,059,000, representing an increase of 0.2% over total assets of $298,514,000 at December 31, 1995. Deposits increased by $3,994,000 or 1.6% from $254,102,000 on December 31, 1995 to
$258,096,000 on March 31, 1996. Contributing to this increase were increases in non-interest bearing checking deposits of $1,251,000, savings and money market deposits of $1,799,000 and in certificates of deposit of $1,522,000 partially offset by a decrease in interest- bearing checking deposits of $578,000. Loans outstanding at March 31, 1996 were $193,487,000 as compared to $193,130,000 at December 31, 1995. This is an increase of $357,000 or 0.2%. The growth in loans was primarily the result of an increase of $672,000 or 0.9% in residential real estate loans and $219,000 or 0.4% in consumer loans partially offset by a decline of $534,000 or 0.8% in commercial loans during the first three months of 1996. During the first quarter of 1996, $1,332,000 of residential real estate loans were sold. The amount of these sold loans originated in the first three months of 1996 was $326,000 with the remaining $1,006,000 being originated in 1995. The Bank continues to service all of these loans. There were $2,754,000 of residential real estate loans identified as held-for-sale at March 31, 1996. The loan to deposit ratio was 75.0% at March 31, 1996 and 76.0% at December 31, 1995.

     Premises and equipment increased by $63,000 to $6,826,000 at March 31, 1996 from $6,763,000 at December 31, 1995. This increase was primarily the result of the purchase of furniture and equipment.

     The Company had long-term debt totaling $564,000 at March 31, 1996 as compared to $643,000 at December 31, 1995.

     At March 31, 1996 the Bank had total short-term borrowings from the Federal Home Loan Bank of Pittsburgh of $7,575,000 as compared to $7,000,000 at December 31, 1995. Included in this amount was overnight borrowings against a line of credit of $29,426,000 of $575,000 at March 31, 1996. There were no overnight borrowings outstanding at December 31, 1995. In addition, the Bank had outstanding borrowings of $7,000,000 from the Federal Home Loan Bank of Pittsburgh at March 31, 1996 and December 31, 1995. Of this amount $4,000,000 matures in October 1996 and the remaining $3,000,000 matures in August 1996. The interest rate on these loans is based on LIBOR plus 2 basis points (currently 5.50% and 5.32%, respectively) and changes quarterly. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans.

Results of Operations

     Net income for the three months ended March 31, 1996 was $615,000 compared to a net loss of $663,000 for the same period in 1995. The earnings improvement is primarily attributable to a reduction in the provision for possible loans losses of $1,665,000 to $105,000 for the first quarter of 1996 as compared to $1,770,000 for the first quarter of 1995. The higher amount in 1995 was attributable to an additional provision for possible loan losses as the result of checking account overdrafts of a certain customer. The Company continues to aggressively seek the return of these funds, although no assurance can be made that any recovery will be obtained or the amount of any such recovery. During the first quarter of 1996, net interest income increased $61,000 or 1.9% as compared to March 31, 1995. Also affecting earnings was a $153,000 increase in total other income exclusive of security gains of $150,000, a decrease in total other expenses of $35,000 and Federal income taxes of $857,000 for the first quarter of 1996 compared to a credit of $1,057,000 in the first quarter of 1995.

     Per share earnings for the three months ended March 31, 1996 was $.43. The loss per share for the first three months of 1995 was $.46. Average shares outstanding during this three month period were 1,444,617 in 1996 and 1,424,170 in 1995.

     Net  Interest

     Income Net interest income is the difference between the interest earned on loans, other investments and other interest earning assets and the interest paid on deposits and other interest bearing liabilities. The net interest income amounted to $3,235,000 for the three months ended March 31, 1996, as compared to $3,174,000 for the three months ended March 31, 1995, an increase of $61,000 or 1.9%. During the three month period ended March 31, 1996, interest income increased $338,000 or 6.4% and interest expense increased by $277,000 or 13.4% over the same period in 1995. The increase in interest expense was due in part to growth in certificates of deposits.

     This increase in net interest income during this three month period is due in part to the increase in interest rates on loans being greater than the increase in interest paid on deposits as a result of rising interest rates. Interest earning assets, including loans were $279,004,000 at March 31, 1996 as compared to $272,464,000 at March 31, 1995. This represents an increase of $6,540,000 or 2.4%.

     Other  Income and Other  Expenses

     Other income for the three months ended March 31, 1996 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $555,000 as compared to $553,000 for the same period in 1995. This was an increase of $2,000 or 0.4%. In the three month period ended March 31, 1996 service charges were $244,000, a $1,000 or 0.4% increase over the 1995 amount of $243,000. The increase in service charge income is the result of increases in deposit accounts. The revenues from the Trust Department operations were $174,000 for the three months ended March 31, 1996 as compared to $160,000 for the three months ended March 31, 1995, an increase of $14,000 or 8.7%. The gain on the sale of mortgage loans amounted to $6,000 for each of the three month periods ending March 31, 1996 and 1995. Other operating income for the three months ended March 31, 1996 was $131,000 as compared to $144,000 for the same period in 1995, a decline of $13,000 or 9.0%.

     Other expenses for the three months ended March 31, 1996 decreased by $35,000 or 1.2%, to $2,954,000 from $2,989,000 for the same period in 1995.
Salaries and employee benefits were $1,414,000 for the three months ended March 31, 1995 as compared to $1,293,000 for the three months ended March 31, 1995 representing an increase of $121,000 or 9.4%. These increases are primarily due to the additional staff as a result of the opening of the new Northampton Crossings branch in December 1995, and general salary increases of approximately 4%. Occupancy and equipment expenses were $545,000 for the three months ended March 31, 1996 and $462,000 for the three months ended March 31, 1995, an increase of $83,000 or 18.0%. Most of this increase was due to increases in rent and maintenance expenses related to the new branch and expenses related to winter storms during the first quarter of 1996. Other operating expenses for the three months ended March 31, 1996 were $995,000 in relation to $1,234,000 for the three months ended March 31, 1995, a decrease of $239,000 or 19.4%. The lower 1995 expenses were the result of a reduction in Federal Deposit Insurance premiums and lower legal fees.

     Investment  Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at March 31, 1996 and December 31, 1995.

     Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $63,024,000 in available-for-sale securities at March 31, 1996 with a net unrealized gain of $72,000. At December 31, 1995 available-for-sale securities amounted to $59,049,000 with a net unrealized gain of $520,000.

     During the three month period ended March 31, 1996 $2,698,000 of securities available-for-sale were sold for a net gain of $126,000 as compared to $2,034,000 of securities available-for-sale were sold for a net loss of $24,000 for the same time period in 1995.

     Held-to-maturity totaling $19,431,000 at March 31, 1996 are carried at cost. At December 31, 1995 the held-to-maturity securities totaled $20,054,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at March 31, 1996 and December 31, 1995, did not hold any securities identified as derivatives. At March 31, 1996 and December 31, 1995 the Company did hold $4,500,000 and $8,000,000, respectively in various
U. S. Agency Step-up or Multi Step-up securities ($2,000,000 in available-for-sale and $2,500,000 in held-to-maturity at March 31, 1996).

     Allowance  and  Provision  for Possible  Loan Losses

     The provision for loan losses for the three month period ended March 31, 1996 was $105,000 compared to a provision of $1,770,000 for the same period in 1995. The decrease in the provision for loan losses was primarily the result of an additional provision for possible loan losses of $1,550,000 taken during the first three months of 1995 as the result of checking account overdrafts of a certain customer. Net loan losses were $161,000 and $99,000 for the three month period ending March 31, 1996 and 1995, respectively. The allowance for possible loan losses at March 31, 1996 totaled $2,387,000, a decrease of $56,000 over the December 31, 1995 amount of $2,443,000. The allowance for possible loan losses as a percentage of total loans outstanding as of March 31, 1996 was 1.23%. This compares to 1.26% at December 31, 1995. As provided by SFAS No. 114, as amended by SFAS No. 118, $290,000 of the Allowance for Possible Loan Losses is allocated to impaired loans at March 31, 1996 (see Note C" Impaired Loans").

     Non-Performing  Loans

     The following discussion relates to the Bank's non-performing loans which consist of those on a non-accrual basis and accruing loans which are past due ninety days or more.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection effort, that the borrower's financial condition is such that the collection of interest is doubtful. The Company views these loans as non-accrual, but considers the principal to be substantially collectible because the loans are protected by adequate collateral or other resources. Interest on these loans is recognized only when received. The following table shows the balance of non-performing loans for each of the periods indicated.

NON-PERFORMING LOANS

                                            March 31,          December 31,
                                              1996                 1995
Non-accrual loans on a cash basis          $2,061,000           $2,181,000
Non-accrual loans as a percentage
  of total loans                                1.07%                1.13%
Accruing loans past due 90 days
  or more                                  $  862,000           $1,115,000
Accruing loans past due 90 days
  or more as a percentage of
  total loans                                    .45%                 .58%
Other Real Estate Owned from
  Foreclosed Property                     $   331,000           $  364,000

     There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by The Financial Accounting Standards Board's Statement of Financial Accounting No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at March 31, 1996.

PART II  -  OTHER INFORMATION


ITEM 5. Other Information

     In February 1996, Director Graham McKelvy Walker resigned his position as a director of the Company and the Bank in order to accept a position with another financial institution.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits
        11.1 Statement Re:   Computation of Per Share Earnings

  (b)   Reports on Form 8K
           No reports on Form 8K were filed for the quarter during which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST COLONIAL GROUP, INC.


DATE:   May 15, 1996                   BY: /S/  S. ERIC BEATTIE
                                            S. ERIC BEATTIE
                                            PRESIDENT
                                           (PRINCIPAL EXECUTIVE OFFICER)

DATE:   May 15, 1996                   BY: /S/  REID L. HEEREN
                                            REID L. HEEREN
                                            VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL OFFICER)