Form 10QSB
period 1996-09-30
FIRST COLONIAL GROUP INC
filed 1996-11-15
CIK 714719

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                      ------------------------------------
(Mark One)

           [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

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

        YES     X          NO   _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: __________ SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON SEPTEMBER 30, 1996.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES


                                     INDEX


PART I - FINANCIAL INFORMATION                              PAGE NO.

  ITEM 1  -  Financial Statements

          Consolidated Balance Sheet                            2
          Consolidated Statement of Income                      3
          Consolidated Statement of Cash Flows                  4
          Notes to Consolidated Financial Statements            5

  ITEM 2  -  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                         8

PART II  -  OTHER INFORMATION

     ITEM 5 -  Other Information                               17
     ITEM 6 -  Exhibits and Reports on Form 8-K                17


SIGNATURES                                                     18

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)
                                  (Unaudited)

                                                        Sept. 30     Dec. 31
                                                          1996         1995
                                                       ---------    ---------
ASSETS
  Cash and Due From Banks                              $  14,062    $  11,949
  Federal Funds Sold                                          --        3,600
                                                       ---------    ---------
    Total Cash and Cash Equivalents                       14,062       15,549
  Interest-Bearing Deposits With Banks                       210          835
  Investment Securities                                   21,154       20,054
    (Market Value:  Sept. 30, 1996 - $21,125;
     Dec. 31, 1995 - $20,188)
  Securities Available-for-Sale at Fair Value             54,771       59,049
  Mortgage Loans Held-for-Sale                             1,450        1,006
  Total Loans, Net of Unearned Discount                  217,203      193,130
    Less:  Allowance for Possible Loan Losses             (2,494)      (2,443)
                                                       ---------    ---------
      Net Loans                                          214,709      190,687
  Premises and Equipment                                   6,873        6,763
  Other Real Estate                                          498          364
  Accrued Interest Income                                  2,265        1,878
  Other Assets                                             3,081        2,329
                                                       ---------    ---------
      TOTAL ASSETS                                     $ 319,073    $ 298,514
                                                       =========     ========

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                      $  31,582    $  26,690
    Interest-Bearing Deposits                            228,827      227,412
                                                       ---------    ---------
      Total Deposits                                     260,409      254,102
  Securities Sold Under Agreements to Repurchase           3,928        6,096
  Short-Term Borrowings                                   15,548        7,000
  Long-Term Debt                                           8,538          643
  Accrued Interest Payable                                 2,989        3,425
  Other Liabilities                                        1,999        2,481
                                                       ---------    ---------
      TOTAL LIABILITIES                                  293,411      273,747
                                                       ---------    ---------

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none Issued                  --           --
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued     -  1,555,167 shares at Sept. 30, 1996
    and 1,471,000 shares at Dec. 31, 1995                  7,776        7,355
  Additional Paid in Capital                               7,193        7,056
  Retained Earnings                                       11,364       10,479
  Employee Stock Ownership Plan Debt                        (538)        (643)
  Net Unrealized Gain (Loss) on Securities
    Available-for-Sale                                      (133)         520
                                                       ---------    ---------
Total Shareholders' Equity                                25,662       24,767
                                                       ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 319,073    $ 298,514
                                                       =========     ========


See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

               (Dollars in Thousands, except for Per Share Data)
                                  (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                 Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
                                   1996        1995        1996       1995
                                ---------   ---------   ---------  ---------
INTEREST INCOME:
Interest and Fees on Loans        $ 4,634     $ 4,316    $ 13,265   $ 12,577
 Investment Securities Income
  Taxable                           1,092       1,174       3,379      3,324
  Tax-Exempt                          171          95         434        290
 Interest on Other Investments
  Deposits With Banks                   7          34          55        101
  Federal Funds Sold                   --           1           2          2
                                ---------   ---------   ---------  ---------
                                    5,904       5,620      17,135     16,294
                                ---------   ---------   ---------  ---------
INTEREST EXPENSE:
 Interest on Deposits               2,068       2,182       6,453      6,114
 Interest on Repurchase Agreements     37          93         113        284
 Interest on Short-Term Borrowing     251         114         407        317
 Interest on Long-Term Debt            70          31         127         95
                                ---------   ---------   ---------  ---------
  Total Interest Expense            2,426       2,420       7,100      6,810
                                ---------   ---------   ---------  ---------
NET INTEREST INCOME:                3,478       3,200      10,035      9,484
 Provision for Possible Loan Losses   105         100         515      1,698
                                ---------   ---------   ---------  ---------
  Net Interest Income After Provision
   For Possible Loan Losses         3,373       3,100       9,520      7,786
                                ---------   ---------   ---------  ---------
OTHER INCOME:
 Trust Income                         177         161         525        481
 Service Charges on Deposit Accounts  276         260         787        776
 Investment Securities Gains, Net      36          29         308         15
 Gain (Loss) on the Sale of
  Mortgage Loans                      (18)         (4)        (13)         9
 Other Operating Income               131         161         431        414
                                ---------   ---------   ---------  ---------
  Total Other Income                  602         607       2,038      1,695
                                ---------   ---------   ---------  ---------
OTHER EXPENSES:
 Salaries and Employee Benefits     1,385       1,273       4,186      3,867
 Net Occupancy and Equipment Expense  582         476       1,658      1,391
 Other Operating Expenses           1,028       1,009       2,907      3,215
                                ---------   ---------   ---------  ---------
  Total Other Expenses              2,995       2,758       8,751      8,473
                                ---------   ---------   ---------  ---------
Income  Before Income Taxes           980         949       2,807      1,008
Provision for Income Taxes            278         290         800        241
                                ---------   ---------   ---------  ---------
NET INCOME                         $  702      $  659      $2,007     $  767
                                =========   =========   =========  =========
  Net Income Per Share             $ 0.46      $ 0.44      $ 1.32     $ 0.51
                                =========   =========   =========  =========
  Average Shares Outstanding    1,527,717   1,508,401   1,522,862  1,502,870


See accompanying notes to interim consolidated financial statements.

                           FIRST COLONIAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)
                                  (Unaudited)

                                                        Nine Months Ended
OPERATING ACTIVITIES                              Sept 30, 1996   Sept 30, 1995
Net Income                                           $  2,007       $   767
Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used In) Operating Activities:
    Provision for Possible Loan Losses                    515         1,698
    Depreciation and Amortization                         545           463
    Amortization of Security Discounts                   (105)         (115)
    Amortization of Security Premiums                     125           145
    Amortization of Deferred Fees on Loans                 65            49
    Investment Securities Gains, Net                     (308)          (15)
    (Gain) Loss on Sale of Mortgage Loans                  13            (9)
    Mortgage Loans Originated for Sale                (10,128)       (4,105)
    Mortgage Loan Sales                                 4,218         3,442
  Changes in Assets and Liabilities:
    Net Increase in Accrued Interest Income              (387)         (277)
    Increase (Decrease) in Accrued Interest Payable      (435)          367
        Net Increase in Other Assets                     (765)         (519)
        (Increase) Decrease in Other Liabilities         (147)          669
                                                     --------      --------
Net Cash Provided by (Used In) Operating Activities    (4,787)        2,560
                                                     --------      --------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                                   11,024         6,175
Proceeds from Maturities of Securities
 Held-to-Maturity                                       4,582         2,036
Proceeds from Sales of Securities
 Available-for-Sale                                    19,795         6,156
Purchase of Securities Available-for-Sale             (27,010)      (12,272)
Purchase of Securities Held-to-Maturity                (5,914)       (2,836)
Net (Increase) Decrease in Interest Bearing
 Deposits With Banks                                      625           (46)
Net Increase in Loans                                 (19,586)       (9,055)
Purchase of Premises and Equipment, Net                  (642)         (903)
Proceeds from Sale of Other Real Estate Owned             303            89
                                                     --------      --------
Net Cash Used In Investing Activities                 (16,823)      (10,656)
                                                     --------      --------
FINANCING ACTIVITIES
Net Increase (Decrease) in Interest and
 Non-Interest Bearing Demand Deposits and
 Savings Accounts                                       4,034       (14,550)
Net Increase (Decrease) in Certificates of Deposits     2,273        14,399
Net Increase (Decrease) in Long-Term Debt               8,000          (219)
Increase in Short-Term Borrowings                       8,548         9,675
Net Decrease in Repurchase Agreements                  (2,168)         (258)
Proceeds from Issuance of Stock                           189           190
Cash Dividends                                           (750)         (728)
Cash in Lieu of Fractional Shares                          (3)           --
                                                     --------      --------
Net Cash Provided by Financing Activities              20,123         8,509
                                                     --------      --------
Increase (Decrease) in Cash and Cash Equivalents       (1,487)          413
Cash and Cash Equivalents, January 1                   15,549        10,669
                                                     --------      --------
Cash and Cash Equivalents, End of Period             $ 14,062      $ 11,082
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

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year or any other interim period.

2.  Mortgage Servicing Rights

Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". The adoption of this statement did not have a material effect on the financial positions at September 30, 1996 or results of operations of the Company for the three and nine month periods then ended.

NOTE B  -  CASH DIVIDENDS

On August 22, 1996 the Company paid its 1996 third quarter dividend on its common stock of $.17 per share to shareholders of record on August 8, 1996.

NOTE C  -  STOCK DIVIDEND

On June 19, 1996 the Company paid a 5% stock dividend to shareholders of record of May 31, 1996. Fractional shares were paid in cash based on the closing price of $18.50 per share on the record date. Earnings per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE D - IMPAIRED LOANS

On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loans' observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:

                                                  At September 30,
                                               1996            1995
                                           ----------       ----------
     Principal amount of impaired loans    $1,241,000       $1,638,000
     Accrued interest                          ---               ---
     Deferred loan costs                        3,000            4,000
                                           ----------       ----------
                                            1,244,000        1,642,000
     Less valuation allowance                 123,000          205,000
                                           ----------       ----------
                                           $1,121,000       $1,437,000
                                           ==========       ==========

On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the nine months ending September 30, is as follows:

                                               1996            1995
                                           ----------     ----------
     Valuation allowance at January 1,     $  238,000     $  160,000
     Provision for loan impairment            149,000         89,000
     Direct charge-offs                      (273,000)       (44,000)
     Recoveries                                 9,000           ---
                                           ----------     ----------
     Valuation allowance at September 30,  $  123,000     $  205,000

Total cash collected on impaired loans during the nine month period ended September 30, 1996 was $1,018,000, of which $983,000 was credited to the principal balance outstanding on such loans and $35,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first nine months of 1996 was $171,000. Interest income on loans recognized for the first nine months of 1996 was $13,265,000. The valuation allowance for impaired loans of $123,000 at September 30, 1996 and $205,000 at September 30, 1995 is included in the "Allowance for Possible Loan Losses" which amounts to

$2,494,000 at September 30, 1996. The provision for loan impairment for the nine month period ended September 30, 1996 and 1995 is a part of "Provision for Possible Loan Losses" included in the "Consolidated Statement of Income" for the same period.

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

NOTE G  -  FORWARD LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1996 contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report on Form 10-QSB, or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and nine month periods ended September 30, 1996.

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, securities  available-for-sale,  funds  received  from the  repayment  of loans, short-term  borrowings  and  borrowings  from the  Federal  Home Loan  Bank.  At
September   30,   1996,   cash,   due  from  banks,   Federal   Funds  Sold  and
interest-bearing deposits with banks totaled $14,272,000, and securities maturing within one year totaled $2,492,000. At December 31, 1995, cash, due from banks Federal Funds Sold and interest bearing deposits with banks totaled $16,384,000, and securities maturing within one year were $4,955,000. Securities sold under an agreement to repurchase totaled $3,928,000 at September 30, 1996 and $6,096,000 at December 31, 1995. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $12,000 at September 30, 1996 and $538,000 at December 31, 1995. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal Funds Sold at September 30, 1996. At December 31, 1995, Federal Funds Sold totaled $3,600,000.

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $12,148,000, all of which was available at September 30, 1996, subject to certain collateral requirements. The Bank had short-term (overnight) borrowings against this line of $1,548,000 at September 30, 1996. The Bank had no short-term (overnight) borrowings at December 31, 1995. The Bank had additional short-term borrowings from the Federal Home Bank at September 30, 1996 totaling $14,000,000 of which $10,000,000 and $4,000,000 are due on October
15, 1996 and October 30, 1996, respectively.

     Cash flows for the nine months ended September 30, 1996 consisted of cash used in operating activities of $4,787,000 and cash used in investing activities of $16,823,000, offset in part by cash provided by financing activities of $20,123,000 resulting in a decrease in cash and cash equivalents of $1,487,000.

     Cash used in operating activities was the result of mortgage loans originated for sale of $10,128,000, an increase in other assets of $765,000, a decrease in accrued interest payable of $435,000, an increase in accrued interest income of $387,000 and a decrease in other liabilities of $147,000, partially reduced by net operating income of $2,007,000, mortgage loan sales of $4,218,000, a provision for possible loan losses of $515,000 and depreciation and amortization of $545,000. Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $27,010,000 and $5,914,000 respectively, net increases in loans to customers of $19,586,000 and the net purchase of premises and equipment of $642,000, partially offset by the proceeds from the sales of available-for-sale securities of $19,795,000, from the maturities of available-for-sale securities of $11,024,000 and proceeds from maturities of held-to-maturity securities of $4,582,000. Cash provided by financing activities consisted principally of increases in short-term borrowings of $8,548,000, increases in long-term borrowings $8,000,000, increases in interest and non-interest bearing demand deposits and savings accounts of $4,034,000 and increases in certificates of deposit of $2,273,000, offset in part by a decrease in repurchase agreements of $2,168,000 and the payment of cash dividends of $750,000 . Also affecting financing activities was the issuance of 10,193 new shares of common stock pursuant to the Dividend
Reinvestment Plan and 262 shares purchased through the exercising of stock options by a former Director for total proceeds of $189,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at September 30, 1996 was $25,662,000 as compared to $24,767,000 at December 31, 1995, for an increase of $895,000 or 3.61%. This increase was attributable to net income for the first nine months of 1996 of $2,007,000, proceeds of the sale of common stock pursuant to the Dividend Reinvestment Plan and the Non-Employee Directors Stock Option Plan of $189,000 and a reduction of $105,000 of debt related to the Company's Employee Stock Ownership Plan less the payment of cash dividends of $750,000, the payment of cash in lieu of fractional shares from the stock dividend of $3,000 and the reduction of $653,000 in the value of the securities available-for-sale (see discussion on "Investment Securities").

     On July 1, 1996 a $1,600,000 subordinated note, dated June 30, 1989 and issued from the Company to the Bank, matured and was repaid to the Company. On July 1, 1996 the Company issued a $1,000,000 subordinated note to the Bank, floating at prime plus 50 basis points, maturing July 1, 2001. Additionally, on that date, the Company contributed $600,000 to the Bank's Capital structure in the form of "Paid-in-Surplus".

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first nine months of 1996, 10,193 shares of common stock were purchased from authorized and unissued shares at an average price of $18.10 per share.

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

CAPITAL RATIOS OF THE COMPANY


                                        Company
                                Sept. 30,  December 31,        Minimum
                                   1996        1995      Regulatory Requirement

     Tier 1 Leverage Ratio         8.02%       8.20%         3.00% - 5.00%

     Risk-Based Capital Ratios
     Tier I Capital               13.97%      14.62%             4.00%
     Total Capital                15.23%      15.86%             8.00%


CAPITAL RATIOS OF THE BANK

                                         Bank
                               Sept. 30,   December 31,        Minimum
                                  1996         1995      Regulatory Requirement

     Tier 1 Leverage Ratio        6.92%        6.80%         3.00% - 5.00%

     Risk-Based Capital Ratios
          Tier I Capital         11.93%       12.41%             4.00%
          Total Capital          13.62%       13.66%             8.00%

     The Company is not aware of any known trends, events or uncertainties that will have a material effect on the Company's liquidity, capital resources or operations, except for lower interest rates which could cause deposit disintermediation and uncertain economic trends, the results of which cannot be determined at this time. The Company is not under any agreement with the regulatory authorities nor is it aware of any current recommendation by regulatory authorities which, if they were implemented, would have a material adverse effect on liquidity, capital resources, or the operations of the Company.

Assets and Liabilities

     Total assets at September 30, 1996 were $319,073,000, representing an increase of 6.9% over total assets of $298,514,000 at December 31, 1995. Deposits increased by $6,307,000 or 2.5% from $254,102,000 on December 31, 1995 to $260,409,000 on September 30, 1996. This increase was the result of growth of $4,864,000 in non-interest checking deposits, $2,273,000 in certificates of deposit and $304,000 in interest-bearing checking accounts, partially offset by a $1,004,000 decrease in savings and club accounts and a $130,000 decrease in money market deposits. The increase in deposits was partially the result of the introduction on August 1, 1996 of two new transaction type deposit accounts entitled "Quality Checking" (non-interest bearing) and "Quality Checking Gold" (interest bearing). Loans outstanding at September 30, 1996 were $217,203,000 as compared to $193,130,000 at December 31, 1995. This is an increase of $24,073,000 or 12.5%. The growth in loans was comprised primarily of an increase of $17,352,000 or 23.5% in residential real estate loans, a $4,653,000 or 8.9% increase in consumer loans, and a $2,068,000 or 3.1% increase in commercial loans. During the first nine months of 1996, $4,218,000 of residential real estate loans were sold. The amount of these sold loans originated in the first nine months of 1996 was $2,685,000 with the remaining $1,533,000 being originated in 1995. The Bank continues to service all of these loans. As of September 30, 1996 there were $1,450,000 of mortgage loans identified as held-for-sale. The loan to deposit ratio was 83.4% at September 30, 1996 and 76.0% at December 31, 1995.

     On September 23, 1996 the Bank committed to the sale of approximately $9,400,000 of residential real estate loans to the Federal National Mortgage Association with settlement scheduled for October 16, 1996. The Bank will retain the servicing of these loans.

     Premises and equipment increased by $110,000 to $6,873,000 at September 30, 1996 from $6,763,000 at December 31, 1995. This increase was primarily the result of the purchase of furniture and equipment.

     The Company had long-term debt totaling $8,538,000 at September 30, 1996 as compared to $643,000 at December 31, 1995. The borrowed funds were used to improve liquidity and to fund loans. On August 28, 1996 the Bank borrowed $8,000,000, maturing August 28, 2000, from the Federal Home Loan Bank of Pittsburgh. The interest rate, fixed at 5.89% until August 28, 1998, then putable at the Bank's option, thereafter floats on a quarterly basis at LIBOR plus 6 basis points. The loan is secured by the Bank's investment securities and residential real estate loans.

     At September 30, 1996 the Bank had total short-term borrowings from the Federal Home Loan Bank of Pittsburgh of $15,548,000 as compared to $7,000,000 at December 31, 1995. Included in this amount was overnight borrowings against a line of credit of $12,148,000 of $1,548,000 at September 31, 1996. There were no overnight borrowings outstanding at December 31, 1995. In addition, the Bank had outstanding borrowings of $14,000,000 from the Federal Home Loan Bank of Pittsburgh at September 30, 1996 as compared to $7,000,000 at December 31, 1995. Of this amount $10,000,000 matures on October 15, 1996 and $4,000,000 matures on October 30, 1996. The interest rate on these loans are 5.35% (fixed rate) and 5.625% (LIBOR plus 2 basis points, changes quarterly). The loans are secured by the Bank's investment securities and residential real estate loans. These funds were borrowed to improve liquidity and to fund loans.

Results of Operations

     The net income for the three months period ended September 30, 1996 was $702,000, a $43,000 or 6.5% increase compared to net income of $659,000 for the same period in 1995. This increase was primarily attributable to an increase in net interest income in 1996 of $278,000. Also affecting earnings for the three months ended September 30, 1996 as compared to the same period in 1995 was an increase in the provision for possible loans losses of $5,000, a decrease in total other income of $5,000, an increase in total other expenses of $237,000 and a reduction in Federal income taxes of $12,000.

     The net income for the nine months ended September 30, 1996 was $2,007,000, a $1,240,000 increase from net income of $767,000 for the same period in 1995. This increase is primarily attributable to a reduction of $1,183,000 in the provision for possible loan losses to $515,000 in 1996 from $1,698,000 in 1995. The 1995 provision for possible loans losses was increased as a result of the unexpected loss the Company experienced in the first quarter of 1995 due to overdrawn checking accounts of a certain customer. Also contributing to the increase in net income were increases in net interest income of $551,000 and total other income of $343,000. This was partially offset by an increase in total other expenses of $278,000 and an increase in Federal income taxes of $559,000.

     Per share earnings for the three months ended September 30 were $.46 and $.44 for 1996 and 1995, respectively. Average shares outstanding during this three month period were 1,527,717 in 1996 and 1,508,401 in 1995. The net income per share was $1.32 for the first nine months of 1996 as compared to earnings per share of $.51 for the same period in 1995. Average shares outstanding were 1,522,862 for the first nine months of 1996 and 1,502,870 for the first nine months of 1995. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 19, 1996.

Net Interest Income

     Net interest income is the difference between the interest earned on loans, other investments and other interest earning assets and the interest paid on deposits and other interest bearing liabilities. The net interest income amounted to $3,478,000 for the three months ended September 30, 1996, as compared to $3,200,000 for the three months ended September 30, 1995, an increase of $278,000 or 8.7%. During the three month period ended September 30, 1996, interest income increased $284,000 or 5.1% and interest expense increased by $6,000 or 0.3% over the same time period of 1995. The increase in net interest income was the result of the increases in interest earned on interest earning assets being greater than the increase in the cost of funds.

     For the nine month period ended September 30, 1996, net interest income increased $551,000 or 5.8% to $10,035,000 over the same period in 1995 of $9,484,000. In this nine month period, interest income increased by $841,000 or 5.2% and interest expense increased $290,000 or 4.3% as compared to 1995. This increase in interest income during the nine month period is due to an increase on interest rates earned on loans and investments as a result of higher interest rates. The increase in interest expense for the nine month period was primarily due to an increase in certificate of deposit balances and higher interest rates. Interest earning assets, including loans were $294,788,000 at September 30, 1996 as compared to $276,616,000 at September 30, 1995. This represents an increase of $18,172,000 or 6.6%.

Other Income and Other Expenses

     Other income for the three months ended September 30, 1996 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $566,000 as compared to $578,000 for the same period in 1995. This was a decrease of $12,000 or 2.1%. In the three month period ended September 30, 1996 service charges were $276,000, a $16,000 or 6.0% increase over the 1995 amount of $260,000. The revenues from the Trust Department operations were $177,000 for the three months ended September 30, 1996 as compared to $161,000 for the three months ended September 30, 1995, an increase of $16,000 or 9.9%. There were $18,000 in losses on the sale of mortgage loans for the three month period ending September 30, 1996 compared to losses of $4,000 for the same period ended in 1995. Other miscellaneous income for the three months ended September 30, 1996 was $131,000 as compared to $161,000 for the same period in 1995, a decrease of $30,000 or 18.6%.

     Total other income, including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, increased by 3.0% or $50,000 to $1,730,000 from
$1,680,000 for the nine months ended September 30, 1996 over the same time period in 1995. Service charges amounted to $787,000 for the nine months ended September 30, 1996 compared to $776,000 for the nine months ended September 30, 1995, an increase of $11,000 or 1.4%. The revenue from the Trust Department operations was $525,000 for the nine months ended September 30, 1996, representing a $44,000 or 9.2% decrease from the $481,000 for the nine months ended September 30, 1995. The loss on the sale of mortgage loans amounted to $13,000 for the first nine months of 1996 as compared to a $9,000 gain for the same period in 1995. Other income for the nine months ended September 30, 1996 was $431,000 as compared to $414,000 for the same period in 1995. This is an increase of $17,000 or 4.1%.

     Total other expenses for the three month period ended September 30, 1996 increased by $237,000 or 8.6% to $2,995,000 over the total other expenses for the same period in 1995 of $2,758,000. Included in this increase is a $112,000 or 8.8% increase in salary and benefit expenses which were $1,385,000 as compared to $1,273,000 in 1995. These increases are primarily due to the additional staff as a result of the opening of the new Northampton Crossings branch in December 1995, and general salary increases of approximately 4%. Occupancy and equipment expenses were $582,000 for the three month period ended September 30, 1996 and $476,000 for the three month period ended September 30, 1995, an increase of $106,000 or 22.3%. Most of this increase was due to increases in rent and maintenance expenses related to the new branch and expenses related to winter storms during the first quarter of 1996. Other operating expenses for the three month period ended September 30, 1996 were $1,028,000, an increase of $19,000 or 1.9% over the $1,009,000 in other expenses for the same period in 1995.

     Other expenses for the nine months ended September 30, 1996 increased by $278,000 or 3.3%, to $8,751,000 from $8,473,000 for the same period in 1995.
Salaries and employee benefits were $4,186,000 for the nine months ended September 30, 1996 as compared to $3,867,000 for the nine months ended September 30, 1995 representing an increase of $319,000 or 8.3%. These increases are primarily due to the addition of the Northampton Crossings branch. Occupancy and equipment expenses were $1,658,000 for the nine months ended September 30, 1996 and $1,391,000 for the nine months ended September 30, 1995, an increase of $267,000 or 19.2%. Most of this increase is also due to the new branches. Other operating expenses for the nine months ended September 30, 1996 were $2,907,000 in relation to $3,215,000 for the nine months ended September 30, 1995, a decrease of $308,000 or 9.6%. The lower 1996 expenses were the result of a reduction in Federal Deposit Insurance premiums and lower legal fees.

Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at September 30, 1996 and December 31, 1995.

     Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $54,771,000 in available-for-sale securities at September 30, 1996 with a net unrealized loss of $133,000. At December 31, 1995 available-for-sale securities amounted to $59,049,000 with a net unrealized gain of $520,000. The reduction in the fair value of the available-for-sale securities was primarily due to rising interest rates during the first half of 1996.

     During the three month period ended September 30, 1996 $9,500,000 of securities available-for-sale were sold for a net gain of $36,000. For the same period in 1995, $80,000 of available-for-sale securities were sold for a net gain of $29,000. For the first nine months of 1996, net securities gains
amounted  to  $308,000  on  the   sale  of  $19,795,000   of  available-for-sale
securities as compared to $15,000 on the sale of $6,156,000 of available-for-sale securities for the same period in 1995.

     Held-to-maturity securities are carried at cost. The held-to-maturity securities totaled $21,154,000 at September 30, 1996. At December 31, 1995 the held-to-maturity securities totaled $20,054,000. The Company has the intent and ability to hold the held-to-maturity securities to maturity. The Company, at September 30, 1996 and December 31, 1995, did not hold any securities identified as derivatives. At September 30, 1996 and December 31, 1995 the Company did hold $1,000,000 ( in held-to-maturity) and $8,000,000, respectively, in various U. S. Agency Step-up or Multi Step-up securities.

Allowance and Provision for Possible Loan Losses

     The provision for loan losses for the three month period ended September 30, 1996 was $105,000 compared to $100,000 for the same period in 1995. The provision for loan losses for the first nine months of 1996 was $515,000 as compared to $1,698,000 for the first nine months of 1995. Included in the 1995 nine month provision is $1,550,000 for overdrawn checking accounts of a certain customer less recoveries of $272,000.

     Net loan losses were $105,000 for the three month period ending September 30, 1996 compared to net loan recoveries of $19,000 for the same period in 1995. For the first nine months of 1996, net loan losses were $463,000 as compared to $1,463,000 during the first nine months of 1995, including $1,278,000 related to the overdrawn checking accounts.

     The allowance for possible loan losses at September 30, 1996 totaled $2,494,000 an increase of $51,000 over the December 31, 1995 amount of $2,443,000. The allowance for possible loan losses as a percentage of total loans outstanding at September 30, 1996 was 1.15%. This compares to 1.26% at December 31, 1995. As provided by SFAS No. 114, as amended by SFAS No. 118, $123,000 of the allowance for possible loan losses is allocated to impaired loans at September 30, 1996 (see Note D "Impaired Loans").

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


                                           Sept. 30,       December 31,
                                             1996             1995

Non-accrual loans on a cash basis         $1,465,000       $2,181,000
Non-accrual loans as a percentage
 of total loans                                 .67%            1.13%
Accruing loans past due 90 days or more   $1,190,000       $1,115,000
Accruing loans past due 90 days or more
 as a percentage of total loans                 .55%             .58%
Other Real Estate Owned from
 Foreclosed Property                      $  498,000       $  364,000

     There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. At September 30, 1996 the Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring".

PART 11  -  OTHER INFORMATION

ITEM 5. Other Information

     In August of 1996 Charles J. Peischl, Esquire was appointed to the Board of Directors of the Company as a Class 1 director to serve until the 1997 annual meeting. Mr. Peischl is a member of the firm of Peters, Moritz, Peischl, Zulick & Landes. In addition, Mr. Peischl is the Chairman of the Board of Trustees of Moravian College, a member of the Board of Directors of C. F. Martin & Co., Inc. and the Chancellor of the Northern Province of the Moravian Church in America.

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

                                        FIRST COLONIAL GROUP, INC.

DATE:   November 15, 1996               BY: /S/  S. ERIC BEATTIE
                                             S. ERIC BEATTIE
                                             PRESIDENT
                                             (PRINCIPAL EXECUTIVE OFFICER)

DATE:   November 15, 1996               BY: /S/  REID L. HEEREN
                                             REID L. HEEREN
                                             VICE PRESIDENT
                                             (PRINCIPAL FINANCIAL OFFICER)