Form 10KSB
period 1996-12-31
FIRST COLONIAL GROUP INC
filed 1997-03-25
CIK 714719

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB


__X__ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for (fee required) for the fiscal year ended December 31, 1996.

_____ Transition   Report   under  Section  13  or  15(d)  of   the   Securities
Exchange Act of 1934 for the  transition period  from  _________  to __________.

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

     The Issuer's revenues for the fiscal year ended December 31, 1996 were $25,777,000.

     The aggregate market value of voting stock held by non-affiliates of the registrant is $31,529,520. (1)

     The number of shares of the Issuer's common stock, par value $5.00 per share, outstanding as of March 18, 1997 was 1,562,673.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III: Certain portions of the 1996 Proxy Statement





     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on March 18, 1997. Includes an aggregate of 135,254 shares, with an aggregate market value of $3,246,096, held by the Trust Department of Nazareth National Bank & Trust Company in Trust for persons other than executive officers, directors and 10% shareholders of the registrant. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

     Transitional Small  Business Disclosure  Format (Check one): Yes   ; No   X

                                     PART I

Item 1.     Description of Business

Investment Considerations

     In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

     Economic Conditions and Related Uncertainties. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company's control, may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company's earning assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company's profitability because such decreases may reduce the amounts which the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to affect the Company's results of operations. However, a downtrend in several areas, including real estate, construction and consumer spending, could have an adverse impact on the Company's ability to remain profitable.

     Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 1996 total interest earning assets maturing or repricing within one year was less than total interest bearing liabilities maturing or repricing during the same time period by $17,825,000, representing a negative cumulative one year gap of .89%. If interest rates rise, the Company could experience a decrease in net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U. S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 6, Management's Discussion and Analysis or Plan of Operation".

     Federal and State Government Regulations. The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

     During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities which compete directly with traditional bank business.

     Accounting Standards. The operations of the Company and the Bank are affected by accounting standards issued by the Financial Accounting Standards Board ("FASB") which the Company is required to adopt. The adoption of such standards can have the effect of reducing the Company's earnings and capital. Information on current FASB standards that affect the Company can be found in the Notes to Consolidated Financial Statements contained under the caption, "Item 7, Financial Statements".

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

     Dividends. While the Board of Directors presently intends to follow a policy of paying cash dividends, the dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends will be paid in the future. See the information contained under the caption in "Item 5, Market for Common Equity and Related Stockholder Matters".

     Market for Common Stock. While the Company's common stock is listed on the Nasdaq Stock Market, there is no assurance that an active trading market for the Company's common stock will exist at a particular time. See the information contained under the caption in "Item 5, Market for Common Equity and Related Stockholder Matters".

     "Anti-Takeover" and "Anti-Greenmail" Provisions and Management Implications. The Articles of the Company presently contain certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the "anti-takeover" and "anti-greenmail" provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company's Board of Directors. Copies of the Company's Articles of the Incorporation are on file with the SEC and Pennsylvania Department of State.

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

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust business. The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services. The Bank has its principal banking office as well as three branch offices in Nazareth, Pennsylvania. It also presently has two branch offices in Bethlehem, Pennsylvania, three branch offices in Easton, Pennsylvania, one branch in Brodheadsville, Pennsylvania, one branch in Stroudsburg, Pennsylvania and one branch in Allentown, Pennsylvania. The Bank has sixteen automated teller machines (ATMs), one at each branch office (except the Main Street Nazareth and Hall Square Nazareth branches), four free-standing drive-up machines at the Northampton Crossings Shopping Center, Easton, Pennsylvania and free-standing machines at its operation center, The First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania and at St. Luke's Hospital, Fountain Hill, Pennsylvania. On January 29, 1997, the Bank opened an additional branch in a Wal-Mart Supercenter located in East Stroudsburg, Pennsylvania. Included within this branch is an ATM.

     The Company is a legal entity separate and distinct from the Bank. The rights of the Company, and thus the rights of the Company's creditors and shareholders, to participate in distributions of the assets or earnings of the Bank, are necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Company itself as a creditor may be recognized. Such claims on the Bank by creditors other than the Company include obligations relating to federal funds purchased and certain other borrowings, as well as deposit liabilities.

     The Company directs the policies and coordinates the financial resources of the Bank. The Company provides and performs various technical, advisory and auditing services for the Bank, coordinates the Bank's general policies and activities, and participates in the Bank's major business decisions.

     As of December 31, 1996 the Company, on a consolidated basis, had total assets of $322,352,000, total deposits of $267,668,000, and total shareholders' equity of $26,805,000.

Nazareth National Bank and Trust Company

     History and Business

     The Bank was incorporated under the laws of the United States of America as a national bank in 1897 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Northampton County, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 1996, the Bank had total assets of $319,292,000, total deposits of $268,402,000 and total shareholders' equity of $22,633,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking and trust business. The Bank, with its main office at 76 South Main Street, Nazareth, Pennsylvania, also provides services to its customers through its branch network of twelve full service banks, which includes drive-in facilities at most locations, ATMs at each branch office (except the Main Street Nazareth and Hall Square Nazareth branches) and bank-by-mail services. Nine of the Bank's full service offices are located in Northampton County, Pennsylvania. Two offices are located in Monroe County, Pennsylvania. One office is located in Lehigh County, Pennsylvania. The Bank also has free standing ATMs located in its Operations Center, the First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania, in the lobby of St. Luke's Hospital in the Borough of Fountain Hill, Pennsylvania and four free-standing drive-up ATM's at Northampton Crossings Shopping Center, Lower Nazareth Township, Easton, Pennsylvania.

     On January 29, 1997, the Bank opened an additional full service branch within the Wal-Mart Super Store located in East Stroudsburg, Pennsylvania. This new branch has extended hours and is open seven days a week. There is also an ATM at this location.

     The Bank's services include accepting time, demand and savings deposits, including NOW accounts (Flex Checking), regular savings accounts, money market accounts, fixed rate certificates of deposit and club accounts, including the Vacation Club, the College Club and the Christmas Club. The Bank offers Mastercard and VISA, as well as a Constant Cash account (a pre-approved line of credit activated by writing checks against a checking account) and the First Colonial Club and Quality Checking (deposit package programs which provide checking accounts with other services including credit card protection, discount travel, shopping services and other related financial services). Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans, and renting safe deposit facilities. Additional services include making residential mortgage loans (both fixed rate and variable rate), home equity lines of credit, loans to purchase manufactured homes, revolving credit loans with overdraft checking protection, small business loans, student loans, recreational vehicles and new and used car and truck loans.

     The Bank's business loans include seasonal credit and collateral loans and term loans as well as accounts receivable and inventory financing. Most of the Bank's commercial customers are small to medium size businesses operating in Northampton, Lehigh and Monroe Counties, Pennsylvania, with concentrations in the Nazareth, Bethlehem, Brodheadsville, Easton, and Stroudsburg areas of Pennsylvania.

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

     Competition

     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of Northampton and Lehigh Counties (known as the Lehigh Valley), and Monroe County, Pennsylvania with concentrations in the Nazareth, Bethlehem, Brodheadsville, Easton, and Stroudsburg areas. In order to keep pace with its competition and the continuing growth of these areas, the Bank may, in the future, consider establishing additional new branches, although no assurance can be given that any new branches will be opened or if opened, that they will be successful. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be Lafayette Bank, headquartered in Easton, Pennsylvania, with a branch in Nazareth; First Union Bank, headquartered in Charlotte, North Carolina, with branch offices in Easton and Bethlehem, Pennsylvania; Summit Bancorporation, headquartered in Princeton, New Jersey, with branches in Bethlehem, Easton and Allentown, Pennsylvania; PNC Bank,
headquartered in Pittsburgh, Pennsylvania, with branches in Nazareth, Brodheadsville, Easton and Allentown, Pennsylvania; and Corestates Bank, headquartered in Philadelphia, Pennsylvania, with branches in Bethlehem, Easton and Allentown, Pennsylvania.

     The Bank, along with other commercial banks, competes with respect to its lending activities, as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies, credit unions and the issuers of commercial paper and other securities, such as shares in money market funds. The Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in the corporate trust and investment management services. Many of the Bank's competitors have financial resources larger than the Bank's.

     Management believes that the Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

First C. G. Company, Inc.

     In July 1986, the Company established a wholly-owned  subsidiary,  First C.
G. Company, Inc., a Delaware corporation, for the purpose of investing in various types of securities. As of December 31, 1996, First C. G. Company, Inc. had total assets of $3,364,000, of which $1,430,000 was invested in tax-exempt municipal obligations and most of the remaining assets were in other taxable securities and interest-bearing bank deposits. The total shareholders' equity at December 31, 1996 was $3,073,000.

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

     The Company is generally prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh possible adverse effects. The Federal Reserve Board has by regulation determined that certain activities including, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as insurance agent or underwriter for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and, certain stock brokerage and investment advisory services are closely related to banking within the meaning of the Holding Company Act.

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

     Under the Holding Company Act, the Company is required to file periodic reports and other information concerning its operations with, and is subject to examination by, the Federal Reserve Board. In addition, under the Banking Code of 1965, the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of any Pennsylvania bank holding company or to require any documentation deemed necessary to ensure compliance with the Banking code.

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

     Fair Value of Financial Instruments

     The Financial Accounting Standards Board ("FASB") issued statement of financial accounting standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", which requires all entities to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits. The Company has provided these disclosures as of December 31, 1996 and 1995 in Note U of the Notes to Consolidated Financial Statements contained under the caption, "Item 7, Financial Statements".

     Accounting for Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Trading securities are measured at fair value with unrealized holding gains and losses included in income. The Company had no trading securities in 1996 and 1995. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements. The classification of securities can be found in Note B of the Notes to Consolidated Financial Statements contained under the caption, "Item 7, Financial Statements".

     Capital Regulation

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     The following tables provide a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

CAPITAL RATIOS

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 1996        Amount   Ratio     Amount   Ratio   Amount  Ratio

Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $28,596   15.20%   $15,046   8.00%     N/A
  Bank                      $25,591   13.59%   $15,065   8.00%  $18,831  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $26,243   13.95%   $ 7,522   4.00      N/A
  Bank                      $22,435   11.91%   $ 7,532   4.00%  $11,299   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $26,243   8.35%    $12,578   4.00%     N/A
  Bank                      $22,435   7.20%    $12,456   4.00%  $15,570   5.00%


                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1995        Amount   Ratio     Amount   Ratio   Amount  Ratio

Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $26,060  15.86%    $13,142   8.00%     N/A
  Bank                      $22,308  13.66%    $13,061   8.00%  $16,327  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $24,014  14.62%    $ 6,571   4.00%     N/A
  Bank                      $20,262  12.41%    $ 6,531   4.00%  $ 9,796   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $24,014   8.20%    $11,719   4.00%     N/A
    Bank                    $20,262   6.80%    $11,915   4.00%  $14,895   5.00%

CAPITAL RATIOS

     Recent Legislation

     On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state one year after enactment. Pennsylvania law was amended to authorize any out-of-state bank holding company to acquire control of any state bank or national bank located in Pennsylvania after it receives written approval from the Pennsylvania Department of Banking. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Pennsylvania has enacted a law opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

     Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches. Pennsylvania has enacted such a law.

     The foregoing necessarily is a summary and general description of certain provisions of the Interstate Act and Pennsylvania law, and does not purport to be complete. Many of the provisions of each will be implemented through the adoption of regulations by the various Federal and state banking agencies. Moreover, many of the significant provisions of the legislation have not yet become effective. As of the date hereof, the Company is continuing to study the legislation and regulations relating to the legislation but cannot yet assess its impact on the Company.

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

     Employees

     As of December 31, 1996 the Company had approximately 202 employees, of whom 48 were part-time. The Company considers its relationship with its employees to be good.

     Additional Information

     The tables listed below, which are set forth on pages 16 through 23 herein, contain unaudited information relevant to the business of the Company and the
Bank:

                Investment Securities
                Investment Securities Yield by Maturity
                Loan Portfolio by Type
                Loan Maturities and Interest Sensitivity
                Allocation of the Allowance for Possible Loan Losses Percentage of Total Loans in each Category to Total Loans Average Deposit Balances by Major Classification
                Maturities of Certificates of Deposit of $100,000 or more

                             INVESTMENT SECURITIES

                                  (Unaudited)


Summary of Available-for-Sale and Held-to-Maturity Securities at December 31,

Available-for-Sale Securities                     1996
                                                          Carrying
                                                          Amount at
                                    Amortized Cost        Fair Value

U. S. Treasury                          $ 7,020            $ 7,054
U. S. Government Agencies                14,272             14,161
States and Political Subdivisions        11,808             11,864
Mortgage Backed Securities               19,131             19,145
Other Debt Securities                       796                800
Equity Securities                         3,226              3,755
                                        -------            -------
  Total Available-for-Sale Securities   $56,253            $56,779
                                        =======            =======


Available-for-Sale Securities                     1995
                                                          Carrying
                                                          Amount at
                                    Amortized Cost        Fair Value

U. S. Treasury                          $ 7,002            $ 7,050
U. S. Government Agencies                17,066             17,159
States and Political Subdivisions         6,638              6,689
Mortgage Backed Securities               24,529             24,689
Other Debt Securities                       300                307
Equity Securities                         2,727              3,155
                                        -------            -------
  Total Available-for-Sale Securities   $58,262            $59,049
                                        =======            =======


Available-for-Sale Securities                     1994
                                                          Carrying
                                                          Amount at
                                    Amortized Cost        Fair Value

U. S. Treasury                          $ 2,999            $ 2,922
U. S. Government Agencies                13,246             12,807
States and Political Subdivisions         4,507              4,431
Mortgage Backed Securities               21,759             20,720
Other Debt Securities                       ---                ---
Equity Securities                         2,666              2,730
                                        -------            -------
  Total Available-for-Sale Securities   $45,177            $43,610
                                        =======            =======


Held-to-Maturity Securities                       1996
                                                          Carrying
                                                          Amount at
                                    Amortized Cost        Fair Value

U. S. Treasury                          $   999            $ 1,003
U. S. Government Agencies                10,229             10,243
States and Political Subdivisions         3,217              3,261
Mortgage Backed Securities                6,554              6,617
Other Debt Securities                       ---                ---
                                        -------            -------
  Total Available-for-Sale Securities   $20,999            $21,124
                                        =======            =======


Held-to-Maturity Securities                       1995
                                                          Carrying
                                                          Amount at
                                    Amortized Cost        Fair Value

U. S. Treasury                          $ 2,997            $ 3,007
U. S. Government Agencies                 6,524              6,539
States and Political Subdivisions         2,086              2,118
Mortgage Backed Securities                8,447              8,524
Other Debt Securities                       ---                ---
                                        -------            -------
  Total Available-for-Sale Securities   $20,054            $20,188
                                        =======            =======


Held-to-Maturity Securities                       1994
                                                          Carrying
                                                          Amount at
                                    Amortized Cost        Fair Value

U. S. Treasury                          $ 8,071            $ 7,653
U. S. Government Agencies                 5,386              5,026
States and Political Subdivisions         4,025              3,741
Mortgage Backed Securities               18,535             17,479
Other Debt Securities                       508                499
                                        -------            -------
  Total Available-for-Sale Securities   $36,525            $34,398
                                        =======            =======

INVESTMENT SECURITIES YIELD BY MATURITY

     The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 1996 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%. All average yields were calculated on the book value of the related securities. Equity and other securities having no stated maturity have been included in the "After 10 Years" category.

      Available-for-Sale and Held-to-Maturity Investment Securities Yield
                       by Maturity, at December 31, 1996

AVAILABLE-FOR-SALE
AT FAIR VALUE                                   After 1 But       After 5 But
(Dollars in Thousands,     Within One Year     Within 5 Years    Within 10 Years
 Unaudited)                 Amount   Yield    Amount    Yield   Amount   Yield

U. S. Treasury             $  --       -- %   $ 7,054    6.15 % $    --    -- %
U. S. Government Agency       --       --       2,000    6.62      8,417  6.74
Mortgage-backed Securities    37     6.50       1,763    6.65        648  6.00
State and Political
 Subdivisions                904     5.71       1,522    5.30      2,796  4.74
Other Debt Securities         --       --         301    6.64         --   --
Equity Securities             --       --          --      --         --   --
                           -----     ----     -------    ----    -------  ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES               $ 941     5.74 %   $12,640    6.06 %  $11,861  6.23%
                           =====     ====     =======    ====    =======  ====
Average Of Avail-for-Sale
 Securities in years        0.64                 3.79               8.06
                            ====                 ====               ====


AVAILABLE-FOR-SALE
AT FAIR VALUE
(Dollars in Thousands,           After 10 Years             Total
 Unaudited)                      Amount   Yield         Amount    Yield

U. S. Treasury                 $   --       -- %       $ 7,054    6.15 %
U. S. Government Agency          3,744    6.03          14,161    6.54
Mortgage-backed Securities      16,697    6.52          19,145    6.42
State and Political
 Subdivisions                    6,642    5.28          11,864    5.19
Other Debt Securities              499    7.23             800    7.01
Equity Securities                3,755    4.37           3,755    4.37
                                 -----    ----           -----    ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES                   $31,337    5.95 %       $56,779    6.03 %
                               =======    ====         =======    ====
Average Of Avail-for-Sale
 Securities in years             21.70                   13.20
                                 =====                   =====


HELD-TO-MATURITY
AT AMORTIZED COST                                After 1 But       After 5 But
(Dollars in Thousands,     Within One Year     Within 5 Years    Within 10 Years
 Unaudited)                 Amount   Yield    Amount    Yield   Amount   Yield

U. S. Treasury            $  999     6.07 %   $    --      -- % $    --    -- %
U. S. Government Agency      900     4.49       2,000    6.56      6,330  7.43
Mortgage-backed Securities    --       --         130    7.70        662  5.87
State and Political
 Subdivisions                 55     4.40       1,475    4.80      1,236  4.97
                          ------     ----     -------    ----    -------  ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES              $1,954     5.30 %   $ 3,605    5.88 %  $ 8,228  6.93%
                           =====     ====     =======    ====    =======  ====
Average Of Avail-for-Sale
 Securities in years        0.72                 4.35               8.67
                            ====                 ====               ====


AVAILABLE-FOR-SALE
AT FAIR VALUE
(Dollars in Thousands,           After 10 Years             Total
 Unaudited)                      Amount   Yield         Amount    Yield

U. S. Treasury                 $   --       -- %       $   999    6.07 %
U. S. Government Agency            999    7.45          10,229    7.00
Mortgage-backed Securities       5,762    6.76           6,554    6.69
State and Political
 Subdivisions                      451    5.29           3,217    4.93
                                 -----    ----           -----    ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES                   $ 7,212    6.76 %       $20,999    6.54 %
                               =======    ====         =======    ====
Average Of Avail-for-Sale
 Securities in years             19.87                   11.01
                                 =====                   =====

LOAN PORTFOLIO BY TYPE

     The loan portfolio by type is summarized in the following table for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

Loan Portfolio by Type   (Unaudited)
(Dollars in Thousands) For the Year Ended December 31,

                                1996      1995      1994       1993      1992

Real Estate - Residential     $134,013  $122,293  $117,205  $102,481   $124,778
Real Estate - Construction      10,923     4,959     2,861     2,557      2,353
Real Estate - Commercial        39,421    35,316    35,673    36,371     30,686
Consumer/Installment            28,870    27,685    24,626    20,743     16,337
Commercial (non-Real Estate)
    and Agricultural             8,715     5,403     7,503     7,168      8,515
State and Political
 Subdivisions                      906     1,290       288       476        744
Other                               28        13        18        22        264
TOTAL GROSS LOANS              222,876   196,959   188,174   169,818    183,677

Unearned Income                 (2,759)   (3,829)    (2,959)  (1,252)      (445)
Total Loans                    220,117   193,130    185,215  168,566    183,232

Allowance for Possible
    Loan Losses                 (2,532)   (2,443)    (2,187)  (1,953)    (1,840)
NET LOANS                     $217,585  $190,687   $183,028 $166,613   $181,392

     At December 31, 1996 there were no categories of loans exceeding 10% of total loans which are not otherwise disclosed as the categories of loans listed in the above table.

LOANS MATURITIES AND INTEREST SENSITIVITY

     The maturity ranges of items in the loan portfolio (excluding residential mortgages of 1 to 4 family residences and consumer loans) of the Bank and the amount of loans with predetermined interest rates and floating interest rates due after one year, as of December 31, 1996, are summarized in the table set forth below. The determination of maturities included in the table are based upon contract terms. Demand loans that do not have a defined repayment term are reported as maturing within one year. In situations where a rollover is appropriate, the Bank's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit with the Bank that are at floating interest rates. Management continues to emphasize the granting of floating interest rate loans to better match the interest sensitivity of deposits.

Loan Maturity and Interest Sensitivity
(Unaudited)

 As of December 31, 1996
(Dollars in Thousands)              Due in      Due in     Due in
                                   One Year     One to      Over
                                   or Less    Five Years  Five Years    Total

Real Estate - Construction         $ 2,110     $ 1,599     $ 7,214     $10,923
Real Estate - Commercial             2,803       5,493      31,125      39,421
Commercial (Non-Real Estate)
     and Agricultural                2,616       3,982       2,117       8,715
                                   -------     -------     -------     -------
     TOTAL                         $ 7,529     $11,074     $40,456     $59,059
                                   =======     =======     =======     =======

Loan Maturity After 1 Year With:

     Predetermined Interest Rate               $ 1,115     $ 4,159
     Floating Interest Rate                      9,959      36,297
                                               -------     -------
        TOTAL                                  $11,074     $40,456
                                               =======     =======

     The following table details the Allocation of the Allowance for Possible Loan Losses by the various loan categories. The allocation is not necessarily indicative of the categories in which future loan losses will occur, and the entire allowance is available to absorb losses in any category of loans.

              ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                  (Unaudited)

                                         As of December 31,

                              1996     1995     1994     1993     1992

Loan Categories                        (Dollars in Thousands)

Commercial                  $  663   $1,049   $1,142   $  815   $  754
Real Estate- Construction        7        3       69       80       59
Real Estate - Residential      198      184      143       78       82
Consumer/Installment           811      534      451      393      254
Unallocated                    853      673      382      587      691
                            ------   ------   ------   ------   ------
     TOTAL                  $2,532   $2,443   $2,187   $1,953   $1,840
                            ======   ======   ======   ======   ======



           PERCENTAGE OF TOTAL LOANS IN EACH CATEGORY TO TOTAL LOANS

                                  (Unaudited)

                                            As of December 31,
        1996      1995       1994      1993      1992

Loan Categories                           (Dollars in Thousands)
   Commercial                    22.02%   21.33%    23.11%    26.12%    20.50%
   Real Estate - Construction     4.90     2.52      1.52      1.52      1.31
   Real Estate - Residential     60.13    62.09     62.28     60.80     72.08
   Consumer/Installment          12.95    14.06     13.09     11.56      6.11
                                ------   ------    ------    ------    ------
        TOTAL                   100.00%  100.00%   100.00%   100.00%   100.00%
                                ======   ======    ======    ======    ======

     The average balances of deposits for each of the years ended December 31, 1996, 1995 and 1994 are presented in the following table.

                AVERAGE DEPOSIT BALANCES BY MAJOR CLASSIFICATION

                                  (Unaudited)

                                     For the Year Ended December 31,

                                   1996             1995            1994
                            Average         Average           Average
                            Balance  Rate   Balance   Rate    Balance   Rate

                                         (Dollars in Thousands)
Demand Deposits
   Non-Interest Bearing   $ 27,826   --- % $ 23,782   --- %   $ 23,347   --- %
   Interest Bearing         43,206  1.55     42,955  1.84       43,636  1.72
Money Market Deposits       16,297  2.82     17,639  2.81       20,383  2.40

Savings & Club Accounts     62,783  2.49     65,452  2.67       70,442  2.66
Certificates of Deposit
   under $100,000          103,221  5.50     90,925  5.47       79,650  4.55
Certificates of Deposit
   of $100,000 or more       5,167  4.84      6,184  5.24        2,961  3.75
                            ------  ----     ------  ----       ------  ----

      Total Deposits      $258,500         $246,937           $240,419
                          ========         ========           ========

           MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                  (Unaudited)

                                              At December 31,

(Dollars in Thousands)                        1996     1995
Three Months or Less                        $  849   $1,800
Over Three, Through Six Months               1,542    2,312
Over Six, Through Twelve Months              1,151    1,064
Over Twelve Months                           1,378    1,447
                                            ------   ------
     TOTAL                                  $4,920   $6,623
                                            ======   ======

         There were no brokered deposits at December 31, 1996 and 1995.

Item 2.  Description of Property

     The principal banking office of the Bank and the executive offices of the Bank and the Company are located at 76 South Main Street in the Borough of Nazareth, Northampton County, Pennsylvania, which building is owned by the Bank. In addition, the Bank owns additional properties located at 29 South Broad Street, Nazareth, Pennsylvania (Mortgage and Installment Loan Center); 553 Nazareth Drive, Nazareth, Pennsylvania (Branch Office); 33 S. Broad Street, Nazareth (Branch Office), 2000 Sullivan Trail, Easton, Pennsylvania (Branch Office), 3864 Adler Place, Bethlehem Business Park, Bethlehem, Pennsylvania (First Colonial Building, Computer and Operations Center), Rt. 209 Brodheadsville, Pennsylvania (Branch Office), and 3856 Easton-Nazareth Highway (Route 248), Lower Nazareth Township, Easton, Pennsylvania (free-standing, drive-up ATM location).

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

Item 3.  Legal Proceedings

     Neither the  Company,  the Bank nor any of their  properties  is subject to
material  legal   proceedings,   nor  are  any  such  proceedings  known  to  be
contemplated by any governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Appendix A to Part I:  Executive Officers of the Registrant

     The following table sets forth certain information, as of March 28, 1997, concerning the executive officers of the Company and certain executive officers of the Bank. All executive officers are elected by the respective Boards of Directors of the Company and the Bank and hold office at the discretion of such Boards.



                               Positions                    Positions
 Name/Age                   with the Company               with the Bank

John J. Schlamp 71 (a)  Chairman of the Board since   Chairman of the Board
                        January, 1987                 since 1984

S. Eric Beattie 50 (b)  President and Chief           President since 1984;
                        Executive Officer since       Chief Executive Officer
                        January, 1987                 since January, 1987

Reid L. Heeren 55 (c)   Treasurer since January,      Senior Vice President and
                        1987; Vice President since    Chief Financial Officer
                        April, 1985                   since January, 1987;
                                                      Cashier since November,
                                                      1984

Gerald E. Kemmerer 65 (d) None                        Senior Vice President and
                                                      Senior Loan Officer since
                                                      July, 1994

Arthur Williams 51 (e)    None                        Senior Vice President,
                                                      Administration since
                                                      November, 1988

Barbara A. Seifert 43 (f) None                        Vice President,
                                                      Senior Trust Officer
                                                      since December, 1985

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

     (c) Mr. Heeren was previously Vice President, Finance of the Bank from November, 1984 to January, 1987. Prior to November, 1984, Mr. Heeren was employed by the American Bank and Trust Company, headquartered in Reading, Pennsylvania, as Vice President for Financial Management (September, 1982 to November, 1984) and as Vice President, Community Banking, Chester County, Pennsylvania (March, 1982 to September, 1982).

     (d) Mr. Kemmerer was previously Executive Vice President, Chief Lending Officer of win Rivers Community Bank from June, 1990 to July, 1994. Prior to June, 1990 Mr. Kemmerer was employed by Merchants Bank, N.A. (successor to Easton National Bank & Trust Co.) from September, 1949, retiring in December, 1989. During those years, Mr. Kemmerer served the bank in many different capacities and at the time of retirement was Senior Vice President, Senior Lender at Merchants.

     (e) Mr. Williams was previously Vice President of the Bank, serving as branch administra- tor with business development and commercial lending duties, from April 1985 to November, 1988. Prior to April 1985, Mr. Williams was a Vice President of United Penn Bank, serving as Regional Administrator of its Northern Region (March 1980 to March 1985).

     (f) Ms. Seifert was previously Senior Trust Officer of the Bank from 1984 to December, 1985. Prior to 1984, Ms. Seifert held various officer positions in the Trust Division of the Bank beginning in December, 1981.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 1996 there were 782 shareholders of record.

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

The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price was $22.00 in December 1996 and $17.14 in December 1995. Stock prices and dividends per share have been restated to reflect the 5% stock dividend of May 1996 (see "Note T Equity Transactions" in the "Notes to Consolidated Financial Statements" contained in "Item 7, Financial Statements").

1995                    High             Low         Cash Dividends
                                                       Declared

     First Quarter     $16.43          $15.00           0.1619
     Second Quarter     16.19           13.70           0.1619
     Third Quarter      17.38           15.00           0.1619
     Fourth Quarter     18.10           16.43           0.1619
                                                        ------
     TOTAL                                              0.6476

1996
     First Quarter     $18.81          $17.14           0.1619
     Second Quarter     19.05           17.14           0.1700
     Third Quarter      19.00           18.00           0.1700
     Fourth Quarter     23.00           18.00           0.1700
                                                        ------
     TOTAL                                              0.6719

     The Company did not sell any of it's equity securities during 1996 that were not registered under the Securities Act.

Item 6. Management's Discussion and Analysis or Plan of Operation

                       Consolidated Financial Highlights

(Dollars in Thousands,                                       Percentage Change
 except per share data)     1996       1995       1994      1996/95    1995/94
At Year-End
  Assets                  $322,352   $298,514   $284,553      8.0%      4.9 %
  Deposits                 267,668    254,102    247,532      5.3       2.7
  Loans                    220,117    193,130    185,215     14.0       4.3
  Shareholders' Equity      26,805     24,767     22,400      8.2      10.6
  Trust Assets             209,144    173,435    150,053     20.6      15.6

For the Year
  Net Interest Income     $ 13,557   $ 12,644   $ 11,834      7.2%      6.8 %
  Net Income                 2,822      1,401      2,342    101.4     (40.2)

Per Share *
  Net Income              $   1.85   $   0.93   $   1.58     98.9%    (41.1)%
  Dividends Paid              0.67       0.65       0.63      3.1       3.2
  Book Value                 17.19      16.84      15.39      2.1       9.4

Financial Ratios
  Return on average assets     .92%       .48%       .85%
  Return on average equity   11.16%      5.98%     10.51%
  Average shareholders'
   equity to average assets   8.24%      8.00%      8.10%


* Per share data have been restated to reflect the 5% stock dividends of May 1996 and June 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following financial review and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of First Colonial Group, Inc. (the "Company") with a primary focus on the analysis of operating results for the years ended December 31, 1996, 1995 and 1994. The Company's consolidated earnings are derived primarily from the operations of Nazareth National Bank and Trust Company (the "Bank") and First C. G. Company, Inc. ("First C. G."). The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, and other detailed information appearing elsewhere in this report. Additional financial information can be found in the Company's Form 10-KSB report, a copy of which may be obtained upon request. During the two most recent fiscal years,there have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure. The information concerning share and per share data included in this discussion has been restated to reflect the 5% stock dividends of May 1996 and June 1994.

Forward Looking Statements

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Annual Report or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Financial Performance Summary

     In 1996, the Company established a historical record for net income and achieved strong growth in both deposits and loans. Net income for 1996 was $2,822,000 or $1.85 per share, reflecting growth of 98.9% on a per share basis when compared to $1,401,000 or $.93 per share for 1995. Net income in 1994 was $2,342,000 or $1.58 per share.

     Total deposits at year-end 1996 were $267,668,000, a 5.3% increase over year-end 1995 deposits of $254,102,000. Total deposits at the end of 1994 amounted to $247,532,000. In 1996, total loans grew by 14.0% to a year-end total of $220,117,000 as compared to the 1995 year-end amount of $193,130,000. At year-end 1994, total loans were $185,215,000.

     Two key measures of profitability, return on average assets and return on average equity, also improved in 1996. The return on average assets rose to .92% in 1996 from .48% in 1995 and .85% in 1994. The return on average equity was 11.16%, 5.98% and 10.51% in 1996, 1995 and 1994, respectively.

     The improvement in 1996 net income reflected a reduction in the provision for possible loan losses, increases in net interest income and other income, reduced in part by increases in operating expenses and Federal income taxes. The provision for possible loan losses was $670,000 in 1996 as compared to $1,798,000 in 1995. This is a decline of $1,128,000 or 62.7%. The higher amount in 1995 was due to losses related to overdrafts of a customer. Net interest income grew by $913,000 or 7.2% to $13,557,000 from the 1995 amount of $12,644,000 (see discussion on "Net Interest Income"). This increase was partially the result of growth in loans and deposits supported by the success of the new branches opened in 1995 and expanded marketing activities (see discussions on "Loan Portfolio" and "Deposits"). Total other income, including service charges on deposits, trust services, net securities gains and losses on the sale of mortgage loans, was $2,642,000 in 1996 as compared to $2,274,000 in 1995. This is a gain of $368,000 or 16.2%. Most of this increase is due to higher net gains on securities available-for-sale of $308,000 in 1996 compared to $22,000 in 1995 (see discussion on "Securities Available-for-Sale"). Total operating expenses in 1996 grew by $367,000 or 3.3% to $11,571,000 from the 1995 amount of $11,204,000. This increase is primarily attributable to a full year's expense of the Northampton Crossings branch opened in December 1995 and normal increases in expenses (see discussion on "Other Expenses" and Note I of the "Notes to Consolidated Financial Statements"). Higher net income in 1996 resulted in an increase in Federal income taxes of $621,000 to a total of $1,136,000 as compared to $515,000 in 1995.

     The 1995 earnings decline was due to a loss of $1,264,000 as a result of overdrafts of a customer. These overdrafts resulted in an increase in the provision for possible loan losses of $1,378,000 to $1,798,000 in 1995 from

$1,798,000 in 1995 from $420,000 in 1994. Also affecting 1995 earnings was an increase in total other expenses of $1,120,000 offset in part by a $810,000 increase in net interest income and an increase in other income of $244,000. The increase in other expenses is attributable to the addition of new branches in 1995 and higher legal expenses related to the overdrafts. Net interest income was $12,644,000 in 1995 as compared to $11,834,000 in 1994. This increase of 6.8% is due in part to the new branches and growth in loans and deposits. Total other income increased in 1995 by $244,000 or 12.0% to $2,274,000 from the 1994 amount of $2,030,000. Most of this increase was in service charges on deposit accounts. Federal income taxes decreased by $503,000 from $1,018,000 in 1994 to $515,000 in 1995 as a result of the lower earnings.

SELECTED FINANCIAL DATA

(Dollars in Thousands,
except per share data)
For the Year Ended December 31, 1996      1995       1994       1993      1992
CONSOLIDATED SUMMARY OF INCOME:
 Interest Income             $ 23,135  $ 21,896   $ 18,986   $ 18,525  $ 19,649
 Interest Expense               9,578     9,252      7,152      7,568     9,346
                            --------- ---------  ---------  --------- ---------
  Net Interest Income          13,557    12,644     11,834     10,957    10,303
  Provision for Possible
   Loan Losses                    670     1,798        420        765     1,119
  Gains (Losses) on the
   Sale of Mortgage Loans         (30)       22         37        417       --
  Other Income, Excluding
   Securities and Loan
   Sale Gains                   2,364     2,230      1,896      1,705     1,554
  Securities Gains, Net           308        22         97        208       216
  Other Expense                11,571    11,204     10,084      9,845    10,351
                            --------- ---------  ---------  --------- ---------
  Income Before Income Taxes
   and Cumulative Effect of
   Accounting Method Change     3,958     1,916      3,360      2,677       603
  Applicable Income Taxes       1,136       515      1,018        769        22
                            --------- ---------  ---------  --------- ---------
  Income Before Cumulative
   Effect of Accounting
   Method Change                2,822     1,401      2,342      1,908       581
  Cumulative Effect of
   Accounting Method Change(1)    --        --         --         --        117
                            --------- ---------  ---------  --------- ---------
  Net Income                  $ 2,822   $ 1,401    $ 2,342    $ 1,908    $  698
                            --------- ---------  ---------  --------- ---------
 Cash Dividends Paid          $ 1,015   $   972    $   936    $   812    $  720
 Cash Dividends Paid Per Share   0.67      0.65       0.63       0.63      0.62
 Dividends Paid to Net Income   35.97%    69.38%     39.97%     42.56%   103.15%

PER SHARE DATA:
 Income Before Cumulative
  Effect of Accounting
  Method Change               $  1.85   $  0.93    $  1.58    $  1.47    $ 0.50
 Cumulative Effect of
  Accounting Method Change        --        --         --         --       0.10
 Net Income                      1.85      0.93       1.58       1.47      0.60
 Average Common Shares
  Outstanding               1,527,819 1,504,391  1,481,598  1,295,220 1,168,314

CONSOLIDATED BALANCE SHEET DATA:
 Total Assets                $322,352  $298,514   $284,553   $268,738  $246,072
 Loans (Net of
  Unearned Discount)          220,117   193,130    185,215    168,566   183,232
 Mortgage Loans
  Held-for-Sale                   721     1,006         69     15,378      --
 Deposits                     267,668   254,102    247,532    235,565   218,378
 Securities Sold Under
  Agreements to Repurchase      3,795     6,096      9,027      4,711     3,533
 Debt (Short-Term
  and Long-Term)               18,512     7,643      1,612      1,331     1,132
 Shareholders' Equity          26,805    24,767     22,400     21,994    16,058
 Book Value Per Share           17.19     16.84      15.39      15.26     14.37

SELECTED CONSOLIDATED RATIOS:
 Net Income To:
  Average Total Assets            .92%      .48%       .85%       .76%      .29%
  Average Shareholders' Equity  11.16%     5.98%     10.51%     10.43%     4.27%

 Average Shareholders'
  Equity to Average Assets       8.24%     8.00%      8.10%      7.24%     6.81%

(1)  See Notes A7 and J to the Consolidated Financial Statements.

CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
(Dollars in Thousands) For the Year Ended December 31,

                         1996                1995                   1994
                        Int   Avg           Int    Avg             Int    Avg
                 Avg    Inc/ Yield/   Avg   Inc/  Yield/    Avg    Inc/  Yield/
                 Bal    Exp  Rate     Bal   Exp    Rate     Bal    Exp    Rate
ASSETS
INT-EARNING
ASSETS
 Int-Bearing
  Balances
  with Banks $  1,313  $  78 5.96%  $2,313 $   133  5.75% $  3,507 $   158 4.49%
 Fed Funds
  Sold             16      2 5.43      139       6  4.32     1,471      57 3.86
 Inv Sec
  Taxable      67,241  4,386 6.42   73,712   4,477  6.07    66,967   3,439 5.13
  Non-Tax(1)   12,318    935 7.59    8,408     583  6.94     7,516     527 7.02
  Loans(1(2)  206,378 18,083 8.76  190,874  16,927  8.87   178,624  15,012 8.40
  Allow for
  Loan Losses  (2,500)  ---  ---    (2,708)   ---   ---     (2,084)   ---  ---
             -------- ------      --------  ------        --------  ------
  Net Loans   203,878 18,083 8.87  188,166  16,927  9.00   176,540  15,012 8.50
             -------- ------      --------  ------        --------  ------
   Total Int-
   Earn
   Assets     284,766 23,484 8.25  272,738  22,126  8.11   256,001  19,193 7.50
  Non-Int
   Earn Assets 22,305   ---  ---    20,466    ---   ---     19,247    ---  ---
             -------- ------      --------  ------        --------  ------
  TOTAL ASSETS,
  INTEREST
  INCOME     $307,071 23,484 7.65 $293,204  22,126  7.55  $275,248  19,193 6.97
             -------- ------      --------  ------        --------  ------

LIABILITIES
INTEREST-BEARING
LIABILITIES
 Int-Bearing
 Deposits
  Demand
  Deposits   $ 43,206    670 1.55 $ 42,955     791  1.84  $ 43,636     752 1.72
  Money
  Market
  Deposits     16,297    460 2.82   17,639     496  2.81    20,383     490 2.40
  Savings &
  Club
  Deposits     62,783  1,566 2.49   65,452   1,750  2.67    70,442   1,876 2.66
  CD's over
  $100,000      5,167    250 4.84    6,184     324  5.24     2,961     111 3.75
  All Other
  Time Dep    103,221  5,675 5.50   90,925   4,970  5.47    79,650   3,624 4.55
             -------- ------      --------  ------        --------  ------
   Total Int-
   Bearing
   Deposits   230,674  8,622 3.74  223,155   8,331  3.73   217,072   6,853 3.16

 Securities
 Sold Under
 Agreements
 to Repurchase  4,740    149 3.14    9,298     346  3.72     6,428     161 2.51
 Other Short-
 Term
 Borrowings     8,648    487 5.63    5,743     338  5.89       177       8 4.44
 Long-Term Debt 4,171    320 7.67    2,207     236 10.69     1,075     13012.08
             -------- ------      --------  ------        --------  ------
  Total Int-
  Bearing
  Liabilities 248,233  9,578 3.86  240,403   9,251  3.85   224,752   7,152 3.18

NON-INTEREST
BEARING
LIABILITIES
 Non-Int
 Bearing
 Deposits      27,826   ---  ---    23,782    ---   ---     23,347     ---  ---
 Other Liab     5,724   ---  ---     5,575    ---   ---      4,855     ---  ---
             -------- ------      --------  ------        --------  ------
 TOTAL LIAB   281,783  9,578 3.40  269,760   9,251  3.43   252,954   7,152 2.83
 SHAREHOLDERS'
 EQUITY        25,288   ---  ---    23,444   ---   ---      22,294     ---  ---
             -------- ------      --------  ------        --------  ------
 TOTAL LIAB &
  SHAREHOLDERS'
  EQUITY,
  INTEREST
  EXPENSE    $307,071  9,578 3.12 $293,204   9,251  3.16  $275,248   7,152 2.60
NET INTEREST
INCOME              $ 13,906               $12,875                 $12,041
                    --------               -------                 -------
 Net Interest
 Spread (3)                  4.39                   4.26                   4.37

 Effect of
 Int-Free
 Sources
 Used to
 Fund Earnings
 Assets                      0.49                   0.46                   0.33

NET INTEREST
MARGIN (4)                   4.88%                  4.72%                  4.70%
       --                    ----                   ----                   ----



     (1) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $349,000, $231,000 and $207,000 for the years 1996, 1995 and 1994, respectively.
The effective tax rate used for the taxable equivalent adjustment was 34%.

     (2) Loan fees of $303,000,  $101,000 and $406,000 for the years 1996,  1995 and 1994, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $2,212,000, $682,000 and $2,462,000 for 1996, 1995 and 1994, respectively.

     (3) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.

     (4) Net interest margin is computed by dividing net interest income by averaging interest-earning assets.

Average Balances

     The "Consolidated Comparative Statement Analysis" table sets forth a comparison of average daily balances, interest income and interest expense on a fully taxable equivalent basis and interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities. For purposes of this analysis, the computations in the "Consolidated Comparative Statement Analysis" were prepared using the Federal statutory rate of 34%; there are no state or local taxes on income applicable to the Company. For further information relating to the effective income tax rate of the Company, see Note J of the "Notes to Consolidated Financial Statements". Interest income on loans includes loan fees of $303,000, $101,000 and $406,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Net Interest Income

     Net interest income is the difference between the interest income on loans, investments and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company. Therefore, increases in this category are considered by management to be essential to the continued growth in the overall net income of the Company. The net interest income, on a fully taxable equivalent basis, amounted to $13,906,000 for 1996, an increase of 8.0% or $1,031,000 over $12,875,000 in 1995. As shown in the "Rate/Volume Analysis" table, the increase in net interest income in 1996 was attributable to higher net interest income from changes in volume of $292,000 and changes in rates of $739,000. The volume-related change resulted primarily from increased average balances for loans including mortgage loans held-for-sale; (see discussions on "Loan Portfolio" and "Mortgage Loans Held-for-Sale") and an increase in interest-bearing demand deposits and other time deposits, partially offset by declines in investment securities, money market deposits, savings and club deposits, and certificates of deposit over $100,000 (see discussion on "Deposits"). The rate-related change was primarily the result of the increase of interest earned on assets being greater than the increase on interest paid on deposits and debt. Net interest income, on a fully taxable equivalent basis, in 1995 increased 6.9% or $834,000 over the 1994 figure of $12,041,000. This increase was the result of an increase in investments and loans (including mortgage loans held-for-sale) and an increase in certificates of deposit over $100,000 and other time deposits, partially offset by declines in interest-bearing demand deposits, money market deposits, and savings and club deposits. Also affecting 1995 net interest income was the increase of interest paid on deposits being less than the increase on interest earned on investments and loans.

     The net interest margin, a measure of net interest income performance, is determined by dividing net interest income by total interest-earning assets. The net interest margin was 4.88% for 1996, 4.72% for 1995 and 4.70% for 1994. The increase in 1996 was the result of interest-earning assets increasing at a greater rate than non-interest earning assets and an increase in the net interest spread, the difference of interest earned on assets less the interest paid on deposits and debt. The interest spread was 4.39%, 4.26% and 4.37% for 1996, 1995 and 1994, respectively.

     The following table sets forth a "Rate/Volume Analysis", which segregates in detail the major factors that contributed to the changes in net interest income for the years ended December 31, 1996 and 1995, as compared to the respective previous periods, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into
(1) changes in volume (change in volume times the old rate), (2) changes in rates (change in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non-accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

RATE/VOLUME ANALYSIS
(Dollars in Thousands) (Fully Taxable Equivalent)

                             Increase (Decrease) in Year Ended December 31,
                                1996 to 1995                1995 to 1994
                               Change Due to:              Change Due To:
                            TOTAL   RATE   VOLUME       TOTAL   RATE    VOLUME
                            -----    ---    -----       -----  -----    -----
Interest Income
  Interest-Bearing Balances
   With Banks              $  (55) $   3   $  (58)     $  (25) $  29   $  (54)
  Federal Funds Sold           (4)     1       (5)        (51)   ---      (51)
  Investment Securities       261    419     (158)      1,094    688      406
  Loans                     1,156    (88)   1,244       1,915    720    1,195
                            -----    ---    -----       -----  -----    -----
  Total Interest Income     1,358    335    1,023       2,933  1,437    1,496
                            -----    ---    -----       -----  -----    -----
Interest Expense
  Demand Deposits,
  Savings & Clubs            (340)  (250)     (90)        (81)   114     (195)
  Time Deposits               631     16      615       1,559    903      656
  Securities Sold Under
   Agreements to Repurchase  (197)   (27)    (170)        185    113       72
  Short-Term Borrowings       135    (43)     178         344     97      247
  Long-Term Borrowings         98   (100)     198          92    (45)     137
                            -----    ---    -----       -----  -----    -----
  Total Interest Expense      327   (404)     731       2,099  1,182      917
                            -----    ---    -----       -----  -----    -----
  Increase in Net
  Interest Income          $1,031   $739   $  292      $  834 $  255   $  579

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

     Rate sensitivity arises from the difference between the volumes of assets which are rate-sensitive as compared to the volumes of liabilities which are rate-sensitive. A comparison of interest-rate-sensitive assets to interest-rate-sensitive liabilities is monitored by the Bank on a regular basis using several time periods. The mismatch of assets and liabilities in a specific time frame is referred to as interest sensitivity gap. Generally, in an environment of rising interest rates, a negative gap will decrease net interest income, and in an environment of falling interest rates, a negative gap will increase net interest income.

     While using this analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest-rate changes that are characteristic of various interest-rate-sensitive assets and liabilities. Consequently, even though the Company currently has a negative gap position because of the unequal sensitivity of these assets and liabilities, management believes that this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. By using a simulation model which takes into account these factors combined with the current negative gap position as indicated in the "Interest Sensitivity" table, management believes there would be no significant impact on net interest income in both rising and declining interest-rate environments. This strategy is believed by the Bank to minimize the overall interest-rate risk.

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At December 31, 1996, assets of $149,441,000 (46.4% of total assets) were subject to interest rate changes within one year. This compares to assets subject to interest rate changes within one year of $124,779,000 (41.8% of total assets) at the end of
of  1995  and  $127,565,000   (44.8%   of   total  assets)  at  the end of 1994.
Liabilities   subject  to  rate  change  within  one  year  were   $167,266,000,
$133,068,000 and $146,710,000 in 1996, 1995 and 1994,  respectively.  A negative one-year gap position of $17,825,000 existed as of December 31, 1996. The gap positions at December 31, 1995 and 1994 were negative $8,289,000 and negative $19,145,000, respectively. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was .89 at the end of 1996, compared to
 .94 at the end of 1995 and .87 at the end of 1994. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at December 31, 1996 for five time-intervals. The Company's liability-sensitive position increased in 1996 as a result of an increase in non-interest-bearing demand deposits and interest-bearing demand deposits. This change in the deposit mix was due to marketing programs to increase demand deposits. Also affecting an increase in the liability-sensitive position were increases in some longer term loans. Management intends to continue to purchase adjustable rate securities, make adjustable rate loans, market longer-term certificates of deposit and sell fixed-rate mortgage loans to maintain an acceptable gap position.


Interest Sensitivity Analysis

(Dollars in Thousands) as of December 31, 1996

                      0-90   91-180   181-365     1-5          Over
                      Days    Days      Days      Years       5 years    Total
Interest-Bearing
Deposits with Banks $   186  $    99  $    ---    $   ---   $    ---    $   285
Federal Funds Sold    2,200      ---       ---        ---        ---      2,200
Inv Securities       16,101   11,266    13,944     27,813      8,654     77,778
Loans Held-for-Sale     721      ---       ---        ---        ---        721
Loans                56,256   12,698    24,241     63,479     60,911    217,585
Other Assets         11,729      ---       ---        ---     12,054     23,783
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $87,193  $24,063  $ 38,185    $91,292   $ 81,619   $322,352
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits          $31,450  $   ---  $    ---    $   ---   $    ---   $ 31,450
Int-Bearing
 Deposits            81,358   20,253    24,898     48,318     61,391    236,218
Securities Sold
 Under Agreements
 to Repurchase        3,795      ---       ---        ---        ---      3,795
Long-Term Debt        5,512      ---       ---     13,000        ---     18,512
Other                   ---      ---       ---        ---      5,572      5,572
Capital                 ---      ---       ---        ---     26,805     26,805
                    ------- --------  --------    -------   --------   --------
  TOTAL LIABILITIES
  AND CAPITAL      $122,115  $20,253 $ 24,898    $61,318   $ 93,768   $322,352
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $(34,922) $ 3,810 $ 13,287    $29,974   $(12,149)  $    ---

Cumulative Int
  Sensitivity Gap  $(34,922 $(31,112)$(17,825)   $12,149   $    ---   $    ---

Service Charges and Other Income

     Service charge income amounted to $1,083,000 in 1996 compared to $1,034,000 in 1995 and $798,000 in 1994. In 1996, the service charges increased by $49,000 or 4.7% over 1995 and the 1995 increase over 1994 was $236,000 or 29.6%. The increase in 1996 was primarily the result of increases in the number of deposit accounts. The increase in 1995 over 1994 was due primarily to increases in deposit volume and increase in some deposit-related fees.

     In 1996 the Company had a loss on the sale of mortgage loans of $30,000 as compared to a gain of $22,000 in 1995. The loss in 1996 was due to an increase in interest rates in the secondary market (see discussion on "Mortgage Loans Held-for-Sale").

     Other income was $585,000 in 1996, an increase of $25,000 or 4.5% compared to $560,000 in 1995. Other income for 1994 was $487,000. These increases are the result of increases in miscellaneous non-deposit service fees.

Trust Department

     Revenue from the Bank's Trust Department operations was $696,000 in 1996, representing an increase of $60,000 or 9.4% over revenue of $636,000 in 1995. In comparison, the Trust Department revenue for 1995 increased by 4.1% or $25,000 over the 1994 revenue of $611,000. Trust assets are held by the Bank for its customers in a fiduciary or agency capacity, and thus, are not included in the financial statements of the Company. Trust Department assets were $209,144,000 and $173,435,000 at December 31, 1996 and 1995, respectively.

 Other Expenses

     Salaries and employee benefits represent a significant portion of non-interest expense. These expenses, amounting to $5,615,000, increased by $483,000 or 9.4% in 1996 compared to $5,132,000 in 1995. These expenses in 1995 amounted to an increase of 10.6% over the $4,640,000 reported in 1994. The increase in 1996 was primarily due to salary increases of approximately 4% and a full year's expense for the new branches added in 1995. Salary expense in 1995 increased due to normal salary increases of approximately 4% and staff additions related to the two new supermarket branches opened during the year.

     Occupancy and equipment expenses were $2,184,000 in 1996, which was a 9.7% or a $193,000 increase from $1,991,000 in 1995. The 1995 amount was 17.3% more than the 1994 occupancy and equipment expense of $1,698,000. Most of the increase in 1996 was related to a full year's expenses of the new branches opened in 1995 and some major maintenance work on other facilities. The additional occupancy and equipment expenses in 1994 are primarily due to the establishment of two new supermarket branches (Airport Road and Northampton Crossings), the purchase of the Pointe North branch and concurrent closing of the Park Plaza branch.

     Other operating expenses (such as litigation costs, deposit insurance premiums, data processing fees, legal, accounting, supplies, postage, telephone, advertising and publicity) in 1996 were $3,772,000, compared to $4,081,000 in 1995 and $3,746,000 in 1994. The decrease in 1996 of $309,000 or 7.6% was primarily due to a reduction in legal fees and Federal Deposit Insurance premiums offset in part by higher data processing, business development, auditing and supply expenses. The increase in 1995 of $335,000 or 8.9% was the result of higher legal fees, advertising, postage and data processing expenses, partially offset by lower Federal Deposit Insurance premiums. The Company's advertising costs are expensed as incurred. Advertising costs were $299,000, $294,000 and $228,000 for the years ended December 31, 1996, 1995 and 1994, respectively (see Notes A.14 and I of the "Notes to Consolidated Financial Statements").

Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 1996 and 1995. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements (see Notes A.2. and B of the "Notes to Consolidated Financial Statements").

     Held-to-maturity securities totaled $20,999,000 at December 31, 1996 and $20,054,000 at December 31, 1995. The Company has the intent and ability to hold these securities until maturity. The fair value of these securities was $21,124,000 and $20,188,000 at December 31, 1996 and 1995, respectively.

     The Company, at December 31, 1996 and 1995, did not hold any securities identified as derivatives in the form of Collateralized Mortgage Obligations
(CMOs),  Planned  Amortization  Class  (PAC),  Real Estate  Mortgage  Investment
Conducts (REMICs), Stripped-Mortgage-Backed Securities, interest rate swaps, futures or options. At December 31, 1996, the Company did hold $1,000,000 in various U. S. Agency Step-up or Multi Step-up securities. At December 31, 1995, the Company held $7,500,000 of Step-up securities ($5,000,000 in available-for-sale and $2,500,000 in held-to-maturity). These Step-up securities are direct obligations of U. S. Government Agencies that have a fixed coupon for an established time period with a call option at the end of that time period. The initial yield is higher than another security with the same end maturity but without the call/step-up feature. If the security is not called, it will step-up to a higher pre-determined coupon that may be below the current market yield at the time of the step-up. Management understands the characteristics of these securities and monitors their performance in comparison to U. S. Treasury securities. The Company held adjustable rate mortgage-backed securities issued by U. S. Government Agencies totaling $19,395,000 at December 31, 1996 ($15,554,000 in available-for-sale and $3,841,000 in held-to-maturity) and
$23,213,000  at  December  31,  1995  ($18,152,000  in  available-for-sale   and
$5,061,000 in held-to-maturity). The interest rates on most of these securities are tied to various indexes, are subject to various caps, and adjust annually. The Company also held fixed rate mortgage-backed securities issued by U. S. Government Agencies totaling $7,290,000 at December 31, 1996 ($4,578,000 in available-for-sale and $2,712,000 in held-to-maturity) and $9,762,000 at
December 31, 1995 ($6,375,000 in available-for-sale and $3,387,000 in held-to-maturity).

Securities Available-for-Sale

        The Company had $56,779,000 of securities available-for-sale at December 31, 1996, as compared to $59,049,000 at December 31, 1995. At December 31, 1996,
the net unrealized gain on these securities was $347,000, net of the tax effect of $179,000. There was a net unrealized gain of $520,000, net of the tax effect of $267,000 on the available-for-sale securities at December 31, 1995. The net unrealized gain or loss is included in shareholders' equity (see Notes A.2. and B of the "Notes to Consolidated Financial Statements").

     These securities are being held to meet the liquidity needs of the Company and to provide flexibility to support earnings in changing interest rate environments. The tax-free municipal securities in the available-for-sale category will also be used to assist in managing the Company's Federal Tax position. While management has the intent to hold available-for-sale securities on a long-term basis or to maturity, they may sell these securities under certain circumstances. Such occurrences could include, but are not limited to, meeting current liquidity needs, adjusting maturities or repricing periods to reduce interest rate risk, reducing Federal Income Tax liability, improving current or future interest income, adjusting risk-based capital position, changing portfolio concentrations, and providing funds for increased loan demand or deposit withdrawals. Upon the sale of an available-for-sale security, the actual gain or loss is included in income.

     During 1996, $19,842,000 of securities available-for-sale were sold, resulting in a total net gain of $308,000, which was recorded in income and includes net gains on equity securities held by First C. G. of $293,000. The securities sold were primarily U. S. Treasury, U. S. Agency, mortgage-backed and municipal bonds held by the Bank and equity securities held by First C. G. The sales by the Bank were executed to provide liquidity and improve future interest income. The sales of equity securities by First C. G. were made to diversify the equity portfolio. Securities purchased by the Company in 1996 totaled
$39,591,000. Included in these purchases were $18,400,000 in U. S. Agency fixed-rate bonds, $6,000,000 in U. S. Treasury bonds, $7,700,000 in municipal securities, $6,591,000 in U. S. Agency mortgage-backed bonds and other securities, and $900,000 in equity securities. The securities sold in 1995 totaling $11,177,000 were primarily U. S. Treasury bonds and equity securities held by First C. G. The 1995 sales resulted in net gains of $22,000 and were made to provide liquidity and to improve future interest income. Security purchases in 1995 amounted to $22,142,000 which were primarily U. S. Agency fixed-rate, U. S. Treasury bonds, municipal securities and U. S. Agency mortgage-backed bonds. In 1994, a net gain on security transactions of $97,000 was recorded on sales of $4,790,000.

Loan Portfolio

     At December 31, 1996, total loans (net of unearned discounts of $2,759,000 in 1996 and $3,829,000 in 1995) of $220,117,000 were $26,987,000, or 14% higher than the 1995 amount of $193,130,000. The growth in loans in 1996 was primarily the result of an increase of $11,720,000 or 9.6% in residential real estate loans, an increase of $1,185,000 or 4.3% in consumer loans and an increase of $5,964,000 or 120.3% in real estate construction loans. Total residential real estate loans were $134,013,000 at December 31, 1996 compared to $122,293,000 at December 31, 1995. Consumer loans totaled $28,870,000 and $27,685,000 at December 31, 1996 and 1995, respectively. At December 31, real estate construction loans were $10,923,000 in 1996 versus $4,959,000 in 1995. Also contributing to the growth in loans during 1996 were increases in commercial real estate loans of $4,105,000 or 11.6% to a total at December 31, 1996 of $39,421,000 as compared to the December 31, 1995 total of $35,316,000 and other commercial loans of $3,312,000 or 61.3% to $8,715,000 at December 31, 1996, as compared to $5,403,000 at December 31, 1995. These increases were partially offset by a decrease in municipal loans of $384,000 or 29.8%. The Company's primary geographic area for its lending activities includes Monroe, Northampton and Lehigh counties, Pennsylvania.

     Making loans to businesses and individuals entails risks to the Company, including ascertaining cash flows, evaluating the credit history, assets and liabilities of a potential borrower, and determining the value of the various types of collateral pledged as security. Lending involves determining risks, managing those risks and charging an appropriate interest rate to compensate for taking such risks, and to cover the cost of funds.

     The loan to deposit ratio was 82.2% at December 31, 1996, and 76.0% at December 31, 1995. Funds used by the increase in loans were provided primarily by the increase in deposits and borrowings. Additional information concerning loans is shown in Note C of the "Notes to Consolidated Financial Statements".

Mortgage Loans Held-for-Sale

     In 1996, management continued a program of selling most of its newly originated residential real estate loans in the secondary market. The purpose of this plan is to reduce the Company's interest rate risk and to provide funds to support a higher level of loan originations.

     The sales of residential real estate loans in the secondary market for 1996 amounted to $19,510,000. The amount of these loans originated in 1996 was $18,504,000, with the remaining $1,006,000 being originated in prior years and identified as held-for-sale at December 31, 1995. A net loss of $30,000 was recorded on these sales. In addition, $721,000 of residential real estate loans was identified as held-for-sale at December 31, 1996. All of these loans were originated during 1996. An unrealized loss of $10,000 on these loans is included in other operating expenses for 1996.

     In 1995, the Company originated $6,267,000 of residential real estate loans which were sold in the secondary market. In addition, during 1995, $69,000 of these loans that were originated in prior years were sold. Net gains of $22,000 were recognized on these sales in 1995. At December 31, 1995, $1,006,000 of residential real estate loans were identified as held-for-sale. Included in other operating expenses in 1995 is an unrealized loss of $4,000 on these loans. During 1994, the Company had net gains of $37,000 on the sale of $19,926,000 of residential real estate loans. The other operating expenses for 1994 include an unrealized loss of $1,000 on mortgage loans held-for-sale of $69,000 at year-end 1994.

     The Company intends to continue to originate residential real estate loans in 1997 and to sell most of the fixed-rate loans in the secondary market. The Company services all of its sold residential mortgage loans and plans to continue this practice.

     On January 1, 1996, the Company adopted the Financial Accounting Standards Board standard, SFAS No. 122, "Accounting for Mortgage Servicing Rights", which requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of SFAS No. 122 did not have a material effect on the Company's consolidated financial position or results of operation.

Non-Performing Loans

     The following discussion relates to the Bank's non-performing loans which consist of those on a non-accrual basis and accruing loans which are past due ninety days or more.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. The Company views these loans as non-accrual, but considers the principal to be substantially collectible because the loans are protected by adequate collateral or other resources. Interest on these loans is recognized only when received. The table "Non-Accrual Loans" on page 14 shows the balance and the effect on interest income of non-accrual loans for each of the periods indicated. There were $1,440,000 of loans on a non-accrual status at December 31, 1996. The decrease in non-accrual loans during 1996 of $741,000 resulted from the completion of collection efforts on certain loans and an improvement in the quality of commercial loans.

     The Company does not have any significant loans that qualify as "Troubled Debt Restructuring" as defined by SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructuring", at December 31, 1996 and 1995.

Non-Accrual Loans

(Dollars in Thousands)
 at December 31,               1996      1995      1994     1993       1992

Non-accrual loans on
  a cash basis               $1,440    $2,181    $1,724    $1,569     $1,395
                             ------    ------    ------    ------     ------
Non-accrual loans as a
  percentage of total loans     .65%     1.13%      .93%      .93%       .76%
                             ------    ------    ------    ------     ------
Interest which would have
  been recorded at
  original rate              $  210    $  214    $  168    $  134     $   87

Interest that was reflected
  in income                      40        44       ---       ---        ---
                             ------    ------    ------    ------     ------
Net impact on int income     $ (170)   $ (170)   $ (168)    $(134)    $  (87)


     Set forth below are the amounts of loans outstanding as of the end of each of the periods indicated that are 90 days and over past due and are on an accrual basis and are not included in the table above. Management continues to accrue interest on these loans since they are secured and in the process of collection and are expected to be eventually paid in full.

Accruing Loans Past Due 90 Days or More

(Dollars in Thousands)
 at December 31,                1996      1995      1994      1993      1992

Accruing loans past due
  90 days or more               $986    $1,115     $1,069     $672     $1,563

Accruing loans past due
 90 days or more as a
 percentage of total loans       .45%      .58%       .58%     .40%       .85%

     The Company measures impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, impairment may be measured based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

     The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

        Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment at December 31, 1996 and 1995 are as follows:

(Dollars in Thousands)
  at December 31,                         1996            1995

Principal amount of impaired loans       $1,149          $2,035
Accrued interest                            ---             ---
Deferred loan costs                           7               4
                                         ------          ------
                                          1,156           2,039
Less valuation allowance
  at December 31,                          (128)           (238)
                                         ------          ------
                                         $1,028          $1,801

     The activity in the allowance account for credit losses related to impaired loans is as follows:

(Dollars in Thousands)
 for the year ended                       1996            1995

Valuation allowance at January 1,         $238            $160
Provision for loan impairment              206             187
Direct charge-offs                        (325)           (126)
Recoveries                                   9              16
                                          ----            ----
Valuation allowance at December 31,       $128            $238

     Total cash collected on impaired loans during 1996 was $1,486,000, of which $1,446,000 was credited to the principal balance outstanding on such loans, and $40,000 was recognized as interest income.

     Total cash collected on impaired loans during 1995 was $182,000, of which $138,000 was credited to the principal balance outstanding on such loans and $44,000 was recognized as interest income. Interest that would have been accrued on impaired loans was $210,000 and $214,000 in 1996 and 1995, respectively. The valuation allowance for impaired loans of $128,000 at December 31, 1996 and $238,000 at December 31, 1995 is included in the "Allowance for Possible Loan Losses" which amounts to $2,532,000 and $2,443,000 at December 31, 1996 and 1995, respectively.

     Shown in the following table is the amount of "Other Real Estate Owned" as of the end of each of the periods indicated recorded as an asset on the Company's books as the result of the foreclosure of certain non-performing real estate loans.

OTHER REAL ESTATE OWNED

(Dollars in  Thousands)
 at December 31,                  1996     1995     1994     1993     1992

Other Real Estate Owned         $  595   $  364   $  373   $  738   $  124


Allowance and Provision
for Possible Loan Losses

     The allowance for possible loan losses constitutes the amount available to absorb estimated losses within the loan portfolio. As of December 31, 1996, the allowance for possible loan losses was $2,532,000 as compared to the December 31, 1995 amount of $2,443,000 and the December 31, 1994 amount of $2,187,000.
The allowance for possible loan losses as a percentage of total loans outstanding as of December 31, 1996 was 1.15%. This compares to 1.26% at the end of 1995 and 1.18% at the end of 1994. The increase in the allowance for possible loan losses of $89,000 was the result of management's review of loans outstanding (see discussion on "Loan Portfolio") and non-performing loans (the sum of non-accrual loans and accruing loans past due 90 days or more) of $2,426,000 as of December 31, 1996 as compared to $3,296,000 as of December 31, 1995 (see tables on "Non-Accrual Loans" and "Accruing Loans Past Due 90 Days or More"). Net charge-offs as detailed in the table "Allowance for Possible Loan Losses" were $581,000 in 1996 or $961,000 less than the 1995 amount of $1,542,000. Net loans charged-off in 1994 were $186,000. Net charge-offs returned to a historical level in 1996. These charge-offs were the result of losses on commercial and consumer loans. The increase in charge-offs in 1995 was primarily the result of a net loss of $1,264,000 (net of recoveries) due to the overdrafts of a customer and higher consumer loan losses. The ratio of net loan charge-offs to average loans outstanding was .28%, .81% and .10% in 1996, 1995 and 1994, respectively.

     The provision for loan losses for the year ended December 31, 1996 was $670,000 as compared to $1,798,000 for the year ended December 31, 1995, and $420,000 for the year ended December 31, 1994. The decrease in 1996 from 1995 was $1,128,000. The higher level in 1995 was principally the result of the increase in net charge-offs due to the overdraft loss. In 1995, the increase in the provision was $1,378,000 over 1994.

     The allowance for possible loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, diversification by industry, and the establishment of lending targets to various segments of the portfolio. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees. Management believes that these procedures provide adequate assurances against the adverse impact from any event or set of conditions, and that the level of the allowance for possible loan losses is sufficient to meet the present and potential risk characteristics of the loan portfolio, including the current level of non-performing and past-due loans.

     Management ranks loans or portions thereof which present unfavorable factors according to the degree of collectibility. Such analysis and examinations form the principal foundation on which management makes an ongoing evaluation as to the adequacy of the allowance for possible loan losses.


ALLOWANCE FOR POSSIBLE LOAN LOSSES

(Dollars in Thousands)
 For the Year Ended December 31,     1996     1995     1994     1993     1992

Allowance for Loan Losses
 at Beginning of Year            $  2,443 $  2,187 $  1,953 $  1,840  $  1,702
                                  -------- -------- -------- --------  -------
Loans Charged-Off by Category:
   Commercial                         365      161      259      392       600
   Real Estate - Construction          --       --       --       --        --
   Real Estate - Residential           31       --       35        3        72
   Consumer/Installment               271      319      144      348       337
   Other                               --    1,278       --       --        --
                                  -------- -------- -------- --------  -------
                                      667    1,758      438      743     1,009
                                  -------- -------- -------- --------  -------
Loans Recovered by Category:
   Commercial                          39      105      170       57        22
   Real Estate - Construction          --       --       --       --        --
   Real Estate - Residential           --       --       --       --        --
   Consumer/Installment                47       97       82       34         6
   Other                               --       14       --       --        --
                                  -------- -------- -------- --------  -------
                                       86      216      252       91        28
                                  -------- -------- -------- --------  -------
Net Loans Charged-Off                 581    1,542      186      652       981
                                  -------- -------- -------- --------  -------
Provision Charged to Expense          670    1,798      420      765     1,119
                                  -------- -------- -------- --------  -------

Allowance for Loan Losses
at End of Period                 $  2,532 $  2,443 $  2,187 $  1,953  $  1,840
                                 ======== ======== ======== ========  ========

Total Loans
   Average                       $206,378 $190,874 $178,624 $180,850  $177,842
   Year-End                      $220,117 $193,130 $185,215 $168,566  $183,232

Net Loans Charged Off to:
   Average Loans                      .28%     .81%     .10%     .36%      .55%
   Loans at Year-End                  .26%     .80%     .10%     .39%      .54%
   Allowance for Possible
    Loan Losses at Year-End         22.95%   63.12%    8.50%   33.38%    53.32%
   Provision for Possible
    Loan Losses                     86.72%   85.76%   44.29%   85.23%    87.67%

Allowance for Possible
 Loan Losses at Year-End to:
   Average Loans                     1.23%    1.28%    1.22%    1.08%     1.03%
   Loans at Year-End                 1.15%    1.26%    1.18%    1.16%     1.00%

Deposits

     Deposits are the primary source of the Company's funds. During 1996, deposits increased by $13,566,000 or 5.3% to a total of $267,668,000 at December 31, 1996, from a total of $254,102,000 at December 31, 1995. Average deposits for 1996 were $258,500,000, an increase of $11,563,000 or 4.7% over the average total deposits for 1995 of $246,937,000. Contributing to the increase in deposits was the strong growth of certificates of deposit as consumers responded to some special higher interest rates offered by the Bank and growth in non-interest bearing and interest-bearing checking deposits as a result of the introduction by the Bank in 1996 of Quality Checking(R) and Quality Checking Gold(R). Quality Checking(R) is a non-interest bearing account that provides a package of services, including common-carrier accidental death insurance, credit card protection and a discount travel book. Quality Checking Gold(R) is an interest-bearing account that provides all the benefits of Quality Checking(R) plus Travelers Advantage(R) and Shoppers Advantage(R) for a monthly fee of $6.00. The deposit growth in certificates of deposit and checking deposits was partially offset by declines in savings accounts, money market accounts and certificates of deposit over $100,000. The growth of deposits achieved by the Company and the banking industry in general is adversely affected by the flow of funds into mutual funds and other investment options.

     The Bank's time deposits, excluding certificates of deposit under $100,000, increased in 1996 with average balances of $103,221,000, which is $12,296,000 or 13.5% higher than the 1995 average balance of $90,925,000. Average certificates of deposit over $100,000 were $5,167,000 in 1996 as compared to $6,184,000 in 1995, a decline of $1,017,000 or 16.4%. The new Quality Checking(R) product accounted for most of the growth in non-interest bearing deposits in 1996. Non-interest bearing deposits averaged $27,826,000 in 1996 as compared to $23,782,000 in 1995, an increase of $4,044,000 or 17.0%. In addition, there was an increase in average interest-bearing demand deposits of $251,000 or 0.6% to $43,206,000 in 1996 from $42,955,000 in 1995. Offsetting some of this growth were declines in average savings and club deposits of $2,669,000 or 4.1% from an average balance of $65,452,000 in 1995 to an average balance of $62,783,000 in 1996, and declines in average money market deposits which averaged $16,297,000 in 1996 as compared to $17,639,000 in 1995, a decrease of $1,342,000 or 7.6%.

Short-Term Borrowings

     The Bank had securities sold under agreements to repurchase totaling $3,795,000 at December 31, 1996 and $6,096,000 at December 31, 1995. There were no other short-term borrowings at December 31, 1996. The Bank had short-term borrowings in the form of Federal Home Loan Bank borrowings of $7,000,000 at December 31, 1995. At December 31, 1996 and 1995, there were no borrowings in the form of Federal Funds purchased or Federal Reserve Bank discount borrowings. Additional information relating to short-term borrowings can be found in Note G of the "Notes to Consolidated Financial Statements".

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, short-term investment securities, and funds received from the repayment of loans and short-term borrowings. At year-end 1996, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $14,214,000, and securities maturing within one year totaled $2,858,000. At year-end 1995, cash and due from banks, Federal funds sold, and interest-bearing deposits with banks totaled $16,384,000, and securities maturing within one year were $4,955,000.

     The Bank is a member of the Federal Home Loan Bank of Pittsburgh, Pennsylvania. The Bank had interest-bearing deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $81,000 at December 31, 1996, and $538,000 at December 31, 1995. These deposits are included in interest-bearing deposits with banks on the Company's financial statements. As a result of this relationship, the Bank places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh in place of other banks. The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $12,148,000, all of which was available at December 31, 1996.

     The Bank had three long-term loans from the Federal Home Loan Bank of Pittsburgh totaling $18,000,000 at December 31, 1996. All of these loans were originated in 1996 with the proceeds used to fund the growth in residential real estate loans. The loans are for $5,000,000 due November, 1998, at a fixed rate of 5.96%, $8,000,000 due August, 2000, at a fixed rate of 5.89% until August, 1998, at which time the rate may be converted at the option of the lender to a variable rate at LIBOR plus 6 basis points; and $5,000,000 due December, 2001, at a fixed rate of 4.97% until March, 1997, at which time the rate may be converted at the option of the lender to a variable rate at LIBOR plus 8 basis points. If the lender elects to convert the loans to a variable rate, the Bank may prepay the loan in full at the time of conversion without a penalty. The Bank had no long-term loans from the Federal Home Loan Bank at December 31, 1995 (see Note H of the "Notes to Consolidated Financial Statements").

     Cash flows for the year ended December 31, 1996 consisted of Cash Used In Operating Activities of $1,746,000 and Cash Used In Investing Activities of $21,377,000, offset in part by Cash Provided by Financing Activities of $21,503,000; resulting in a net decrease in cash and cash equivalents of $1,620,000. The Cash Used In Operating Activities was comprised principally of mortgage loans originated for sale of $24,690,000 and net securities gains of $308,000, reduced by net income of $2,822,000, proceeds from the sale of mortgage loans of $19,509,000, a provision for possible loan losses of $670,000 and depreciation and amortization of $748,000. The Cash Used in Investing Activities was primarily for the purchase of $32,686,000 of available-for-sale securities, and $6,905,000 of held-to-maturity securities, a net increase in loans to customers of $22,614,000 and the purchase of $997,000 of premises and equipment. The Cash Provided by Financing Activities was comprised of additional long-term debt of $18,000,000 from the Federal Home Loan Bank (see discussion above), a net increase in certificates of deposit of $10,423,000 and a net increase in interest and non-interest bearing demand deposits of $3,143,000. The sale of common shares and treasury shares pursuant to the Dividend Reinvestment Plan resulted in proceeds of $354,000. Partially offsetting these increases were decreases in short-term borrowings of $7,000,000 and repurchase agreements of $2,301,000 and cash dividends paid of $1,011,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at December 31, 1996 was $26,805,000 as compared to $24,767,000 at December 31, 1995, an increase of $2,038,000 or 8.2%. This increase was primarily attributable to retained earnings and the sale of common shares pursuant to the Dividend Reinvestment Plan. At December 31, 1996, unrealized gains on securities available-for-sale, which are included in shareholders' equity, amounted to $347,000 (net of tax effect of $179,000). Included in shareholders' equity at December 31, 1995 was $520,000 (net of tax effect of $267,000) of unrealized losses on securities available-for-sale (see discussion on "Securities Available-for-Sale").

     On June 19, 1996, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on May 31, 1996. Fractional shares were paid in cash based on a per share price of $18.50. The Company also paid a 5% stock dividend on June 28, 1994 to shareholders of record June 6, 1994. The number of average shares and per share information in this report has been restated to reflect these 5% stock dividends.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. In 1996, 13,761 common shares were purchased pursuant to this Plan at an average price of $18.06 for total proceeds of $248,000. The shares purchased in 1996 were comprised of 10,191 new common shares at an average price of $18.10 for proceeds of $184,000 and 3,570 common shares from Treasury shares at an average price of $17.94 for proceeds of $64,000. In 1995, 16,352 new common shares were purchased from authorized and unissued shares at an average price of $15.23 per share for proceeds of $249,000.

     A Non-Employee Director Stock Option Plan was adopted by the Company in 1994. This plan provides for the awarding of stock options to the Company's non-employee directors. Pursuant to this plan, in 1996, options to purchase 1,102 shares of the Company's common stock at a price of $18.50 per share were granted to a certain non-employee director. Options totaling 2,204 shares were granted to non-employee directors under this plan in 1995 at a price of $15.00 per share. During 1996, options for 275 shares of the Company's common stock were exercised by a non-employee director at a price of $15.42 per share. There were no options exercised in 1995.

     The Company also has a Stock Option Plan that was originally adopted in 1986 and a 1996 Stock Option Plan that was adopted in 1996 which provide for the granting of options to acquire the Company's common stock to officers and key employees. There were no options granted under these Plans in 1996 and 1995. During 1996, options for 5,469 shares of the Company's common stock issued pursuant to the 1986 Plan were exercised at an average price of $18.64 per share. There were no options exercised in 1995.

     On January 1, 1996, the Company adopted the Financial Accounting Standards Board standard SFAS No. 123, "Accounting for Stock-Based Compensation", which allows an entity to use a fair-value based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the Standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The Company's employee stock option plan is accounted for under APB Opinion No.
25. The adoption of SFAS No. 123 had no material effect on the Company's consolidated financial position or results of operations. Additional information relating to the Company's Stock Option Plans can be found in Notes A.8. and N of the "Notes to Consolidated Financial Statements".

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Additional information relating to the Company's and Bank's capital requirements and capital ratios can be found in Note S of the "Notes to Consolidated Financial Statement".

Impact of Inflation and Changing Prices

     The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Another significant effect of inflation is on other expenses, which tend to rise during periods of general inflation.

     Management believes the most significant impact on financial results is the Company's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between interest-sensitive assets and liabilities in order to protect against wide interest-rate fluctuations.

 Accounting for the Impairment
 of Long-Lived Assets

     On January 1, 1996, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

Of", which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no material effect on the Company's consolidated financial position or results of operations.

Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities

     The Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets, and extinguishments of liabilitites occurring after December 31, 1996. Adoption of this new statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Quarterly Financial Data (Unaudited)

     The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to reflect retroactively the 5% stock dividend of May 1996.

QUARTERLY FINANCIAL DATA (Unaudited)

Dollars in Thousands,
except per share data                       Three Months Ended
      1996                      Dec. 31     Sept. 30     June 30     March 31

Interest  income                $6,000       $5,904      $5,652       $5,579
Net interest income              3,522        3,478       3,322        3,235
Provision for possible
 loan losses                       155          105         305          105
Net gain (loss) on sale
of securities and mortgages        (17)          18         145          132
Income before income taxes       1,151          980         970          857
Net income                      $  815       $  702      $  690       $  615
                                ======       ======      ======       ======
Net income per share of
 common stock                   $ 0.53       $ 0.46      $ 0.45       $ 0.41
                                ======       ======      ======       ======


      1995                      Dec. 31     Sept. 30     June 30     March 31

Interest  income                $5,602       $5,620      $5,433       $5,241
Net interest income              3,160        3,200       3,110        3,174
Provision (credit) for
 possible loan losses              100          100        (172)       1,770
Net gain (loss) on sale of
 securities and mortgages           20           25          18          (19)
Income before income taxes         908          949       1,116       (1,057)
Net income                      $  634       $  659      $  771      $  (663)
                                =======      ======      ======      =======
Net income per share of
 common stock                   $ 0.42       $ 0.44      $ 0.51      $ (0.44)
                                =======      ======      ======      =======

Item 7.         Financial Statements

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) At December 31,          1996            1995
ASSETS
  Cash and Due From Banks                   $  11,729        $  11,949
  Federal Funds Sold                            2,200            3,600
                                            ---------        ---------
    Total Cash and Cash Equivalents            13,929           15,549

  Interest-Bearing Deposits With Banks            285              835
  Investment Securities
    (Fair Value:  1996 - $21,124;
     1995- $20,188)                            20,999           20,054
  Securities Available-for-Sale at Fair Value  56,779           59,049
  Mortgage Loans Held-for-Sale                    721            1,006
  Total Loans, Net of Unearned Discount       220,117          193,130
  Less:  Allowance for Possible Loan Losses    (2,532)          (2,443)
                                            ---------        ---------
  Net Loans                                   217,585          190,687
  Premises and Equipment                        7,030            6,763
  Accrued Interest Income                       2,020            1,878
  Other Real Estate Owned                         595              364
  Other Assets                                  2,409            2,329
                                            ---------        ---------
    TOTAL  ASSETS                           $ 322,352        $ 298,514
                                            =========         ========
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits           $  31,450        $  26,690
    Interest-Bearing Deposits
     (Includes Certificates of Deposit
      in Excess of $100:  1996 - $4,920;
      1995 - $6,623)                          236,218          227,412
                                            ---------        ---------
  Total Deposits                              267,668          254,102

  Securities Sold Under Agreements
   to Repurchase                                3,795            6,096
  Short-Term Borrowings                            --            7,000
  Long-Term Debt                               18,512              643
  Accrued Interest Payable                      3,205            3,425
  Other Liabilities                             2,367            2,481
                                            ---------        ---------
    TOTAL LIABILITIES                         295,547          273,747
                                            ---------        ---------
SHAREHOLDERS' EQUITY
 Preferred Stock, Par Value $5.00 a share          --               --
   Authorized - 500,000 shares, none issued

 Common Stock, Par Value $5.00 a share
   Authorized: 10,000,000 shares
   Issued:  1,560,634 shares in 1996
    and 1,471,000 shares in 1995                7,803            7,355
 Additional Paid-in Capital                     9,212            7,968
 Retained Earnings                              9,975            9,567
 Less Treasury Stock at Cost:  861 shares
  in 1996 and none in 1995                        (20)              --
 Employee Stock Ownership Plan Debt              (512)            (643)
 Net Unrealized Gain on Securities
  Available-for-Sale                              347              520
                                            ---------        ---------
    TOTAL SHAREHOLDERS' EQUITY                 26,805           24,767
                                            ---------        ---------
    TOTAL LIAB AND SHAREHOLDERS' EQUITY     $ 322,352         $298,514
                                            =========         ========

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands,
except per share data)
For the Year Ended December 31,               1996        1995        1994
INTEREST INCOME
    Interest and Fees on Loans             $ 18,052    $ 16,896     $ 14,984
    Interest on Investment Securities
      Taxable                                 4,386       4,477        3,439
      Tax-Exempt                                617         384          348
    Interest on Other Investments
      Deposits with Banks                        78         133          158
      Federal Funds Sold                          2           6           57
                                             ------      ------       ------
        Total Interest Income                23,135      21,896       18,986
                                             ------      ------       ------
INTEREST EXPENSE
    Interest on Deposits                      8,622       8,332        6,853
    Interest on Short-Term Borrowings           636         684          169
    Interest on Long-Term Debt                  320         236          130
                                             ------      ------       ------
        Total Interest Expense                9,578       9,252        7,152
                                             ------      ------       ------
NET INTEREST INCOME                          13,557      12,644       11,834
    Provision for Possible Loan Losses          670       1,798          420
                                             ------      ------       ------
    Net Interest Income After Provision
        for Possible Loan Losses             12,887      10,846       11,414
                                             ------      ------       ------
OTHER INCOME
    Trust Revenue                               696         636          611
    Service Charges on Deposit Accounts       1,083       1,034          798
    Investment Securities Gains, Net            308          22           97
    Gains (Loss) on Sale of Mortgage Loans      (30)         22           37
    Other Operating Income                      585         560          487
                                             ------      ------       ------
       Total Other Income                     2,642       2,274        2,030
                                             ------      ------       ------
OTHER EXPENSES
    Salaries and Employee Benefits            5,615       5,132        4,640
    Net Occupancy and Equipment Expense       2,184       1,991        1,698
    Other Operating Expenses                  3,772       4,081        3,746
                                             ------      ------       ------
        Total Other Expenses                 11,571      11,204       10,084
                                             ------      ------       ------
Income Before Income Taxes                    3,958       1,916        3,360
Applicable Income Taxes                       1,136         515        1,018
                                             ------      ------       ------
NET INCOME                                  $ 2,822     $ 1,401      $ 2,342
                                           ========    ========     ========
PER SHARE DATA
    Net Income                              $  1.85     $  0.93      $  1.58
    Cash Dividends                             0.67        0.65         0.63

    Average Shares Outstanding          1,527,819   1,504,391    1,481,598

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)
                                                            Unreal.
                                                            Net Gain
                           Add.                            (Loss) on
                Common   Paid-In Retained Treas.  ESOP     Sec. Avail
                 Stock   Capital Earnings Stock   Debt      for Sale   Total
Balance at
 Jan 1, 1994   $ 6,861   $ 6,708  $ 8,991 $     $ (906)     $  340    $21,994
   1994

Net Income                          2,342                               2,342
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (14,401
 shares)            72       171                                          243
Cash
 Dividends
 Paid                                (936)                               (936)
Stock
 Dividend
 of 5%
 (68,793
 shares)           344       912   (1,256)                                ---
Cash in
 Lieu of
 Fractional
 Shares                                (3)                                 (3)
ESOP Loan
 Pmnt                                              131                    131
Unall ESOP
 Shares
 Committed
 to
 Employees
 (4,724
 shares)                       3                                            3
Unreal Net
 Loss on
 Sec Avail-
 for-Sale                                                   (1,374)    (1,374)
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1994    7,277     7,794    9,138   ---   (775)     (1,034)    22,400

   1995

Net Income                          1,401                               1,401
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (15,573
 shares)            78       171                                          249
Cash Div Paid                       (972)                                (972)
ESOP Loan
 Pmnt                                              132                    132
Unall ESOP
 Shares
 Committed
 to
 Employees
 (4,724
 shares)                       3                                            3
Unreal Net
 Gain on
 Sec Avail-
 for-Sale                                                    1,554      1,554
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1995    7,355     7,968   9,567    ---   (643)        520     24,767

   1996

Net Income                         2,822                                2,822
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (10,191
 shares)            51       133                                          184
Sale of
 Common
 Stock
 under
 Stock
 Option
 Plan (5,731
 shares)            28        78                                          106
Purchase of
 Treasury
 Stock
(4,431)
 shares)                                   (102)                         (102)
Sale of
 Treas Stock
 under
 Dividend
 Reinv Plan
(3,570
 shares)                     (18)            82                            64
Cash
 Dividends
 Paid                             (1,011)                              (1,011)
Stock
 Dividend
 of 5%
 (73,712
 shares)           369     1,032  (1,401)                                 ---
Cash in
 Lieu of
 Fractional
 Shares                               (2)                                  (2)
ESOP Loan
 Pmnt                                              131                    131
Unall ESOP
 Shares
 Committed
 to
 Employees
 (5,636
 shares)                      19                                           19
Unreal Net
 Gain on
 Sec Avail-
 for-Sale                                                     (173)      (173)
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1996  $ 7,803   $ 9,212  $ 9,975 $ (20)$ (512)      $  347    $26,805

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) For the Year Ended Dec 31,  1996      1995       1994
OPERATING ACTIVITIES
   Net Income                                   $  2,822  $  1,401  $  2,342
   Adjustments to Reconcile Net Income to
    Net Cash Provided by (Used in)
    Operating Activities:
       Provision for Possible Loan Losses            670     1,798       420
       Depreciation and Amortization                 748       624       458
       Amortization of Security Discounts           (130)     (152)      (98)
       Amortization of Security Premiums             179       186       261
       Deferred Taxes                                (99)     (156)        3
       Amortization of Deferred Fees on Loans       (110)       48      (238)
       Investment Securities Gains, Net             (308)      (22)      (97)
       Loss (Gain) on Sale of Mortgage Loans          30       (22)      (37)
       Mortgage Loans Originated for Sale        (24,690)   (7,273)   (4,548)
       Mortgage Loan Sales                        19,509     6,336    19,926
       Release of ESOP Shares                         20         3       ---
       Changes in Assets and Liabilities:
           Increase in Accrued Interest Income      (142)     (130)     (354)
           Increase (Decrease) in Accrued
            Interest Payable                        (220)      743      (292)
           Decrease (Increase) in Other Assets         1        75      (154)
           Increase (Decrease) in Other
            Liabilities                              (26)      381      (156)
                                                --------  --------   -------
Net Cash Provided by (Used in)
 Operating Activities                             (1,746)    3,840    17,436
                                                --------  --------   -------
INVESTING ACTIVITIES
   Proceeds from Maturities of Securities
    Available-for-Sale                            15,401    11,055     8,453
   Proceeds from Maturities of Securities
    Held-to-Maturity                               5,671     3,284     4,760
   Proceeds from Sales of Securities
    Available-for-Sale                            19,842    11,177     4,790
   Purchase of Securities Available-for-Sale     (32,686)  (19,306)  (23,963)
   Purchase of Securities Held-to-Maturity        (6,905)   (2,836)  (14,396)
   Net (Increase) Decrease in Interest
    Bearing Deposits With Banks                      550      (434)      245
   Net Increase in Loans                         (22,614)   (9,937)  (17,235)
   Purchase of Premises and Equipment               (997)   (1,508)   (1,446)
   Proceeds from Sale of Other
    Real Estate Owned                                361       463     1,092
                                                --------  --------   -------
Net Cash Used in Investing Activities            (21,377)   (8,042)  (37,700)
                                                --------  --------   -------
FINANCING ACTIVITIES
   Net (Decrease) Increase in Interest
    and Non-Interest Bearing Demand Deposits
    and Savings Accounts                           3,143   (12,555)    8,538
   Net Increase in Certificates of Deposit        10,423    19,125     3,429
   Net Increase (Decrease) in Long-Term Debt      18,000       (87)     (338)
   Net Increase (Decrease) in
    Repurchase Agreements                         (2,301)   (2,931)    4,316
   Net Increase (Decrease) in
    Short-Term Borrowings                         (7,000)    6,250       750
   Proceeds from Issuance of Common Stock            290       252       246
   Purchase of Treasury Stock                       (102)      ---       ---
   Proceeds from Sale of Treasury Stock               64       ---       ---
   Cash Dividends Paid                            (1,011)     (972)     (936)
   Cash in Lieu of Fractional Shares                  (3)      ---        (3)
                                                --------  --------   -------
Net Cash Provided by Financing Activities         21,503     9,082    16,002
                                                --------  --------   -------
Increase (Decrease) in Cash and
 Cash Equivalents                                 (1,620)    4,880    (4,262)
Cash and Cash Equivalents, January 1,             15,549    10,669    14,931
                                                --------  --------   -------
Cash and Cash Equivalents, December 31,         $ 13,929  $ 15,549   $10,669
                                                ========  ========   =======

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables are in thousands)

December 31, 1996 and 1995

NOTE A - SUMMARY OF ACCOUNTING POLICIES

First Colonial Group, Inc. (the Company) is a one bank holding company of Nazareth National Bank and Trust Company (the Bank). The Bank is an independent community bank providing retail and commercial banking services through its twelve offices in Northampton, Lehigh, and Monroe counties in northeastern Pennsylvania.

The Bank competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time deposits and for various types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

The Company and the Bank are subject to regulations of certain state and federal agencies, and accordingly, they are periodically examined by those regulatory agencies. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and federal legislation and regulation which may have the effect of increasing the cost of doing business.

1.  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and First C. G. Company, Inc. All significant inter-company balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods. Therefore, actual results could differ significantly from those estimates.

 2.  Investment Securities

     As required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies debt and marketable equity securities in three categories: trading, available-for-sale and held-to-maturity. Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company does not have any securities classified as trading securities. Available-for-sale securities are measured at fair value, with unrealized gains and losses, net of tax effect, reported in equity. Held-to-maturity securities are carried at amortized cost, and the Company has the positive intent and ability to hold such securities until maturity. The Company's classification of its investment securities into these categories is detailed in "Note B Investment Securities".

     Investment securities held-to-maturity are principally debt securities and are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using the interest method over the period to maturity.

     Gains or  losses  on  disposition  are  based on the net  proceeds  and the
adjusted   carrying   amount  of  the  securities   sold,   using  the  specific
identification method.

3.  Mortgages Held-for-Sale

     Mortgage loans held-for-sale are carried at the lower of aggregate cost or fair value. Unrealized losses are included in other operating expenses. Realized gains and losses from mortgage loan sales are included in total other income. Interest and fee income earned during the holding period are included in interest and fees on loans. On January 1, 1996, the Company adopted the Financial Accounting Standards Board standard, (SFAS) No. 122, "Accounting for Mortgage Servicing Rights", which requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of SFAS No. 122 did not have a material effect on the Company's consolidated financial position or results of operations.

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

     As required by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" . The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that, as a practical expedient, impairment may be measured based on the observable market price of a loan, or the fair value of the collateral if the loan is collateral dependent. The Company measures impairment based on the fair value of the collateral when it determines that foreclosure is probable (see Note E).

 5.  Loan Fees and Related Costs

     Certain   origination   and  commitment   fees,  and  certain  direct  loan
origination costs are deferred and amortized over the contractual life of the related loans. This results in an adjustment of the yield on the related loan.

 6. Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of buildings and land improvements is computed principally on the straight-line method, and for equipment, principally on an accelerated method, over the estimated useful lives of the assets.

 7.  Income Taxes

     The Company, in accordance with SFAS No. 109, "Accounting for Income Taxes", computes the tax expense using the liability method where deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, loan origination fees, provision for possible loan losses, unrealized gains and deferred expenses.

 8.  Stock Option Plans

     Under Stock Option Plans, options to acquire shares of common stock are granted to certain officers and directors.

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows an entity to use a fair value-based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the Standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's Employee Stock Option Plans are accounted for under APB Opinion No. 25. The adoption of SFAS No. 123 had no material effect on the Company's consolidated financial position or results of operations (see Note N).

9.  Employee Benefit Plans

     The Company has established an Employee Stock Ownership Plan (ESOP) covering eligible employees with one year of service as defined by the ESOP. Effective January 1, 1994, the Company adopted new accounting for its ESOP in accordance with Statement of Position (SOP) 93-6, "Employer's Accounting for Employee Stock Ownership Plans", issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (AICPA) in November 1993. The adoption of SOP 93-6 was applied to shares acquired by the ESOP after December 31, 1992, which did not have a material effect on the Company's financial statements. For issuances of stock to the ESOP after December 15, 1989, but prior to December 31, 1992, the shares allocated method is used to recognize expense in the Company's financial statements. For issuances of stock prior to December 15, 1989, the Company will continue the cash contribution method of recognizing expense to the extent that it exceeds the cumulative expense that would be recognized under the shares allocated method (see Note K).

     Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. The Company contributes $.50 for each $1.00 up to the first 5% that each employee contributes. The Company also has an executive compensation plan which provides additional death, medical and retirement benefits to certain officers (see Note L).

     The Company has a deferred compensation plan involving the Directors of the Company. This plan provides defined annual payments for 15 years beginning at age 65 or death in exchange for the Directors deferring the payment of a portion of their fees (see Note L).

     The Company records the cost of post-retirement medical benefits on the accrual basis as employees render service to earn the benefits and records a liability for the unfunded accumulated post-retirement benefit obligation. The transition obligation, representing the unfunded and unrecognized accumulated past-service benefit obligation for all plan participants, will be amortized on a straight-line basis over a 20-year period (see Note M).

10.  Trust Assets and Revenue

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

11.  Per Share Information

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Average common shares outstanding in 1996, 1995 and 1994 include issued shares less 26,688, 30,587 and 36,558, respectively, of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP in 1994 is due to the Company's adoption of SOP 93-6 (see Note A.8.). Prior to 1994, unallocated shares held by the ESOP were included in weighted average number of common shares.

     The potential dilutive effect from the exercise of stock options is not material.

     Share and per share information have been restated to reflect the 5% stock dividends of May 1996 and June 1994.

12.  Statement of Cash Flows

     The Company considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

     Cash paid for interest was $9,798,000,  $8,509,000 and $7,444,000,  for the
years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for taxes was $1,353,000 in 1996, $440,000 in 1995, $845,000 in 1994.

13.  Financial Instruments

     The estimated fair value as of December 31, 1996 and 1995 of the Company's assets and liabilities considered to be financial instruments, which consist primarily of securities, loans and deposits as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are provided in Note U.

14.   Contributions

     In 1996, the Company adopted SFAS No. 116, "Accounting for Contributions Received and Made". This statement requires that unconditional promises to make contributions be recognized as expenses in the period the promise is made. The present value of contribution commitments was $18,000 and $38,000 at December 31, 1996 and 1995, respectively. These amounts were included in the Company's total contribution expense of $51,000 and $142,000 for 1996 and 1995, respectively.

15.  Advertising Costs

     The AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 93-7, "Reporting on Advertising Costs", which requires disclosures regarding an entity's advertising activities. The Company's advertising costs are expensed as incurred. Advertising costs were $299,000, $294,000 and $228,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

16.  Intangibles

     On January 1, 1996, the Company adopted the Financial Accounting Standards Board (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which provides guidance on when to recognize and how to measure impairment losses on long-lived assets and certain intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no material effect on the Company's consolidated financial position or results of operations.

17.  Transfer and Servicing of Assets and Extinguishments of Liabilities

     The Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguish ments of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets, and extinguishments of liabilities occurring after December 31, 1996. Adoption of this new statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

18.  Stock Dividends

     The Company reduced retained earnings and increased additional paid-in-capital for the year ended December 31, 1994 to charge retained earnings for the stock dividends paid at the fair value of additional shares issued which were previously recorded at par value.

19.  Reclassifications

     Certain   reclassifications   have  been  made  to   conform  to  the  1996
presentation.

NOTE B - INVESTMENT SECURITIES

     The Company classifies debt and marketable equity securities in three categories: trading, available-for-sale and held-to-maturity as required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 1996, 1995 and 1994. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported, net of tax, as a component in equity. Held-to-maturity securities are carried at amortized cost.

     In 1995, the Financial Accounting Standards Board (FASB) issued a special report "A Guide to Implementation of SFAS No. 115". In this guide, the FASB stated it was permitting a one-time opportunity to reassess the appropriateness of the designation of securities. The guide provided that any resulting reclassification must occur between November 15, 1995 and December 31, 1995. The Company completed this reassessment and reclassified $15,134,000 of securities from held-to-maturity to available-for-sale effective December 19, 1995.

     Available-for-sale securities had unrealized holding gains of $347,000 (net of the tax effect of $179,000) in 1996 and unrealized holding gains of $520,000 (net of the tax effect of $267,000) in 1995. At December 31, the equity securities in the available-for-sale category include Federal Reserve Bank stock in the amount of $239,000 in 1996 and $220,000 in 1995, and Federal Home Loan Bank stock in the amount of $1,659,000 in 1996 and $1,660,000 in 1995 which are carried at cost.

     The amortized cost, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity securities at December 31, 1996 and 1995 are summarized as follows:

                                                     1996
Available-for-Sale Securities                  Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                     $ 7,020   $    37       $     3     $ 7,054
U. S. Government Agency             14,272        16           127      14,161
State and Political Subdivisions    11,808       121            65      11,864
Mortgage-Backed Securities          19,131       155           141      19,145
Other Debt Securities                  796         4            --         800
Equity Securities                    3,226       529            --       3,755
                                   -------   -------       -------     -------
     Total                         $56,253   $   862       $   336     $56,779


                                                     1995
Available-for-Sale Securities                  Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                     $ 7,002   $    69       $    21     $ 7,050
U. S. Government Agency             17,066       129            36      17,159
State and Political Subdivisions     6,638        66            15       6,689
Mortgage-Backed Securities          24,529       270           110      24,689
Other Debt Securities                  300         7            --         307
Equity Securities                    2,727       429             1       3,155
                                   -------   -------       -------     -------
     Total                         $58,262   $   970       $   183     $59,049


                                                     1996
Held-to-Maturity Securities                    Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                     $   999   $     4       $    --     $ 1,003
U. S. Government Agency             10,229        38            24      10,243
State and Political Subdivisions     3,217        46             2       3,261
Mortgage-Backed Securities           6,554        85            22       6,617
                                   -------   -------       -------     -------
     Total                         $20,999   $   173       $    48     $21,124


                                                     1995
Held-to-Maturity Securities         Gross      Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                     $ 2,997        14       $     4     $ 3,007
U. S. Government Agency              6,524        44            29       6,539
State and Political Subdivisions     2,086        36             4       2,118
Mortgage-Backed Securities           8,447        98            21       8,524
                                   -------   -------       -------     -------
     Total                         $20,054   $   192       $    58     $20,188

     The following table lists the maturities of debt securities at December 31, 1996 and 1995, classified as available-for-sale and held-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Debt Securities                   1996

                                    Available-        Held-to-Maturity
                                     for-Sale             Carrying
                                    Fair Value             Value
Debt Securities
  Due in one year or less           $    904             $  1,954
  Due after one year
   through five years                 10,878                3,475
  Due after five years
   through ten years                  11,213                7,566
  Due after ten years                 10,884                1,450
                                    --------            ---------
                                      33,879               14,445
Mortgage-backed securities            19,145                6,554
Equity securities                      3,755                 ---
                                    --------            ---------
Total investments                   $ 56,779            $  20,999

Maturities of Debt Securities                   1995

                                    Available-        Held-to-Maturity
                                     for-Sale             Carrying
                                    Fair Value             Value
Debt Securities
  Due in one year or less           $  2,874             $  1,999
  Due after one year
   through five years                 15,974                4,201
  Due after five years
   through ten years                   7,170                4,947
  Due after ten years                  5,187                  460
                                    --------            ---------
                                      31,205               11,607
Mortgage-backed securities            24,689                8,447
Equity securities                      3,155                 ---
                                    --------            ---------
Total investments                   $ 59,049            $  20,054

     Investment securities with a carrying amount of $7,994,000 and $14,043,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. There were no securities held other than U. S. Treasury or U.
S. Agencies from a single issuer which represented more than 10% of shareholders' equity. Proceeds from sales of investments in debt and equity securities during 1996, 1995 and 1994 were $19,842,000, $11,177,000 and
$4,790,000, respectively. Gross gains of $418,000 and gross losses of $110,000 were realized on those sales in 1996. Gross gains of $93,000 and gross losses of $71,000 were realized on the sales in 1995. In 1994, gross realized gains were $108,000 and gross realized losses were $11,000.

NOTE C - LOANS

     Major classifications of loans at December 31, 1996 and 1995 are as follows:

                                       1996              1995
Real Estate/Residential            $ 134,013         $ 122,293
Real Estate/Construction              10,923             4,959
Real Estate/Commercial                39,421            35,316
Consumer/Installment                  28,870            27,685
Commercial (Non-Real Estate)
  and Agricultural                     8,715             5,403
State and Political Subdivisions         906             1,290
Other                                     28                13
                                   ---------         ---------
  Total Gross Loans                  222,876           196,959
      Less Unearned Discount          (2,759)           (3,829)
                                   ---------         ---------
  Total Loans                      $ 220,117         $ 193,130

     Included in total gross loans are unamortized loan fees totaling $395,000 at December 31, 1996 and $229,000 at December 31, 1995. There were loans totaling $1,440,000 on which the accrual of interest has been discontinued or reduced at December 31, 1996. During 1996, an average of $1,979,000 of loans were on non-accrual status. Non-accrual loans at December 31, 1995 amounted to $2,181,000 and averaged $1,893,000 during 1995. Loans 90 days and over past due and still accruing totaled $1,283,000 at December 31, 1996 and $1,115,000 at December 31, 1995.

NOTE D - ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Transactions in the allowance for possible loan losses were as follows:


Year Ended December 31,                 1996       1995       1994
Beginning Balance                     $ 2,443    $ 2,187    $ 1,953

Additions
  Provisions for loan losses
    charged to operating expenses         670      1,798        420
  Recoveries of loans                      86        216        252
                                      -------    -------    -------
      Total Additions                   3,199      2,014        672
  Deductions
    Loans charged-off                    (667)    (1,758)      (438)
                                      -------    -------    -------
  Ending Balance                      $ 2,532    $ 2,443    $ 2,187

NOTE E - IMPAIRED LOANS

     The recorded investment in impaired loans and the valuation for credit losses related to loan impairment are as follows:

At December 31,                                    1996       1995
Principal amount of impaired loans               $ 1,149    $ 2,035
Deferred loan costs                                    7          4
                                                 -------    -------
                                                   1,156      2,039
Less valuation allowance                            (128)      (238)
                                                 -------    -------
                                                 $ 1,028    $ 1,801

     On January 1, 1995, a valuation for credit losses related to impaired loans was established as a part of the allowance for possible loan losses. The activity in this allowance account is as follows:

Year ended December 31,                1996     1995
Valuation allowance at January 1,     $ 238    $ 160
Provision for loan impairment           206      187
Direct charge-offs                     (325)    (125)
Recoveries                                9       16
                                      -----    -----
Valuation allowance at December 31,   $ 128    $ 238

     During 1996, total cash collected on impaired loans was $1,486,000, of which $1,446,000 was credited to the principal balance outstanding and $40,000 was recognized as interest income.

     Total cash collected on impaired loans during 1995 was $182,000, of which $138,000 was credited to the principal balance outstanding on such loans and $44,000 was recognized as interest income. Interest that would have been accrued on impaired loans during 1996 and 1995 was $210,000 and $214,000, respectively. The valuation allowance for impaired loans at December 31, 1996 and 1995 is included in the "Allowance for Possible Loan Losses" which amounts to $2,532,000 and $2,443,000 at December 31, 1996 and 1995, respectively.

NOTE F - PREMISES AND EQUIPMENT

     Major classifications of these assets at December 31, 1996 and 1995 are summarized as follows:

                                       1996        1995
  Land                             $    939    $    939
  Premises                            6,855       6,512
  Equipment                           4,337       3,707
                                   --------    --------
                                     12,131      11,158
  Accumulated depreciation
        and amortization             (5,101)     (4,395)
                                   --------    --------
 Total Premises and Equipment      $  7,030    $  6,763

     Depreciation and amortization expense amounted to $748,000, $624,000 and $458,000 in 1996, 1995 and 1994, respectively.

NOTE G - SHORT-TERM BORROWINGS

FEDERAL RESERVE DISCOUNT BORROWINGS

Year Ended December 31,                            1996       1995       1994
Balance outstanding at December 31,             $    --    $    --     $   --
Maximum amount outstanding at
  any month-end during the year                 $    --    $    --     $   --
Average amount outstanding
  during the year                               $    10    $    --     $   59
Average interest rate during
  the year                                         5.12%        --%      3.19%


FEDERAL HOME LOAN BANK BORROWINGS
  Year Ended December 31,                          1996       1995        1994
Balance outstanding at December 31,             $    --    $  7,000     $  750
Maximum amount outstanding at any
   month-end during the year                    $ 10,000   $ 11,000     $  750
Average amount outstanding
  during the year                               $  3,400   $  6,109     $  118
Average interest rate during
  the year                                          5.51%      6.34%      5.19%

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $12,148,000, all of which was available at December 31, 1996

     There were no short-term borrowings in the form of Federal Funds purchased at December 31, 1996, 1995 and 1994

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Year Ended December 31,                          1996       1995        1994
Balance outstanding at December 31,            $  3,795    $  6,096   $  9,027
Maximum amount outstanding at any
   month-end during the year                    $ 7,087    $ 12,332   $ 12,347
Average amount outstanding
  during the year                               $ 4,740    $  9,298   $  6,428
Average interest rate during
  the year                                         3.14%       3.72%      2.51%

NOTE H - LONG-TERM DEBT

     The Company had long-term borrowings from the Federal Home Loan Bank of Pittsburgh totaling $18,000,000 at December 31, 1996. These loans will mature in two to six years. The weighted average interest rate on these loans was 5.65% at December 31, 1996. The Company also has an obligation as a party to the Employee Stock Ownership Plan debt, which is discussed in Note K. The principal payments due on the Company's debt at December 31, 1996 are as follows:

                            ESOP Debt       FHLB Debt       Total Debt
      1997                  $   121         $     --         $    121
      1998                       65            5,000            5,065
      1999                       65               --               65
      2000                       65            8,000            8,065
      2001                       65            5,000            5,065
      2002 and beyond           131               --              131
                            -------         --------         --------
      Total                 $   512         $ 18,000         $ 18,512

NOTE I - OTHER OPERATING EXPENSES

     The following items which are greater than 1% of the aggregate of "Total Interest Income" and "Total Other Income" are included in "Other Operating Expenses" for the respective years indicated

                                                   1996      1995      1994
Data Processing Services                          $ 594     $ 515     $ 361
Litigation Costs and Consulting and Legal Fees    $ 416     $ 681     $ 470
Printing, Stationery and Supplies                 $ 343     $ 299     $ 303
Advertising                                       $ 299     $ 294     $ 228
Postage                                           $ 247     $ 258     $ 226
Loan Collection                                   $ 223     $ 201     $ 258
Federal Deposit Insurance Premium                 $   2     $ 288     $ 536

NOTE J - INCOME TAXES

     The Company uses the liability method of accounting for income taxes

     Applicable income tax expense (benefit) in the consolidated statements of income is as follows:

Year Ended December 31,               1996          1995          1994
Federal
    Current                         $ 1,235       $   671       $ 1,015
    Deferred (benefit)                   99          (156)            3
                                    -------       -------       -------
    Total                           $ 1,136       $   515       $ 1,018

     The income tax provision reconciled to the tax computed statutory federal rate is as follows:

Year Ended December 31,               1996          1995          1994
Federal tax expense
  at statutory rate                 $ 1,346       $   651       $ 1,142
Increase (decrease)
  in taxes resulting from:
    Tax-exempt investment
      securities income                (195)         (124)         (112)
    Tax-exempt interest
      on loans                          (18)          (19)          (17)
  Other, net                              3             7             5
                                    -------       -------       -------
  Applicable Income Taxes           $ 1,136       $   515       $ 1,018

     Deferred tax assets and liabilities consist of the following:

At December 31,                                     1996          1995
Deferred Tax Assets:
   Loan Loss Reserve                              $   561       $   540
   Deferred Compensation                              433           502
   Post-Retirement Benefits                            51            --
   Deferred Loan Fees                                  84            81
   Depreciation                                        21            --
   Other                                               40            --
                                                  -------       -------
      Total                                         1,190         1,123
Deferred Tax Liability:
   Depreciation of Property
      and Equipment                                    --            19
   Unrealized Securities Gains                         28           302
   Other                                                6            13
                                                  -------       -------
      Total                                            34           334
                                                  =======       =======
Net                                               $   976       $   789

     Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided

NOTE K- EMPLOYEE STOCK OWNERSHIP PLAN

     The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees.

     In 1985, the ESOP borrowed $350,000 from a bank payable over twelve years. The interest rate on this loan is 87.5% of that bank's prime rate plus 1/4% (for an interest rate of 7.47% at December 31, 1996 and 7.69% at December 31, 1995). In 1987, the ESOP borrowed $385,000 from a commercial bank. The loan is payable over ten years, with interest and principal due quarterly. The loan bears interest at a current interest rate of 92% of prime (for an interest rate of 7.59% at December 31, 1996 and 7.82% at December 31, 1995). The ESOP borrowed an additional $650,000 in August 1993 from a commercial bank. This loan is payable over ten years, with interest and principal due quarterly. The loan bears interest at a current interest rate of prime plus 1.25% (for an interest rate of 9.50% at December 31, 1996 and 9.75% at December 31, 1995). The ESOP's total outstanding debt at December 31, 1996 and 1995 was $512,000 and $643,000, respectively. These obligations have been recorded as a liability on the books of the Company and are collateralized by stock of the Bank.

     Interest expense represents the actual interest paid by the ESOP. The interest incurred on ESOP debt was $52,000, $67,000 and $69,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Compensation expense related to the ESOP amounted to $229,000, $178,000 and $153,000 for the years ended December 31, 1996, 1995 and 1994, respectively. As provided by SOP 93-6 (see Note A.8.), the ESOP compensation expense includes $18,000 in 1996 and $3,000 in 1995 and 1994, which is the fair market value of the shares related to the August 1993 loan that were allocated to the employees during these years. The number of shares released was 5,637 in 1996, 4,724 in 1995 and 4,724 in 1994.

     Dividends on unallocated shares used for debt service were $38,000, $37,000 and $42,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The total shares held by the ESOP were 203,282 and 205,255 at December 31, 1996 and 1995, respectively. ESOP shares have been restated to reflect the 5% stock dividend of May 1996.

NOTE L - OTHER BENEFIT PLANS

     Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. A participating employee may contribute a maximum of 8% of his or her compensation. The Company will contribute $.50 for each $1.00 up to the first 5% that each employee contributes. Company payments are charged to current operating expenses. These contributions were $71,000, $55,000 and $57,000 in 1996, 1995 and 1994, respectively.

     The Company also has an executive compensation plan (the "Officers' Supplemental Retirement Plan") which provides additional death, medical and retirement benefits to certain officers.

     The Company has a deferred compensation plan (the "Deferred Directors' Plan") involving Directors of the Company. The plan requires defined annual payments for 15 years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. The Company has recorded the deferred compensation liabilities using the present value method.

     The following table sets forth the funded status of the Officers' Supplemental Retirement Plan and the Deferred Directors' Plan and the amounts recognized in the Company's balance sheets at December 31, 1996 and 1995

Actuarial present value of benefit obligations is as follows:

                                              Officers'        Deferred
                                            Supplemental       Directors'
                                          Retirement Plan         Plan

at December 31,                            1996     1995     1996     1995
Accumulated benefit obligation, all of
 which is vested                          $  47    $  64    $ 495    $ 498

Projected benefit obligation
  for service rendered to date            $(200)   $(221)   $(495)   $(498)
Plan assets at fair value                    --       --       --       --
                                          -----    -----    -----    -----
Projected benefit obligation
  in excess of plan assets                 (200)    (221)    (495)    (498)
Unrecognized net (gain) loss from past
  experience different from that
  assumed and effects of changes
  in assumptions                           (207)    (165)       6        6
Prior service cost not yet recognized
  in net periodic pension cost               --       --       --       --
Unrecognized net assets at December 31,
  being recognized over 15 years             (5)      (6)      --       --
Adjustment to recognize
  additional minimum liability               --       --       (6)      (6)
                                          -----    -----    -----    -----
Accrued Pension Cost                      $(412)   $(392)   $(495)   $(498)

     The weighted average assumed discount rate and weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 6.0%, respectively, in 1996; 7.0% and 6.0%, respectively, in 1995; and 7.75% and 6.0%, respectively, in 1994. The weighted average expected long-term rate of return on assets was 8% for 1996, 1995 and 1994 for the Officers' Supplemental Retirement Plan and 9.0% in each of those years for the Deferred Directors' Plan

Net pension cost included the following components:
                                              Officers'        Deferred
                                            Supplemental       Directors'
                                          Retirement Plan         Plan

at December 31,                         1996   1995   1994   1996   1995  1994
Service cost - benefits
  earned during the period             $  15  $  14  $  33  $  --  $  -- $  --
Interest cost on projected
  benefit obligation                      15     15     20     36     36    35
Net amortization and deferral            (10)   (11)    (1)    --     --    --
                                        ----   ----   ----   ----   ----  ----
Net Periodic Pension Cost               $ 20   $ 18   $ 52   $ 36   $ 36  $ 35

NOTE M - POST-RETIREMENT BENEFIT

     The Company sponsors a post-retirement plan that covers a certain number of retired employees and a limited group of current employees. This plan provides medical insurance benefits to a group of previously qualified retirees and spouses and to current full-time employees who were 60 years of age or older on January 1, 1992 and who retire from the Company after attaining age 65 and are fully vested in the ESOP at the time of retirement. This plan is currently unfunded

     As permitted by SFAS No. 106, the Company elected to delay the recognition of the transition obligation by aggregating $308,000, which arose from adopting SFAS No. 106, and amortize this amount on a straight-line basis over 20 years. This election is recorded in the financial statements as a component of net periodic post-retirement benefit cost

     The Company has determined the actuarially computed expense associated with this benefit for 1996, 1995 and 1994. The components of the net periodic post-retirement benefit cost for the years ended December 31 were as follows:


Year Ended December 31,                                1996     1995     1994
Service cost - benefits earned during the period      $  --    $   5    $   5
Interest cost on accumulated benefit obligation          15       25       21
Amortization of transition obligation                     8       15       15
                                                      -----    -----    -----
Net periodic post-retirement benefit cost             $  23    $  45    $  41

     The assumptions used to develop the net periodic post-retirement benefit cost and the accrued post-retirement benefit cost were as follows:

                                                       1996     1995     1994
Discount rate                                          7.00%    7.00%    7.75%
Medical care cost trend rate                          11.00%   12.00%   13.00%

     The medical care cost trend rate used in the actuarial computation ultimately is reduced to 7.0% in the year 2000 and subsequent years. This was accomplished using 1.0% decrements for the years 1993 through 2000.

        The table of actuarially computed plan assets and benefit obligations for the Company is presented below:

At December 31,                                           1996       1995
Accumulated post-retirement benefit obligation:
     Retirees                                          $  181      $  303
     Active, eligible employees                            36          --
     Active, not-yet-eligible employees                    --          53
                                                       ------      ------
Accumulated post-retirement benefit obligation            217         356
Plan assets at fair value                                  --          --
Accumulated benefit obligation in excess of
 plan assets                                              217         356
Unrecognized transition obligation                       (247)       (262)
Unrecognized net gain (loss)                               92         (37
                                                       ------      ------
Accrued post-retirement benefit cost                    $  62      $   57

     At December 31, 1996, $151,000 of the accrued post-retirement benefit cost is included in "Total Other Liabilities". The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would have been to increase the net periodic post-retirement benefit cost by $18,000 and the accrued post-retirement benefit cost by $1,000

     Health care benefits are provided to certain retired employees The cost of providing these benefits was approximately $22,000, $28,000 and $25,000 in 1996, 1995 and 1994, respectively. The cost is accrued over the service periods of employees expected to receive benefits. Past-service costs are being amortized principally over 30 years

NOTE N - STOCK OPTIONS

     The Company adopted a Stock Option Plan in 1996 that was similar to the Stock Option Plan established in 1986. Under the Stock Option Plans, options to acquire shares of common stock may be granted to the officers and key employees The Stock Option Plans provide for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plans may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from date of grant. No options were granted under these Plan in 1996. The aggregate number of shares which may be issued under these plans are 274,006 shares of common stock

     In 1994, a Non-Employee Directors Stock Option Plan was adopted. This Plan provides for the awarding of stock options to the Company's Directors Pursuant to this Plan, on May 1, 1994, each non-employee director of the Company was automatically granted an option to purchase 1,102 shares of the Company's common stock at the fair market value of the Company's common stock of $15.42 per share. The Pan additionally provides that any non-employee director who is first elected by the shareholders as a director of the Company or any subsidiary after May 1, 1994, shall, as of that date of such election, automatically be granted an option to purchase 1,102 shares of the Company's common stock. In addition, on the fifth anniversary of the initial option grant, persons who continue to be non-officer directors shall each be granted additional options to purchase 1,102 shares of the Company's common stock. The aggregate number of shares which may be issued under the Non-Employee Director Stock Option Plan is 22,050 shares of common stock

     Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below

Year Ended December 31,                              1996          1995

Net Income                         As reported     $ 2,822       $ 1,401
                                   Pro forma       $ 2,814       $ 1,385

Primary earnings per share         As reported     $  1.85       $  0.93
                                   Pro forma       $  1.85       $  0.92

Fully diluted earnings per share   As reported     $  1.85       $  0.93
                                   Pro forma       $  1.84       $  0.92

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.1% and 3.8%; expected volatility of 39.5% and 54.3%; risk-free interest rates of 7.0% and 7.2% for 1996 and 1995, respectively; and expected lives of 10 years.

     A summary of the status of the Company's Employee Stock Option Plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below. The number of shares and price per share has been restated to reflect the 5% stock dividend of May 1996

EMPLOYEE STOCK OPTION PLAN

Year Ended December 31,                 1996                     1995
                                            Weighted                 Weighted
                                             Average                  Average
                                            Excercise                Excercise
                                  Shares      Price        Shares      Price
Outstanding at beginning of year  16,975    $  17.25       16,975     $ 17.25
Granted                            None          ---        None          ---
Exercised                          5,469       18.64        None          ---
                                  ------    --------       ------     -------
Outstanding at end of year        11,506    $  16.58       16,975     $ 17.25

Options exercisable at year-end    8,489                   14,973
Weighted average fair value of
   options granted during the year   N/A                      N/A

The following information applies to options outstanding at December 31, 1996:

EMPLOYEE STOCK OPTION PLAN

Number outstanding                                 11,506
Range of exercise prices                      $15.95  to  $17.28
Weighted-average exercise price                    $16.58
Weighted-average remaining contractual life      4.67 years

A summary of the status of the Company's Non-Employee Director Stock Option Plan as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below. The number of shares and price per share has been restated to reflect the 5% stock dividend of May 1996.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

Year Ended December 31,                 1996                    1995
                                            Weighted                 Weighted
                                             Average                  Average
                                            Excercise                Excercise
                                  Shares      Price        Shares      Price
Outstanding at beginning of year   9,922    $  15.33        8,820     $ 15.42
Granted                            1,102       18.50        2,204       15.00
Exercised                            275       15.42        None          ---
Expired                              827       15.42        1,102       15.42
                                   -----    --------        -----     -------
Outstanding at end of year         9,922    $  15.67        9,922    $  15.33

Options exercisable at year-end    3,858                    1,929
Weighted average fair value of
   options granted during the year          $  18.50                 $  15.00

The following information applies to options outstanding at December 31, 1996:

NON EMPLOYEE DIRECTOR STOCK OPTION PLAN

Number outstanding                                    9,922
Range of exercise prices                        $15.00 to $18.50
Weighted-average exercise price                      $15.67
Weighted-average remaining contractual life        7.44 years

NOTE O - COMMITMENTS AND CONTINGENCIES

     The Company has non-cancellable operating lease agreements in excess of one year with respect to various buildings and equipment. The minimum annual rental commitments at December 31, 1996 are payable as follows:

                                  Operating Leases
                                1997             $  411
                                1998                372
                                1999                364
                                2000                378
                                2001                397
                                2002 and beyond   2,316
                                                 ------
                                  Total          $4,238

     The total rental expense was $530,000,  $594,000 and $543,000 in 1996, 1995 and 1994, respectively

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     The contract or notional amounts as of December 31, 1996 are as follows:

       Financial instruments whose contract amounts represent credit risk:

        Commitments to extend credit    $15,744
        Standby letters of credit       $ 4,899

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation.

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

     When deemed necessary, collateral held by the Bank for financial instruments varies, but may include personal or commercial real estate, accounts receivable, inventory, equipment, certificates of deposit or marketable securities. The extent of collateral held for any one financial instrument ranges up to 100%. The average collateral held on financial instruments was 84.4% as of December 31, 1996.

NOTE Q - CONCENTRATIONS OF CREDIT RISK

     The Bank grants commercial, real estate and installment loans to customers primarily in Northampton, Monroe and Lehigh Counties, Pennsylvania Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of Northampton, Monroe and Lehigh Counties

     At December 31, 1996, the Bank had residential real estate loans outstanding totaling $134,013,000, which is 60.9% of total loans. The Bank also had loans outstanding at December 31, 1996 to various residential apartment building owners totaling $8,368,000, which is 21.2% of the Bank's total real estate commercial loans

NOTE R - RELATED PARTY TRANSACTIONS

     The amount of loans by the Company to its directors and executive officers was approximately $3,087,000 and $2,788,000 at December 31, 1996 and 1995, respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers

        An analysis of the 1996 activity of these loans follows:

Balance, January 1, 1996                   $ 2,788
        New loans                              558
        Repayments                            (259)
                                           -------
Balance, December 31, 1996                 $ 3,087

NOTE S - REGULATORY MATTERS

     The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1996, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $2,071,000.

     The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of December 31, 1996, the Company and the Bank met all capital adequacy requirements to which they were subject.

     The following tables provide a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

CAPITAL RATIOS

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 1996        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $28,596   15.20%   $15,046   8.00%     N/A
  Bank                      $25,591   13.59%   $15,065   8.00%  $18,831  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $26,243   13.95%   $ 7,522   4.00      N/A
  Bank                      $22,435   11.91%   $ 7,532   4.00%  $11,299   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $26,243   8.35%    $12,578   4.00%     N/A
  Bank                      $22,435   7.20%    $12,456   4.00%  $15,570   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1995        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $26,060  15.86%    $13,142   8.00%     N/A
  Bank                      $22,308  13.66%    $13,061   8.00%  $16,327  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $24,014  14.62%    $ 6,571   4.00%     N/A
  Bank                      $20,262  12.41%    $ 6,531   4.00%  $ 9,796   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $24,014   8.20%    $11,719   4.00%     N/A
    Bank                    $20,262   6.80%    $11,915   4.00%  $14,895   5.00%

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

     Restrictions on cash and due from bank accounts are placed upon the banking subsidiary by the Federal Reserve Bank. Certain amounts of reserve balances are required to be on hand or on deposit at the Federal Reserve Bank based upon deposit levels and other factors. The average and year-end amount of the reserve balance for 1996 was approximately $3,585,000 and $3,857,000, respectively. For 1995, the average reserve balance was $2,990,000 and the year-end amount was $3,285,000.

NOTE T - EQUITY TRANSACTIONS

     On June 19, 1996, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on May 31, 1996. The number of shares and earnings per share as stated in the following discussion of the shares issued under the Dividend Reinvestment and Stock Purchase Plan have been restated to reflect this 5% stock dividend.

     A Dividend Reinvestment and Stock Purchase Plan was established in 1988. The Plan provides the holders of common stock with a method to invest their cash dividends and voluntary cash payments of not less than $100 or more than $1,000 per quarter in additional shares of the Company's common stock. Under this plan, shares are sold, in general, at a discounted price of 5% below the average of the high bid and asked price for the Company's common stock on the trading day immediately preceding the investment date. In 1996, 13,761 common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $18.06 per share for total proceeds of $248,000. The shares purchased in 1996 were comprised of 10,191 new common shares at an average price of $18.10 for proceeds of $184,000 and 3,510 shares from Treasury shares at an average price of $17.94 for proceeds of $64,000. In 1995, 16,352 common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $15.23 for proceeds of $249,000.

NOTE U - FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments (other than available-for-sale) to maturity and to not engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

     Fair values have been estimated using data which management considered the best available, as generally provided in the Company's FRY-9C Regulatory Reports, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies and resulting fair values, and recorded carrying amounts at December 31, 1996 and 1995 were as follows:

     Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices

                                         1996                     1995
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value   Amount
Cash and cash equivalents        $  13,929 $  13,929      $  15,549 $  15,549
Investment securities               21,124    20,999         20,188    20,054
Securities available-for-sale       56,779    56,779         59,049    59,049
Mortgage loans held-for-sale           721       721          1,006     1,006

     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities

                                         1996                     1995
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value   Amount
Assets:
 Interest-bearing deposits
  with banks                     $     285 $     285       $    835  $    835
Liabilities:
 Deposits with stated
  maturities                       117,400   117,485        106,532   106,939
 Securities sold under
  agreements to repurchase           3,795     3,795          6,096     6,096
 Short-term borrowings                  --        --          6,992     7,000
 Long-term debt                     17,994    18,512            643       643

     Fair value of financial instrument liabilities with no stated maturities have been estimated to equal the carrying amount (the amount payable on demand)

                                         1996                     1995
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value    Amount
Deposits with no
 stated maturities               $ 150,268 $ 150,268      $ 147,163   $147,163

     The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the approximate current market rates adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors

                                         1996                     1995
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value    Amount
Total loans                      $219,180   $220,117      $195,162   $193,130

     There is no material difference between the carrying amount and the estimated fair value of off-balance-sheet items totaling $20,643,000 at December 31, 1996 and $12,627,000 at December 31, 1995 which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding

     The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107

NOTE V - FIRST COLONIAL GROUP, INC. (PARENT COMPANY ONLY)


Condensed Balance Sheets
   December 31,                            1996            1995
ASSETS
      Cash and Due from Banks            $    16         $    56
      Interest-Bearing Deposits
        with Banks                           656             290
      Loan to Banking Subsidiary           1,000           1,600
      Investment in Banking Subsidiary    22,633          20,717
      Investment in Other Subsidiary       3,073           2,811
      Other Assets                            12               2
                                         -------         -------
         TOTAL ASSETS                    $27,390         $25,476

LIABILITIES
      Long-Term Debt                     $   512         $   643
      Other Liabilities                       73              66
                                         -------         -------
         TOTAL LIABILITIES                   585             709

SHAREHOLDERS' EQUITY                      26,805          24,767
                                         -------         -------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY               $27,390         $25,476

Condensed Statement of Income
   For the Year Ended December 31,             1996       1995      1994
INCOME
    Dividends from Subsidiaries             $ 1,111    $   829   $   990
    Interest on Loan to Subsidiary              114        149       122
    Interest on Deposits with Banks              12          5         6
                                            -------    -------   -------
      Total Income                            1,237        983     1,118
                                            -------    -------   -------
EXPENSES
    Interest on Long-Term Debt                   52         67        83
    Other Expenses                              105         77        90
                                            -------    -------   -------
      Total Expenses                            157        144       173
                                            -------    -------   -------
    Income Before Taxes and
    Equity in Undistributed Net
        Earnings of Subsidiaries              1,080        839       945
    Federal Income Tax (Credit)                 (11)         3       (13)
                                            -------    -------   -------
    Income Before Equity in Undistributed
        Net Earnings of Subsidiaries          1,091        836       958
    Equity in Undistributed Net Earnings
        of Subsidiaries                       1,731        565     1,384
                                            -------    -------   -------

      NET INCOME                            $ 2,822    $ 1,401   $ 2,342


Condensed Statement of Cash Flows
    For The Year Ended December 31,                  1996     1995     1994
OPERATING ACTIVITIES
 Net Income                                        $ 2,822  $ 1,401  $ 2,342
 Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
   Distribution in Excess of Undistributed
    Net Earnings of Subsidiaries                    (1,731)    (565)  (1,384)
   Changes in Assets and Liabilities:
    (Increase) Decrease in Interest-Bearing
     Deposits with Banks                              (366)     (94)      26
    (Increase) Decrease  in Other Assets               (10)      40      (18)
     Increase (Decrease) in Other Liabilities            7       (7)     (17)
                                                   -------  -------  -------
NET CASH PROVIDED BY OPERATING ACTIVITIES              722      775      949
                                                   -------  -------  -------
INVESTING ACTIVITIES
 Repayment of Note from Bank Subsidiary              1,600       --       --
 Issuance of Note Receivable to Bank Subsidiary     (1,000)      --       --
 Capital contribution to Bank Subsidiary              (600)      --       --
                                                   -------  -------  -------
NET CASH PROVIDED BY INVESTING ACTIVITIES               --       --       --
                                                   -------  -------  -------
FINANCING ACTIVITIES
 Repayment of Long-Term Debt                            --      (87)    (338)
 Purchase of Treasury Stock                           (102)      --       --
 Proceeds from the Sale of Treasury Stock               64       --       --
 Proceeds from Issuance of Common Stock                290      252      246
 Cash Dividends Paid                                (1,011)    (972)    (936)
 Cash in Lieu of Fractional Shares                      (3)      --       (3)
                                                   -------  -------  -------
NET CASH USED IN FINANCING ACTIVITIES                 (762)    (807)  (1,031)
                                                   -------  -------  -------
Decrease in Cash and Cash Equivalents                  (40)     (32)     (82)
Cash and Cash Equivalents, January 1,                   56       88      170
                                                   -------  -------  -------
Cash and Cash Equivalents, December 31,            $    16  $    56  $    88
                                                   -------  -------  -------

                              INVESTOR INFORMATION


First Colonial Group, Inc.
76 South Main Street
Nazareth, PA   18064

ANNUAL SHAREHOLDERS' MEETING

The annual shareholders' meeting will be held on Thursday, May 1, 1997 at 9 a.m. at the Bethlehem Holiday Inn, Routes 22 and 512, Bethlehem, Pennsylvania 18017.

REGISTRAR AND TRANSFER AGENT

The registrar and transfer agent is Nazareth National Bank and Trust Company. Shareholders seeking assistance with stock registration, lost stock certificates or dividend information should contact Maria A. Keller at the following address or by telephone at (610) 746-7317.

                Nazareth National Bank
                Trust Department
                76 S. Main Street
                Nazareth, PA   18064

STOCK INFORMATION

First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 1996, there were 782 shareholders of record.

The declaration and payment of dividends is at the sole discretion of the Board of Directors, and their amount depends upon the earnings, financial condition, and capital needs of the Company and the Bank and certain other factors including restrictions arising from Federal banking laws and regulations (see "Note S- Regulatory Matters" in the "Notes to Consolidated Financial Statements") and a certain loan agreement (see "Note H - Long-Term Debt" in the "Notes to Consolidated Financial Statements").

The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price in December 1996 was $22.00 and in December 1995 was $17.14. Stock prices and dividends per share have been restated to reflect the 5% stock dividend of May 1996 (see "Note T Equity Transactions" in the "Notes to Consolidated Financial Statements").

1995                     High            Low         Cash Dividends
                                                        Declared
     First Quarter     $16.43          $15.00         $ 0.1619
     Second Quarter     16.19           13.70           0.1619
     Third Quarter      17.38           15.00           0.1619
     Fourth Quarter     18.10           16.43           0.1619
                                                      --------
     TOTAL                                            $ 0.6476

1996
     First Quarter     $18.81          $17.14         $ 0.1619
     Second Quarter     19.05           17.14           0.1700
     Third Quarter      19.00           18.00           0.1700
     Fourth Quarter     23.00           18.00           0.1700
                                                      --------
     TOTAL                                            $ 0.6719

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Shareholders may participate in the Dividend Reinvestment and Stock Purchase Plan. The plan provides that additional shares of common stock may be purchased with reinvested cash dividends and with voluntary cash payments at a 5% discount from market. A description of the plan and additional information may be obtained by writing to:

                Nazareth National Bank
                Trust Department
                76 S. Main Street
                Nazareth, PA   18064

INVESTMENT CONSIDERATIONS

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the information contained in this Annual Report and certain investment considerations and other information described in the Company's Form 10-KSB for the year ended December 31, 1996.

FORM 10-KSB

Shareholders, analysts and others seeking a copy of Form 10-KSB without charge (except for exhibits) or additional financial information about First Colonial Group, Inc. should send a written request to:

                Reid L. Heeren, Vice President
                First Colonial Group, Inc.
                76 S. Main Street
                Nazareth, PA   18064

MARKET MAKERS

The following investment brokerage houses currently make a market in First Colonial Group, Inc. common stock: F. J. Morrissey & Co., Inc.; Gruntal & Co., Inc.; Hopper, Soliday & Co., Inc.; Ryan, Beck & Co.; and Wheat First Securities, Inc.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

     The information contained under the captions "Election Of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's 1997 Proxy Statement and "Executive Officers of the Registrant" in Appendix A to Part I of this Form 10-KSB is incorporated herein by reference therefrom.

Item 10.Executive Compensation

     The information contained under the caption "Executive Compensation" in the Company's 1997 Proxy Statement is incorporated herein by reference therefrom.

Item 11.Security Ownership of Certain Beneficial Owners and Management

     The  information   contained  under  the  caption  "Voting  Securities  and
Principal Holders Thereof" in the Company's 1997 Proxy Statement is incorporated herein by reference therefrom.

Item 12.Certain Relationships and Related Transactions

     The information contained under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference therefrom.

PART IV

Item 13.Exhibits and Reports on Form 8-K

(a)     Documents Filed as Part of this Report:

1.      Financial  Statements:  The Consolidated  Financial  Statements  of  the
        Company and the Report of Independent Certified Public Accountants thereon, as listed below, have been filed under "Item 7, Financial Statements".

                Report of Independent Certified Public Accountants

                Consolidated Balance Sheets for the Years Ended
                        12/31/96 and 12/31/95

                Consolidated Statements of Income for the Years Ended
                        12/31/96, 12/31/95 and 12/31/94

                Consolidated Statement of Changes in Shareholders' Equity for the Years Ended 12/31/96, 12/31/95 and 12/31/94

                Consolidated Statements of Cash Flows for the Years Ended
                        12/31/96, 12/31/95 and 12/31/94

                Notes to Consolidated Financial Statements

2. Exhibits:

Number          Title                                                Page No.

3.1   (7)   Restated Articles of Incorporation of the Company, as
            amended.

3.2   (7)   Bylaws of the Company, as amended.

4.1   (1)   Specimen Common Stock Certificate of the Company.

*10.1 (1)   Deferred Compensation Plan for Directors.

10.2        Intentionally omitted.

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

*10.8 (8)   Restated Optional Deferred Salary Plan (401(k)).

*10.9(10)   1994 Stock Option Plan for Non-Employee Directors, as amended

*10.10(9)   Severance areeement dated July 19, 1994 by and
            between the Bank and S. Eric Beattie

*10.11(9)   Severance agreement dated July 19, 1994 by and
            between the Bank and Reid L. Heeren

Number          Title                                               Page No.

*10.12(9)   Severance agreement dated July 19, 1994 by and
            between the Bank and Arthur Williams

*10.13(9)   Severance dated July 19, 1994 by and between the
            Bank and Gerald E. Kemmerer

*10.14(10)  Amendment No. 1 dated September 27, 1994 to the
            Bank's Employee Stock Ownership Plan

*10.15(10)  Amendment No. 1 dated September 22, 1994 to the
            Optional Deferred Salary Plan (401K)

*10.16(11)  Amendment Number 1 to the 1994 Stock Option
            Plan for Non-Employee Directors

*10.1(11)   1996 Employee Stock Option Plan

11.1        Computation of Earnings per Share

21.1  (3)   Subsidiaries of the Company.

23.1        Consent of Accountants.

27.1        Financial Data Schedule


     * Represents a Management Contract or Compensatory Plan, Contract or Arrangement.

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

     (6) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 1991.

     (7) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-64816), as filed on June 22, 1993.

     (8) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1993.

     (9) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB (File No. 0-11526) for the quarter ended June 30, 1994.

     (10) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1994.

     (11) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1995.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1996.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST COLONIAL GROUP, INC.

Dated:  March 20, 1997                    By:  /s/  S. Eric Beattie
                                               S. ERIC BEATTIE, President
                                               and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ John J. Schlamp
        JOHN J. SCHLAMP
        Chairman of the Board
        and Director
        March 20, 1997

By:     /s/  S. Eric Beattie
        S. ERIC BEATTIE
        President, Chief Executive Officer
        and Director (Principal Executive Officer)
        March 20, 1997

By:     /s/  Reid L. Heeren
        REID L. HEEREN
        Senior Vice President and Treasurer
        (Principal Financial Officer and
        Principal Accounting Officer)
        March 20, 1997

By:     /s/  Robert J. Bergren
        ROBERT J. BERGREN
        Director
        March 20, 1997

By:     /s/  Paul A. Lentz
        PAUL A. LENTZ
        Director
        March 20, 1997

By:     /s/  Gordon Mowrer
        GORDON MOWRER
        Director
        March 20, 1997

By:     /s/ Daniel B. Mulholland
        DANIEL B. MULHOLLAND
        Director
        March 20, 1997

By:     /s/ Robert C. Nagel
        ROBERT C. NAGEL
        Director
        March 20, 1997

By:     /s/ Charles J. Peischl
        CHARLES J. PEISCHL, ESQUIRE
        Director
        March 20, 1997

By:     /s/ Richard Stevens
        RICHARD STEVENS
        Director
        March 20, 1997

By:     /s/ Maria Zumas Thulin
        MARIA ZUMAS THULIN
        Director
        March 20, 1997