Form 10QSB
period 1997-03-31
FIRST COLONIAL GROUP INC
filed 1997-05-09
CIK 714719

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                      ------------------------------------

(Mark One)

  [  x  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       or
  [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE  ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No. 0-11526

                           FIRST COLONIAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          PENNSYLVANIA                                    23-2228154
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

   76 S. MAIN ST., NAZARETH, PA                              18064
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

        YES     X            NO   _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,562,673 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON MARCH 31, 1997.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES


                                     INDEX


PART I - FINANCIAL INFORMATION                              PAGE NO.

     ITEM 1  -  Financial Statements

        Consolidated Balance Sheet                             2
        Consolidated Statement of Income                       3
        Consolidated Statement of Cash Flows                   4
        Notes to Consolidated Financial Statements             5


     ITEM 2  -  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                     8


PART II  -  OTHER INFORMATION

     ITEM 5  -  Other Information                             16
     ITEM 6  -  Exhibits and Reports on Form 8-K              16


SIGNATURES                                                    17

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

ASSETS                                                 March 31       Dec. 31
                                                         1997           1996
                                                       --------       --------
Cash and Due From Banks                               $  10,832      $  11,729
Federal Funds Sold                                           --          2,200
                                                       --------       --------
  Total Cash and Cash Equivalents                        10,832         13,929
Interest-Bearing Deposits With Banks                        142            285
Investment Securities Held-to-Maturity                   21,585         20,999
  (Fair Value:  Mar. 31, 1997 - $21,541;
   Dec. 31, 1996 -  $21,124)
Securities Available-for-Sale at Fair Value              63,325         56,779
Mortgage Loans Held-for-Sale                              1,435            721

Loans, Net of Unearned Discount                         224,153        220,117
  LESS:  Allowance for Possible Loan Losses              (2,537)        (2,532)
                                                       --------       --------
    Net Loans                                           221,616        217,585
Premises and Equipment                                    7,210          7,030
Accrued Interest Income                                   2,451          2,020
Other Real Estate Owned                                     670            595
Other Assets                                              2,876          2,409
                                                       --------       --------
    TOTAL ASSETS                                      $ 332,142      $ 322,352
                                                       ========       ========
LIABILITIES
 Deposits
  Non-Interest Bearing Deposits                       $  31,547      $  31,450
  Interest-Bearing Deposits                             243,157        236,218
                                                       --------       --------
    Total Deposits                                      274,704        267,668
 Securities Sold Under Agreements to Repurchase           3,113          3,795
 Short-Term Borrowing                                     3,330             --
 Long-Term Debt                                          18,458         18,512
 Accrued Interest Payable                                 3,071          3,205
 Other Liabilities                                        2,473          2,367
                                                       --------       --------
    TOTAL LIABILITIES                                   305,149        295,347
                                                       --------       --------
SHAREHOLDERS' EQUITY
 Preferred Stock, Par Value $5.00 a share                    --             --
  Authorized - 500,000 shares, none issued
 Common Stock, Par Value $5.00 a share                    7,813          7,803
  Authorized - 10,000,000 shares
  Issued --     1,562,673 shares at Mar.1997
  and 1,560,634 shares at Dec. 31, 1996
 Additional Paid in Capital                               9,247          9,212
 Retained Earnings                                       10,403          9,975
 Less Treasury Stock at Cost                                 --            (20)
 Employee Stock Ownership Plan Debt                        (458)          (512)
 Net Unrealized Gain (Loss) on Securities
   Available-for-Sale                                       (12)           347
                                                       --------       --------
Total Shareholders' Equity                               26,993         26,805
                                                       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $332,142       $322,352
                                                       ========       ========

See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                     Mar. 31,      Mar. 31,
                                                      1997          1996
                                                   ---------      ---------
INTEREST INCOME:
     Interest and Fees on Loans                     $  4,718       $  4,313
     Interest on Investment Securities
        Taxable                                        1,104          1,110
        Tax-Exempt                                       190            123
     Interest on Other Investments
        Deposits With Banks                               17             31
        Federal Funds Sold                                 1              2
                                                   ---------      ---------
           Total Interest Income                       6,030          5,579
                                                   ---------      ---------
INTEREST EXPENSE:
     Interest on Deposits                              2,213          2,177
     Interest on Repurchase Agreements                    34             29
     Interest on Short-Term Borrowing                     35            108
     Interest on Long-Term Debt                          275             30
                                                   ---------      ---------
           Total Interest Expense                      2,557          2,344
                                                   ---------      ---------
NET INTEREST INCOME                                    3,473          3,235
Provision for Possible Loan Losses                       113            105
                                                   ---------      ---------
        Net Interest Income After Provision
           For Possible Loan Losses                    3,360          3,130
                                                   ---------      ---------
OTHER INCOME:
     Trust Income                                        187            174
     Service Charges on Deposit Accounts                 293            244
     Investment Securities Gains, Net                    140            126
     Gain (Loss) on the Sale of Mortgage Loans            (1)             6
     Other Operating Income                              142            131
                                                   ---------      ---------
           Total Other Income                            761            681
                                                   ---------      ---------
OTHER EXPENSES:
     Salaries and Employee Benefits                    1,481          1,414
     Net Occupancy and Equipment Expense                 532            545
     Other Operating Expenses                          1,141            995
                                                   ---------      ---------
           Total Other Expenses                        3,154          2,954
                                                   ---------      ---------

Income Before Income Taxes                               967            857
Provision for Income Taxes                               263            242
                                                   ---------      ---------

NET INCOME                                           $   704       $    615
                                                   =========      =========
     Net Income Per Share                            $  0.46       $   0.41
                                                   =========      =========
     Average Shares Outstanding                    1,537,180      1,517,383


See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                     Three Months Ended
                                                      March 31,    March 31,
                                                         (Unaudited)
OPERATING ACTIVITIES
Net Income                                            $    704     $    615
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Possible Loan Losses                     113          105
    Depreciation and Amortization                          202          176
    Amortization of Security Discounts                     (16)         (32)
    Amortization of Security Premiums                       40           38
    Amortization of Deferred Fees on Loans                  (7)          19
    Mortgage Loans Originated for Sale                  (4,201)      (3,080)
    Mortgage Loan Sales                                  3,487        1,332
    (Gain) Loss on Sale of Mortgage Loans                    1           (6)
    Investment Securities Gains, Net                      (140)        (126)
  Changes in Assets and Liabilities:
    Increase in Accrued Interest Income                   (431)        (324)
    Decrease in Accrued Interest Payable                  (134)        (315)
    Net Increase in Other Assets                          (471)        (417)
    Net Increase in Other Liabilities                      291          121
                                                      --------     --------
Net Cash (Used In) Operating Activities                   (563)      (1,894)
                                                      --------     --------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                                     1,281        5,831
Proceeds from Maturities of Securities
  Held-to-Maturity                                         415        1,621
Proceeds from Sales of Securities Available-for-Sale     2,556        2,698
Purchase of Securities Available-for-Sale              (10,808)     (13,063)
Purchase of Securities Held-to-Maturity                 (1,004)        (998)
Net Decrease in Interest Bearing Deposits With Banks       143          528
Net Increase in Loans                                   (4,397)        (653)
Purchase of Premises and Equipment, Net                   (378)        (235)
Proceeds from Sale of Other Real Estate Owned              184          155
                                                      --------     --------
Net Cash (Used In) Investing Activities                (12,008)      (4,116)
                                                      --------     --------

FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
 Bearing Demand Deposits and Savings Accounts            3,105        2,473
Net Increase in Certificates of Deposits                 3,931        1,521
Proceeds from Sale of Treasury Stock                        20           --
Net (Decrease) in Repurchase Agreements                   (682)      (3,577)
Net Increase in Short-Term Borrowings                    3,330          575
Proceeds from Issuance of Stock                             45           55
Cash Dividends Paid                                       (276)        (245)
                                                      --------     --------
Net Cash Provided by Financing Activities                9,473          802
                                                      --------     --------
(Decrease) in Cash and Cash Equivalents                 (3,097)      (5,208)
Cash and Cash Equivalents, January 1                    13,929       15,549
                                                      --------     --------
Cash and Cash Equivalents, March 31,                  $ 10,832     $ 10,341
                                                      ========     ========


See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE A  -  GENERAL

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report for the year ended December 31, 1996.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  CASH DIVIDENDS

On February 21, 1997 the Company paid its 1997 first quarter dividend on its common stock of $.18 per share to shareholders of record on February 7, 1997.

NOTE C  -  STOCK DIVIDEND

On June 19, 1996 the Company paid a 5% stock dividend to shareholders of record on May 31, 1996. Fractional shares were paid in cash based on the closing price of $18.50 per share on the record date. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE D  -  NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity. The pro forma effect of adopting the new standard would be basic earnings per share of $0.46 and $0.41 and diluted earnings per share of $0.46 and $0.41 for the quarters ended March 31, 1997 and 1996.

NOTE E  -  IMPAIRED LOANS

On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on the observable market price of a loan, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:

                                                   March 31,
                                                     1997
                                                   --------
     Principal amount of impaired loans            $721,000
     Deferred loan costs                              6,000
                                                   --------
                                                    727,000
     Less valuation allowance                       197,000
                                                   --------
                                                   $530,000

On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the quarter ending March 31, 1997 is as follows:

     Valuation allowance at January 1, 1997        $128,000
     Provision for loan impairment                   95,000
     Direct charge-offs                             (26,000)
                                                   --------
     Valuation allowance at March 31, 1997         $197,000

Total cash collected on impaired loans during the quarter ended March 31, 1997 was $416,000, of which $401,000 was credited to the principal balance outstanding on such loans and $15,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $20,000. Interest income recognized during the quarter was $6,030,000. The valuation allowance for impaired loans of $197,000 at March 31, 1997 is included in the "Allowance for Possible Loan Losses" which amounts to $2,537,000 at March 31, 1997. The provision for loan impairment of $95,000 for the three month period ended March 31, 1997 is included in the "Provision for Possible Loan Losses" as reflected on the "Consolidated Statement of Income" for the same period.

NOTE F  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

NOTE G - INVESTMENT CONSIDERATIONS

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

NOTE H  -  FORWARD LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997 contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio and other statements as to trends of management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report on Form 10-QSB, or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto) as described in Note G above.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations



The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 1997.

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At March 31, 1997, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $10,974,000, and securities maturing within one year totaled $3,015,000. At December 31, 1996, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $14,214,000, and securities maturing within one year were $2,892,000. Securities sold under an agreement to repurchase totaled $3,113,000 at March 31, 1997 and $3,795,000 at December 31, 1996. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $38,000 at March 31, 1997 and $82,000 at December 31, 1996. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal funds sold at March 31, 1997. At December 31, 1996, Federal funds sold totaled $2,200,000.

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $12,148,000 at March 31, 1997, subject to certain collateral requirements. The Bank had short-term (overnight) borrowings against this line of $3,330,000 at March 31, 1997. The Bank had no short-term (overnight) borrowings at December 31, 1996. The Bank had additional borrowings from the Federal Home Loan Bank at March 31, 1997 totaling $18,000,000 of which $5,000,000 is due in November 1998, $8,000,000 is due in August 2000 and $5,000,000 is due in December 2001.

     Cash flows for the three months ended March 31, 1997 consisted of cash used in operating activities of $563,000 and cash used in investing activities of $12,007,000, offset in part by cash provided by financing activities $9,473,000 resulting in a decrease in cash and cash equivalents of $3,097,000.

     Cash used in operating activities was the result of mortgage loans originated for sale of $4,201,000, an increase in other assets of $471,000, an increase in accrued interest income of $431,000 and a decrease in accrued interest payable of $134,000, partially reduced by net operating income of $704,000, mortgage loan sales of $3,487,000, increases in other liabilities of $291,000, depreciation and amortization of $202,000 and a provision for possible loan losses of $113,000. Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $10,808,000 and $1,004,000, respectively, net increase in loans to customers of $4,397,000 and the net purchase of premises and equipment of $378,000, partially offset by the proceeds from the sale of available-for-sale securities of $2,556,000, proceeds from the maturities of available-for-sale securities of $1,281,000 and proceeds from maturities of held-to-maturity securities of $415,000. Cash provided by financing activities consisted principally of increases in certificates of deposit of $3,300,000, increases in short-term (overnight) borrowings of $3,105,000 and increases in interest and non-interest bearing demand deposits and savings accounts of $3,931,000 offset in part by a decrease in repurchase agreements of $682,000 and the payment of cash dividends of $276,000. Also affecting financing activities was the issuance of 2,039 new shares of common stock and 861 treasury shares of common stock pursuant to the Dividend Reinvestment Plan for proceeds of $45,000 and $20,000, respectively.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at March 31, 1997 was $26,993,000 as compared to $26,805,000 at December 31, 1996, for an increase of $188,000 or 0.70%. This increase was attributable to a $428,000 increase in retained earnings during the first three months of 1997 as a result of operating income of $704,000 less the payment of a cash dividend of $276,000. Proceeds of the sale of common stock in the Dividend Reinvestment Plan of $45,000, proceeds of the sale of treasury stock in the Dividend Reinvestment Plan of $20,000 a reduction in the unrealized gain of securities available-for-sale of $359,000 due to a decrease in the fair value of these securities (see discussion on "Investment Securities"), and a reduction of $54,000 of debt related to the Company's Employee Stock Ownership Plan contributed to the change in shareholder equity.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first three months of 1997, 2,900 shares of common stock were purchased from authorized and unissued shares at an average price of $22.629 per share for proceeds of approximately $65,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of March 31, 1997, the Company and the Bank met all capital adequacy requirements to which they were subject.

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

Assets and Liabilities

     Total assets at March 31, 1997 were $332,142,000, representing an increase of 3.04% over total assets of $322,352,000 at December 31, 1996. Deposits increased by $7,036,000 or 2.63% from $267,668,000 on December 31, 1996 to
$274,704,000 on March 31, 1997. Contributing to this increase were increases in certificates of deposit of $3,931,000, savings and money market deposits of $3,153,000, and non-interest bearing checking deposits of $97,000, partially offset by a decrease in interest-bearing checking deposits of $145,000. Loans outstanding at March 31, 1997 were $224,153,000 as compared to $220,117,000 at December 31, 1996. This is an increase of $4,036,000 or 1.83%. The growth in loans was primarily the result of an increase of $2,329,000 or 2.69% in residential real estate loans, $1,591,000 or 2.72% in consumer loans and $116,000 or 0.15% in commercial loans during the first three months of 1997. During the first quarter of 1997, $3,487,000 of residential real estate loans were sold. All of the loans sold were originated in 1996. The Bank continues to service all of these loans. There were $1,435,000 of residential real estate loans identified as held-for-sale at March 31, 1997. The loan to deposit ratio was 81.6% at March 31, 1997 and 82.2% at December 31, 1996.

     Premises and equipment increased by $180,000 to $7,210,000 at March 31, 1997 from $7,030,000 at December 31, 1996. This increase was primarily the result of the purchase of furniture and equipment.

     The Company had long-term debt totaling $18,458,000 at March 31, 1997 as compared to $18,512,000 at December 31, 1996. Included in this total, the Bank had outstanding borrowings of $18,000,000 from the Federal Home Loan Bank of Pittsburgh at March 31, 1997 and December 31, 1996. Of this amount $5,000,000 matures in November 1998, $8,000,000 matures in August 2000 and the remaining $5,000,000 matures in December 2001. The interest rates associated with these loans are 5.96% fixed, 5.89% fixed and 5.84% variable (changes quarterly based on the three month LIBOR plus 8 basis points), respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans.

     At March 31, 1997 the Bank had total short-term borrowings from the Federal Home Loan Bank of Pittsburgh of $3,330,000 against a line of credit of $12,148,000. The Company had no short-term borrowings at December 31, 1996. There were no overnight borrowings outstanding at December 31, 1996.

Results of Operations

     Net income for the three months ended March 31, 1997 was $704,000 compared to $615,000 for the same period in 1996. The earnings improvement is primarily attributable to an increase in net interest income. During the first quarter of 1997, net interest income increased $238,000 or 7.4% as compared to March 31, 1996. Also affecting earnings was a $66,000 increase in total other income exclusive of security gains of $140,000, an increase in total other expenses of $200,000 and and increase in Federal income taxes of $21,000.

     Per share earnings for the three months ended March 31, 1997 were $0.46 compared to $0.41 for the first three months of 1996. Average shares outstanding during this three month period were 1,537,180 in 1997 and 1,517,383 in 1996.

Net Interest Income

     Net interest income is the difference between the interest earned on loans, other investments and other interest earning assets and the interest paid on deposits and other interest bearing liabilities. The net interest income amounted to $3,473,000 for the three months ended March 31, 1997, as compared to $3,235,000 for the three months ended March 31, 1996, an increase of $238,000 or 7.4%. During the three month period ended March 31, 1997, interest income increased $451,000 or 8.1% and interest expense increased by $213,000 or 9.1% over the same period in 1996. The increase in interest expense was due in part to growth in certificates of deposits.

     This increase in net interest income during this three month period is due in part to the increase in interest earned on loans being greater than the increase in interest paid on deposits as a result of rising interest rates. Interest earning assets, including loans were $310,640,000 at March 31, 1997 as compared to $279,004,000 at March 31, 1996. This represents an increase of $31,636,000 or 11.3%. Interest bearing liabilities at March 31, 1997 were $268,058,000 as compared to $240,813,000. This represents an increase of $27,245,000 or 11.3%.

Other Income and Other Expenses

     Otherincome for the three months ended March 31, 1997 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $621,000 as compared to $555,000 for the same period in 1996 This was an increase of $66,000 or 11.9%. In the three month period ended March 31, 1997 service charges were $293,000, a $49,000 or 20.1% increase over the 1996 amount of $244,000. The increase in service charge income is the result of increases in deposit accounts. The revenues from the Trust Department operations were $187,000 for the three months ended March 31, 1997 as compared to $174,000 for the three months ended March 31, 1996, an increase of $13,000 or 7.5%. During the three months ending March 31, 1997, sales of mortgage loans resulted in a loss of $1,000 as compared to a gain of $16,000 for the same period in 1996. Other operating income for the three months ended March 31, 1997 was $142,000 as compared to $131,000 for the same period in 1996, an increase of $11,000 or 8.4%.

     Other expenses for the three months ended March 31, 1997 increased by $200,000 or 6.8%, to $3,154,000 from $2,954,000 for the same period in 1996.
Salaries and employee benefits were $1,481,000 for the three months ended March 31, 1996 as compared to $1,414,000 for the three months ended March 31, 1996 representing an increase of $67,000 or 4.7%. These increases are primarily due to the additional staff as a result of the opening of the new East Stroudsburg Wal-Mart branch in January 1997, and general salary increases of approximately 4%. Occupancy and equipment expenses were $532,000 for the three months ended March 31, 1997 and $545,000 for the three months ended March 31, 1996, a decrease of $13,000 or 2.4%. Most of this decrease was due to increases in rent and maintenance expenses related to the new branch and expenses related to winter storms during the first quarter of 1996. Other operating expenses for the three months ended March 31, 1997 were $1,141,000 in relation to $995,000 for the three months ended March 31, 1996, an increase of $146,000 or 14.7%.

Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at March 31, 1997 and December 31, 1996.

     Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $63,325,000 in available-for-sale securities at March 31, 1997 with a net unrealized loss of $18,000. At December 31, 1996 available-for-sale securities amounted to $56,779,000 with a net unrealized gain of $347,000.

     During the three month period ended March 31, 1997 $2,556,000 of securities available-for-sale were sold for a net gain of $140,000 as compared to $2,698,000 of securities available-for-sale were sold for a net gain of $126,000 for the same time period in 1996.

     Held-to-maturity securities totaling $21,585,000 at March 31, 1997 are carried at cost. At December 31, 1996 the held-to-maturity securities totaled $20,999,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at March 31, 1997 and December 31, 1996, did not hold any securities identified as derivatives. At March 31, 1997 and December 31, 1996 the Company did hold $2,000,000 and $1,000,000, par value respectively in various U. S. Agency Step-up or Multi Step-up securities ($1,000,000 in available-for-sale and $1,000,000 in held-to-maturity at March 31, 1997).

Allowance and Provision for Possible Loan Losses

     The provision for loan losses for the three month period ended March 31, 1997 was $113,000 compared to a provision of $105,000 for the same period in 1997. Net loan losses were $107,000 and $161,000 for the three month period ending March 31, 1997 and 1996, respectively. The allowance for possible loan losses at March 31, 1997 totaled $2,537,000, an increase of $5,000 over the December 31, 1996 amount of $2,532,000. The allowance for possible loan losses as a percentage of total loans outstanding as of March 31, 1997 was 1.13%. This compares to 1.15% at December 31, 1996. As provided by SFAS No. 114, as amended by SFAS No. 118, $197,000 of the Allowance for Possible Loan Losses is allocated to impaired loans at March 31, 1997 (see Note E "Impaired Loans").

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

NON-PERFORMING LOANS

                                               March 31,     December 31,
Non-accrual loans on a cash basis             $1,006,000      $1,440,000
Non-accrual loans as a percentage
   of total loans                                   .45%            .65%
Accruing loans past due 90 days
   or more                                    $1,100,000      $  986,000
Accruing loans past due 90 days
   or more as a percentage of
   total loans                                      .49%            .45%
Other Real Estate Owned from
   Foreclosed Property                        $  670,000      $  595,000

     Thereare no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at March 31, 1997.

PART II  -  OTHER INFORMATION

ITEM 5. Other Information

        None



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



                                        FIRST COLONIAL GROUP, INC.


DATE:   May 9, 1996                     BY: /S/  S. ERIC BEATTIE
                                             S. ERIC BEATTIE
                                             PRESIDENT
                                            (PRINCIPAL EXECUTIVE OFFICER)


DATE:   May 9, 1996                     BY: /S/  REID L. HEEREN
                                             REID L. HEEREN
                                             VICE PRESIDENT
                                            (PRINCIPAL FINANCIAL OFFICER)