Form 10QSB
period 1997-06-30
FIRST COLONIAL GROUP INC
filed 1997-08-14
CIK 714719

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                      ------------------------------------
        (Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       or
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

                           Commission File No. 0-11526


                           FIRST COLONIAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            PENNSYLVANIA                                        23-2228154
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION                             IDENTIFICATION NO.)

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

        YES     X            NO   _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,643,864 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON JUNE 30, 1997

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION                                  PAGE NO.

  ITEM 1  -  Financial Statements

    Consolidated Balance Sheet                                     2
    Consolidated Statement of Income                               3
    Consolidated Statement of Cash Flows                           4
    Notes to Consolidated Financial Statements                     5

  ITEM 2  -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations         8

PART II  -  OTHER INFORMATION

  ITEM 4  -  Submission of Matters to a Vote of Security Holders  17
  ITEM 5  -  Other Information                                    17
  ITEM 6  -  Exhibits and Reports on Form 8-K                     17


SIGNATURES                                                        18

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                                          June 30    Dec. 31
                                                           1997       1996
                                                       ---------    ---------


ASSETS
 Cash and Due From Banks                               $  13,984    $  11,729
 Federal Funds Sold                                          --         2,200
                                                       ---------    ---------
  Total Cash and Cash Equivalents                         13,984       13,929
 Interest-Bearing Deposits With Banks                         93          285
 Investment Securities                                    18,265       20,999
  (Market Value:  June 30, 1997 - $18,380;
   Dec. 31, 1996 - $21,124)
 Securities Available-for-Sale at Fair Value              66,494       56,779
 Mortgage Loans Held-for-Sale                                379          721
 Total Loans, Net of Unearned Discount                   233,151      220,117
  LESS:  Allowance for Possible Loan Losse                (2,589)      (2,532)
                                                       ---------    ---------
   Net Loans                                             230,562      217,585
 Premises and Equipment                                    7,609        7,030
 Accrued Interest Income                                   2,204        2,020
 Other Real Estate Owned                                     513          595
 Other Assets                                              3,259        2,409
                                                       ---------    ---------
  TOTAL ASSETS                                         $ 343,362    $ 322,352
                                                       =========    =========

LIABILITIES
 Deposits
  Non-Interest Bearing Deposits                        $  33,127    $  31,450
  Interest-Bearing Deposits                              250,127      236,218
                                                       ---------    ---------
   Total Deposits                                        283,254      267,668
 Securities Sold Under Agreements to Repurchase            6,866        3,795
 Short-Term Borrowing                                      1,085           --
 Long-Term Debt                                           18,432       18,512
 Accrued Interest Payable                                  3,262        3,205
 Other Liabilities                                         2,324        2,367
                                                       ---------    ---------
  TOTAL LIABILITIES                                      315,223      295,547
                                                       ---------    ---------

SHAREHOLDERS' EQUITY
 Preferred Stock, Par Value $5.00 a share
  Authorized - 500,000 shares, none Issued                    --           --
  Common Stock, Par Value $5.00 a share
   Authorized - 10,000,000 shares                          8,219        7,803
   Issued - 1,643,864 shares at June 30, 1997
   and 1,560,634 shares at Dec. 31, 1996
  Additional Paid in Capital                              10,776        9,212
  Retained Earnings                                        9,069        9,975
  Less Treasury Stock at Cost:  0 shares in 1997
   and 861 in 1996                                            --          (20)
  Employee Stock Ownership Plan Debt                        (432)        (512)
  Net Unrealized Gain (Loss) on Securities
   Available-for-Sale                                        507          347
                                                       ---------    ---------

TOTAL SHAREHOLDERS' EQUITY                                28,139       26,805
                                                       ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 343,362    $ 322,352
                                                       =========    =========

See accompanying notes to consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                      Three Months Ended     Six Months Ended
                                       June 30,  June 30,   June 30,  June 30,
                                        1997      1996        1997      1996
                                    --------- ---------   --------- ---------
INTEREST INCOME:
 Interest and Fees on Loans           $ 4,953   $ 4,318     $ 9,671   $ 8,631
 Investment Securities Income
  Taxable                               1,157     1,177       2,261     2,287
  Tax-Exempt                              190       140         380       263
 Interest on Other Investments
  Deposits With Banks                      12        17          29        48
  Federal Funds Sold                       --        --           1         2
                                    --------- ---------   --------- ---------
   Total Interest Income                6,312     5,652      12,342    11,231
INTEREST EXPENSE:
 Interest on Deposits                   2,273     2,208       4,486     4,385
 Interest on Repurchase Agreements         57        47          91        76
 Interest on Short-Term Borrowing          59        48          94       156
 Interest on Long-Term Debt               289        27         564        57
                                    --------- ---------   --------- ---------
   Total Interest Expense               2,678     2,330       5,235     4,674
                                    --------- ---------   --------- ---------
NET INTEREST INCOME:                    3,634     3,322       7,107     6,557
 Provision (credit) for Possible
    Loan Losses                           187       305         300       410
                                    --------- ---------   --------- ---------
  Net Interest Income After Provision
   For Possible Loan Losses             3,447     3,017       6,807     6,147
                                    --------- ---------   --------- ---------
OTHER INCOME:
 Trust Income                             192       174         379       348
 Service Charges on Deposit Accounts      258       267         551       511
 Investment Securities Gains
  (Losses), Net                            94       146         234       272
 Gains (Losses) on the Sale of
   Mortgage Loans                          50        (1)         49         5
 Other Operating Income                   260       169         402       300
                                    --------- ---------   --------- ---------
  Total Other Income                      854       755       1,615     1,436
                                    --------- ---------   --------- ---------
OTHER EXPENSES:
 Salaries and Employee Benefits         1,473     1,387       2,954     2,801
 Net Occupancy and Equipment Expense      574       531       1,106     1,076
 Other Operating Expenses               1,122       884       2,263     1,879
                                    --------- ---------   --------- ---------
  Total Other Expenses                  3,169     2,802       6,323     5,756
                                    --------- ---------   --------- ---------
Income  Before Income Taxes             1,132       970       2,099     1,827
Provision for Income Taxes (Credit)       320       280         583       522
                                    --------- ---------   --------- ---------
NET INCOME                              $ 812    $  690      $1,516    $1,305
                                    ========= =========   ========= =========
 Net Income  Per Share                  $0.50    $ 0.43      $ 0.94    $ 0.82
                                    ========= =========   ========= =========
 Average Shares Outstanding         1,624,852 1,600,325   1,622,732 1,597,809

See accompanying notes to interim financial statements.

                           FIRST COLONIAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                    Six Months Ended
                                                 June 30, 1997   June 30, 1996
                                                 -------------   -------------
OPERATING ACTIVITIES
Net Income                                         $  1,516        $  1,305
Adjustments to Reconcile
Net Income to Net Cash
 Provided by (Used In) Activities:
  Provision for Possible Loan Losses                    300             410
  Depreciation and Amortization                         417             360
  Amortization of Security Discounts                    (32)            (78)
  Amortization of Security Premiums                      66              84
  Amortization of Deferred Fees on Loans                (17)             49
  Investment Securities Gains, Net                     (234)           (272)
  Gain on Sale of Mortgage Loans                        (49)             (5)
  Mortgage Loans Originated for Sale                 (7,587)         (8,241)
  Mortgage Loan Sales                                 7,929           2,040
 Changes in Assets and Liabilities:
  Net Increase in Accrued Interest Income              (184)           (207)
  Increase (Decrease) in Accrued
   Interest Payable                                      57            (431)
  Net Increase in Other Assets                         (859)           (824)
  Net Decrease in Other Liabilities                    (126)           (118)
                                                   --------        --------
Net Cash Provided by (Used In)
Operating Activities                                  1,197          (5,928)
                                                   --------        --------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
 Available-for-Sale                                   3,436           8,334
Proceeds from Maturities of Securities
 Held-to-Maturity                                     3,623           4,417
Proceeds from Sales of Securities
 Available-for-Sale                                   6,692          10,295
Purchase of Securities Available-for-Sale           (17,521)        (21,930)
Purchase of Securities Held-to-Maturity              (2,768)         (4,164)
Net Decrease in Interest Bearing
 Deposits With Banks                                    192             623
Net Increase in Loans                               (13,675)         (8,775)
Purchase of Premises and Equipment, Net                (987)           (466)
Proceeds from Sale of Other Real Estate Owned           546             289
                                                   --------        --------
Net Cash Used In Investing Activities               (20,462)        (11,377)
                                                   --------        --------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
 Bearing Demand Deposits and Savings Accounts         4,826           5,940
Net Increase in Certificates of Deposits             10,760           2,286
Proceeds from sale of Treasury Stock                     20             --
Net Increase in Short-Term Borrowing                  1,085           6,905
Net Increase (Decrease) in Repurchase Agreements      3,071          (1,236)
Proceeds from Issuance of Stock                         116             123
Cash Dividends                                         (554)           (491)
Cash in Lieu of Fractional Shares                        (4)             (3)
                                                   --------        --------
Net Cash Provided by Financing Activities            19,320          13,524
                                                   --------        --------
Increase (Decrease) in Cash and Cash Equivalents         55          (3,781)
Cash and Cash Equivalents, January 1                 13,929          15,549
                                                   --------        --------
Cash and Cash Equivalents, June 30                 $ 13,984        $ 11,768
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

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  CASH DIVIDENDS

On May 23, 1997 the Company paid its 1997 second quarter dividend on its common stock of $.17 per share to shareholders of record on May 8, 1997.

NOTE C  -  STOCK DIVIDEND

On June 19, 1997 the Company paid a 5% stock dividend to shareholders of record on May 30, 1997. Fractional shares were paid in cash based on the closing price of $23.875 per share on the record date. Earnings per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE D  -  NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity. The pro forma effect of adopting the new standard would be basic earnings per share of $0.50 and $0.43 and diluted earnings per share of $0.50 and $0.43 for the three months ended June 30, 1997 and 1996.

NOTE E - IMPAIRED LOANS

As provided by Statement of Financial Accounting Standards (SFAS) No. 114, "Acounting for Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, impairment may be measured based on a loans' observable market price, or the fair value of the collecteral if the loan is collateral dependent. The Company measures impairment based on the fair value of the collateral when it determines that foreclosure is probable.

The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:

                                                    At June 30,
                                                 1997         1996
                                               ---------    -----------
  Principal amount of impaired loans           $ 377,000    $ 1,690,000
  Accrued interest                                   ---            ---
  Deferred loan costs                              7,000          4,000
                                               ---------    -----------
                                                 384,000      1,694,000
  Less  valuation  allowance                     105,000        285,000
                                               ---------    -----------
                                               $ 279,000    $ 1,409,000
                                               =========    ===========


On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the six months ending June 30, is as follows:

                                                 1997            1996
                                              ----------    ----------
Valuation allowance at January 1,              $ 128,000    $  238,000
Provision for loan impairment                     17,000       175,000
Transfer from Unallocated Allowance for
 Possible Loan Losses                                ---        50,000
Direct charge-offs                               (40,000)     (187,000)
Recoveries                                           ---         9,000
                                              ----------    ----------
Valuation allowance at June 30,               $  105,000    $  285,000
                                              ==========    ==========

Total cash collected on impaired loans during the six month period ended June 30, 1997 was $591,000, of which $569,000 was credited to the principal balance outstanding on such loans and $22,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first six months of 1997 was $38,000. Interest income on loans recognized for the first half of 1997 was $4,953,000. The valuation allowance for impaired loans of $105,000 at June 30, 1997 and $285,000 at June 30, 1996 is included in the "Allowance for Possible Loan Losses" which amounts to $2,589,000 at June 30, 1997. The provision for loan impairment for the six month period ended June 30, 1997 and 1996 is a part of "Provision for Possible Loan Losses" included in the "Consolidated Statement of Income" for the same period.

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

The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1997 contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report on Form 10-QSB, or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto) as described in Note G above.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and six month periods ended June 30, 1997.

     Liquidity and Capital Resources Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At June 30, 1997, cash, due from banks, Federal Funds Sold and interest-bearing deposits with banks totaled $14,077,000, and securities maturing within one year totaled $1,807,000. At December 31, 1996, cash, due from banks, Federal Funds Sold and interest bearing deposits with banks totaled $14,214,000, and securities maturing within one year were $2,892,000. Securities sold under an agreement to repurchase totaled $6,866,000 at June 30, 1997 and $3,795,000 at December 31, 1996. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $87,000 at June 30, 1997 and $82,000 at December 31, 1996. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal Funds Sold at June 30, 1997. At December 31, 1996, Federal Funds Sold totaled $2,200,000.

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $12,895,000, subject to certain collateral requirements. The Bank had short-term (overnight) borrowings against this line of $1,085,000 at June 30, 1997. The Bank had no short-term (overnight) borrowings at December 31, 1996. The Bank had additional borrowings from the Federal Home Bank at June 30, 1997 totaling $18,000,000 of which $5,000,000 is due in November 1998,
$8,000,000 is due in August 2000 and $5,000,000 is due in December 2001.

     Cash flows for the six months ended June 30, 1997 consisted of cash provided by operating activities of $1,197,000 and cash provided by financing activities of $19,320,000, offset by cash used in investing activities of $20,462,000 resulting in an increase in cash and cash equivalents of $55,000.

     Cash provided by operating activities was the result of mortgage loan sales of $7,929,000, net operating income of $1,516,000, depreciation and amortization of $417,000 and a provision for possible loan losses of $300,000, partially reduced by mortgage loans originated for sale of $7,587,000, net increase in other assets of $859,000, net investment security gains of $234,000, an increase in accrued interest income of $184,000 and a decrease in other liabilities of $126,000. Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $17,521,000 and $2,768,000, respectively, net increases in loans to customers of $13,675,000 and the purchase of premises and equipment of $987,000, partially offset by the proceeds from the sale of available-for-sale securities of $6,692,000, from the maturities of held-to-maturity securities of $3,623,000, from proceeds from maturities of available-for-sale securities of $3,436,000, and proceeds from the sale of other real estate owned of $546,000. Cash provided by financing activities consisted of increases in certificates of deposit of $10,760,000, increases in interest and non-interest bearing demand deposits and savings accounts of $4,826,000, increases in repurchase agreements of $3,071,000 and increases in short-term borrowings of $1,085,000, offset in part by the payment of cash dividends of $554,000. Also affecting financing activities was the issuance of 5,116 new shares of common stock and 861 treasury shares of common stock pursuant to the Dividend Reinvestment Plan for proceeds of $116,000 and $20,000, respectively.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at June 30, 1997 was $28,139,000 as compared to $26,805,000 at December 31, 1996, for an increase of $1,334,000 or 4.98%. This increase was attributable to net income for the first six months of 1997 of $1,516,000, proceeds of the sale of common stock pursuant to the Dividend Reinvestment Plan of $116,000, proceeds of the sale of treasury stock in the Dividend Reinvestment Plan of $20,000 and a reduction of $80,000 of debt related to the Company's Employee Stock Ownership Plan less the payment of cash dividends of $554,000, the payment of cash in lieu of fractional shares from the stock dividend of $4,000 and an increase of $160,000 in the value of the securities available-for-sale (see discussion on "Investment Securities").

     On June 19, 1997 the Company paid a 5% stock dividend to shareholders of record on May 30, 1997. Fractional shares were paid in cash based on the closing price of $23.875 per share on the record date.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first six months of 1997, 5,116 shares of common stock were purchased from authorized and unissued shares at an average price of $22.685 per share.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments and the allowance for possible loan losses. Management believes, that as of June 30, 1997, the Company and the Bank met all capital adequacy requirements to which they were subject.

CAPITAL RATIOS

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At June 30, 1997            Amount   Ratio     Amount   Ratio   Amount  Ratio

Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $29,905  15.03%    $15,916   8.00%     N/A
  Bank                      $26,513  13.36%    $15,595   8.00%  $19,494  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $27,417  13.78%    $ 7,958   4.00%     N/A
  Bank                      $23,231  11.70%    $ 7,798   4.00%  $11,696   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $27,417   8.17%    $13,243   4.00%     N/A
    Bank                    $23,231   6.98%    $13,120   4.00%  $16,400   5.00%

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

     Assets and Liabilities Total assets at June 30, 1997 were $343,362,000, representing an increase of 6.52% over total assets of $322,352,000 at December 31, 1996. Deposits increased by $15,586,000 or 5.8% from $267,668,000 on
December 31, 1996 to $283,254,000 on June 30, 1997. This increase was a result of growth of $10,759,000 in certificates of deposit, $2,476,000 in savings and club accounts, $1,699,000 in non-interest checking deposits, $1,118,000 in interest-bearing checking accounts, offset in part by a decline of $466,000 in money market deposits. Loans outstanding at June 30, 1997 were $233,151,000, as compared to $220,117,000 at December 31, 1996. This is an increase of $13,034,000 or 5.92%. The growth in loans was comprised primarily of an increase of $8,797,000 or 10.16% in residential real estate loans and a $4,542,000 or 7.77% increase in consumer loans, offset in part by a $285,000 or 0.38% decrease in commercial loans. During the first half of 1997, $7,929,000 of residential real estate loans were sold. The amount of these sold loans originated in the first half of 1997 was $2,890,000 with the remaining $5,039,000 being originated in 1996. The bank continues to service all of these loans. As of June 30, 1997 there were $379,000 of mortgage loans identified as held-for-sale. The loan to deposit ratio was 82.3% at June 30, 1997 and 82.2% at December 31, 1996.

     Premises and equipment increased by $579,000 to $7,609,000 at June 30, 1997 from $7,030,000 at December 31, 1996. This increase was primarily the result of the purchase of furniture and equipment.

     The Company had long-term debt totaling $18,432,000 at June 30, 1997 as compared to $18,512,000 at December 31, 1996. Included in this total, the Bank had outstanding borrowings of $18,000,000 from the Federal Home Loan Bank of Pittsburgh at March 31, 1997 and December 31, 1996. Of this amount, $5,000,000 matures in November 1998, $8,000,000 matures in August 2000 and the remaining $5,000,000 matures in December 2001. The interest rates associated with these loans are 5.96% fixed, 5.89% fixed and 5.86% variable (changes quarterly based on the three month LIBOR plus 8 basis points), respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans.

     At June 30, 1997 the Bank had total short-term borrowings from the Federal Home Loan Bank of Pittsburgh of $1,085,000 against a line of credit of $12,895,000. The Company had no short-term borrowings at December 31, 1996.

     Results of Operations The net income for the three month ended June 30, 1997 was $812,000, a $122,000 or 17.68% increase compared to net income of $690,000 for the same period in 1996. The earnings improvement is primarily attributable to an increase in net interest income. During the second quarter of 1997, net interest income increased $312,000 or 9.4% as compared to June 30, 1996. Also affecting earnings was a $118,000 decrease in the provision for possible loan losses, a $151,000 increase in total other income, exclusive of net security gains of $94,000, an increase in total other expenses of $367,000 and an increase in Federal income taxes of $40,000.

     The net income for the six months ended June 30, 1997 was $1,516,000, a $211,000 increase from net income of $1,305,000 for the same period in 1996. This increase is primarily attributable to an increase in net interest income of $550,000, a reduction in the provision for possible loan losses of $110,000, a $217,000 increase in other income, exclusive of net security gains of $234,000, partially offset by increases in other expenses and Federal income taxes of $567,000 and $61,000, respectively.

     Per share earnings for the three months ended June 30 were $.50 and $.43 for 1997 and 1996, respectively. Average shares outstanding during this three month period were 1,624,852 in 1997 and 1,600,325 in 1996. The net income per share was $.94 for the first six months of 1997 as compared to earnings per share of $.82 for the same time period in 1996. Average shares outstanding were 1,622,732 for the first six months of 1997 and 1,597,809 for the first six months of 1996. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 19, 1997.

     Net Interest Income Net interest income is the difference between the interest earned on loans, other investments and other interest earning assets and the interest paid on deposits and other interest bearing liabilities. The net interest income amounted to $3,634,000 for the three months ended June 30, 1997, as compared to $3,322,000 for the three months ended June 30, 1996, an increase of $312,000 or 9.4%. During the three month period ended June 30, 1997, interest income increased $660,000 or 11.7% and interest expense increased by $348,000 or 14.9% over the same time period of 1996. The increase in interest expense was due in part to growth in certificates of deposit.

     For the six month period ended June 30, 1997, net interest income increased $550,000 or 8.4% to $7,107,000 over the same period in 1996 of $6,557,000. In this six month period, interest income increased by $1,111,000 or 9.9% and interest expense increased $561,000 or 12.0% as compared to 1996. This increase in net interest income during the six month time period is due to an increase on interest rates earned on loans and investments as a result of higher interest rates. The increase in interest expense for the six month period was primarily due to an increase in certificates of deposit balances and higher interest rates. Interest earnings assets, including loans were $318,382,000 at June 30, 1997 as compared to $289,519,000 at June 30, 1996. This represents an increase of $28,863,000 or 10.0%.

     Other Income and Other Expenses Other income for the three months ended June 30, 1997 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $760,000 as compared to $609,000 for the same period in 1996. This was an increase of $151,000 or 24.8% In the three month period ended June 30, 1997 service charges were $258,000 a $9,000 or 3.4% decrease over the 1996 amount of $267,000. The revenues from the Trust Department operations were $192,000 for the three months ended June 30, 1997 as compared to $174,000 for the three months ended June 30, 1996, an increase of $18,000 or 10.3%. There were $50,000 in gains on the sale of mortgage loans for the three month period ending June 30, 1997 and losses of $1,000 for the same period in 1996. Other miscellaneous income for the three months ended June 30, 1997 was $260,000 as compared to $169,000 for the same period in 1996, an increase of $91,000 or 53.8%.

     Total other income, including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, increased by 18.6% or $217,000 to $1,381,000 from $1,164,000 for the six months ended June 30, 1997 over the same time period in 1996. Service charges amounted to $551,000 for the six months ended June 30, 1997 compared to $511,000 for the six months ended June 30, 1996, an increase of $40,000 or 7.8%. The revenue from the Trust Department operations was $379,000 for the six months ended June 30, 1997, representing a $31,000 or 8.9% increase over the $348,000 for the six months ended June 30, 1996. The gain on the sale of mortgage loans amounted to $49,000 for the first six months of 1997 as compared to $5,000 for the same period in 1996, an increase of $44,000 or 880.0%. Other income for the six months ended June 30, 1997 was $402,000 as compared to $300,000 for the same period in 1996. This is an increase of $102,000 or 34.0%.

     Included in gains on the sale of mortgage loans is $98,000 as a result of the capitalization of mortgage servicing rights (an intangible asset) in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards (FASB) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Additionally related amortization of $1,000 is included in Other Operating Expenses.

     Total other expenses for the three month period ended June 30, 1997 increased by $367,000 or 13.1% to $3,169,000 over the total other expenses for the same time period in 1996 of $2,802,000. Included in this increase is a $86,000 or 6.2% increase in salary and benefit expenses which were $1,473,000 as compared to $1,387,000 in 1996. These increases are primarily due to the additional staff as a result of the opening of the new East Stroudsburg Wal-Mart branch in January 1997, and general salary increases of approximately 4%. Occupancy and equipment expenses were $574,000 for the three month period ended June 30, 1997 and $531,000 for the three month period ended June 30, 1996 an increase of $43,000 or 8.1%. Most of this increase was due to increases in rent and maintenance expenses related to the new branch. Other operating expenses for the three month period ended June 30, 1997 were $1,122,000 an increase of $238,000 or 26.9% over the $884,000 in other expenses for the same period in 1996.

     Other  expenses  for the six  months  ended  June  30,  1997  increased  by
$567,000or  9.9%, to  $6,323,000  from  $5,756,000  for the same period in 1996.
Salaries and employee benefits were $2,954,000 for the six months ended June 30, 1997 as compared to $2,801,000 for the six months ended June 30, 1996 representing an increase of $153,000 or 5.5%. These increases are primarily due to the addition of the East Stroudsburg Wal-Mart branch. Occupancy and equipment expenses were $1,106,000 for the six months ended June 30, 1997 and $1,076,000 for the six months ended June 30, 1996, an increase of $30,000 or 2.8%. Most of this increase is also due to the new branch. Other operating expenses for the six months ended June 30, 1997 were 2,263,000 in relation to $1,879,000 for the six months ended June 30, 1996, an increase of $384,000 or 20.4%.

     Investment Securities The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at June 30, 1997 and December 31, 1996.

     Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $66,494,000 in available-for-sale securities at June 30, 1997 with a net unrealized gain of $507,000. At December 31, 1996 available-for-sale securities amounted to $56,779,000 with a net unrealized gain of $347,000.

     During the three month period ended June 30, 1997, $4,136,000 of securities available-for-sale were sold for a net gain of $94,000. For the same period in 1996, $2,698,000 of available-for-sale securities were sold for a net gain of $146,000. For the six months of 1997, net securities gains amounted to $234,000 on the sale of $6,692,000 of available-for-sale securities as compared to securities gains of $272,000 on the sale of $10,295,000 of available-for-sale securities for the same period in 1996.

     Held-to-maturity securities are carried at cost. The held-to-maturity securities totaled $18,265,000 at June 30, 1997. At December 31, 1996 the held-to-maturity securities totaled $20,999,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at June 30, 1997 and December 31, 1996, did not hold any securities identified as derivatives. At June 30, 1997 and December 31, 1996 the Company did hold $1,000,000 and $1,000,000 par value, respectively, in various U. S. Agency Step-up or Multi Step-up securities.

Allowance  and  Provision  for Possible  Loan Losses

     The provision for loan losses for the three month period ended June 30, 1997 was $187,000 compared to $305,000 for the same period in 1996. The provision for loan losses for the first six months of 1997 was $300,000 as compared to $410,000 for the first six months of 1996.

     Net loan losses were $107,000 for the three month period ending June 30, 1996. Net loan losses for the same period in 1996 were $198,000. For the first six months of 1997, net loan losses were $243,000 as compared to $359,000 during the first six months of 1996.

     The allowance for possible loan losses at June 30, 1997 totaled $2,589,000 an increase of $57,000 over the December 31, 1996 amount of $2,532,000. The allowance for possible loan losses as a percentage of total loans outstanding at June 30, 1997 was 1.11%. This compares to 1.15% at December 31, 1996. As provided by SFAS No. 114, as amended by SFAS No. 118, $105,000 of the allowance for possible loan losses is allocated to impaired loans at June 30, 1996 (see Note E "Impaired Loans").

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

Non-Performing Loans
                                                 June 30,   December 31,
                                                   1997         1996
 Non-accrual loans on a cash basis             $  668,000    $1,440,000
 Non-accrual loans as a percentage
  of total loans                                     .29%          .65%
 Accruing loans past due 90 days or more       $1,161,000    $  986,000
 Accruing loans past due 90 days or more
  as a percentage of total loans                     .50%          .45%
Other Real Estate Owned from
 Foreclosed Property                           $  513,000    $  595,000

     There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by The Financial Accounting Standards Board's Statement of Financial Accounting No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at June 30, 1997. .

PART II  -  OTHER INFORMATION

ITEM 4.         Submission of Matters to a Vote of Security Holders

     On May 1, 1997 the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected Daniel B. Mulholland, Charles J. Peischl and John J. Schlamp as Class 1 Directors of the Company to serve for a term of four years and until their successors are duly elected and qualified. The following is a tabulation of the vote for these directors.

                                        Votes
                                                   Withheld
                                   For             Authority
Daniel B. Mulholland             768,288             2,308
Charles J. Peischl               769,168             1,486
John J. Schlamp                  769,168             1,486

     The other directors whose terms of office as a director continued after the meeting are S. Eric Beattie, Robert Bergren, Paul A. Lentz, Gordon B. Mowrer, Robert C. Nagel, Richard Stevens III and Maria Zumas Thulin.

     There were no other matters brought before the meeting.

ITEM 5.         Other Information

     In May, the Board of Directors accepted with regret the decision by Paul Lentz to retire as a member of the Company's Board of Directors. Paul has been an outstanding member of the Board Team since 1971. During his tenure on the Board, Paul has served as an active member of the Audit Committee, Directors' Loan & Discount Committee, Investment Committee, Strategic Planning Committee, ESOP Investment Committee and the Trust Committee.

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


                                        FIRST COLONIAL GROUP, INC.


DATE:      August 14, 1997              BY: /S/  S. ERIC BEATTIE
                                             S. ERIC BEATTIE
                                             PRESIDENT
                                             (PRINCIPAL EXECUTIVE OFFICER)


DATE:      August 14, 1997              BY: /S/  REID L. HEEREN
                                             REID L. HEEREN
                                             VICE PRESIDENT
                                             (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)