Form 10QSB
period 1997-09-30
FIRST COLONIAL GROUP INC
filed 1997-11-13
CIK 714719

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                      ------------------------------------
(Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        YES     X            NO   _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,647,220 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON SEPTEMBER 30, 1997.

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

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                   (Unaudited)       (Audited)
                                                     Sept. 30         Dec. 31
                                                       1997             1996
                                                     --------        --------
ASSETS
  Cash and Due From Banks                            $ 11,724        $ 11,729
  Federal Funds Sold                                      --            2,200
                                                     --------        --------
    Total Cash and Cash Equivalents                    11,724          13,929
  Interest-Bearing Deposits With Banks                    436             285
  Investment Securities                                20,387          20,999
    (Market Value:  Sept. 30, 1997 - $20,606;
        Dec. 31, 1996 - $21,124)
  Securities Available-for-Sale at Fair Value          71,705          56,779
  Mortgage Loans Held-for-Sale                            627             721
  Total Loans, Net of Unearned Discount               227,705         220,117
    Less:  Allowance for Possible Loan Losses          (2,619)         (2,532)
                                                     --------        --------
      Net Loans                                       225,086         217,585
  Premises and Equipment                                7,372           7,030
  Other Real Estate                                       433             595
  Accrued Interest Income                               2,462           2,020
  Other Assets                                          3,703           2,409
                                                     --------        --------
      TOTAL ASSETS                                   $343,935        $322,352
                                                     ========        ========

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                    $ 32,218        $ 31,450
    Interest-Bearing Deposits                         252,682         236,218
                                                     --------        --------
      Total Deposits                                  284,900         267,668
  Securities Sold Under Agreements to Repurchase        4,953           3,795
  Long-Term Debt                                       18,406          18,512
  Accrued Interest Payable                              3,366           3,205
  Other Liabilities                                     2,926           2,367
                                                     --------        --------
      TOTAL LIABILITIES                               314,551         295,547

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none Issued              --              --
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued -  1,647,220 shares Sept. 30, 1997
    and 1,560,634 shares at Dec. 31, 1996               8,236           7,803
  Additional Paid in Capital                           10,834           9,212
  Retained Earnings                                     9,631           9,975
  Less Treasury Stock at Cost: None at Sept 30, 1997
       and 861 shares at Dec. 31, 1996                    --              (20)
  Employee Stock Ownership Plan Debt                     (406)           (512)
  Net Unrealized Gain on Securities Available-for-Sale  1,089             347
                                                     --------        --------
Total Shareholders' Equity                             29,384          26,805
                                                     --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $343,935        $322,352
                                                     ========        ========

See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

               (Dollars in Thousands, except for Per Share Data)
                                  (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                     Sept. 30, Sept. 30,   Sept. 30,  Sept. 30,
                                       1997      1996        1997       1996
                                   ---------  ---------  ---------  ---------
INTEREST INCOME:
 Interest and Fees on Loans           $5,228     $4,634    $14,899    $13,265
 Investment Securities Income
  Taxable                              1,165      1,092      3,426      3,379
  Tax-Exempt                             215        171        595        434
 Interest on Other Investments
  Deposits With Banks                     23          7         52         55
  Federal Funds Sold                      --         --          1          2
                                   ---------  ---------  ---------  ---------
   Total Interest Income               6,631      5,904     18,973     17,135
                                   ---------  ---------  ---------  ---------
INTEREST EXPENSE:
 Interest on Deposits                  2,411      2,068      6,897      6,453
 Interest on Repurchase Agreements        79         37        170        113
 Interest on Short-Term Borrowing         16        251        110        407
 Interest on Long-Term Debt              292         70        856        127
                                   ---------  ---------  ---------  ---------
  Total Interest Expense               2,798      2,426      8,033      7,100
                                   ---------  ---------  ---------  ---------
NET INTEREST INCOME:                   3,833      3,478     10,940     10,035
 Provision for Possible Loan Losses      143        105        443        515
                                   ---------  ---------  ---------  ---------
  Net Interest Income After Provision
   For Possible Loan Losses            3,690      3,373     10,497      9,520
                                   ---------  ---------  ---------  ---------
OTHER INCOME:
 Trust Income                            191        177        570        525
 Service Charges on Deposit Accounts     284        276        835        787
 Investment Securities Gains, Net          6         36        240        308
 Gain (Loss) on the Sale of
   Mortgage Loans                         66        (18)       115        (13)
 Other Operating Income                  219        131        621        431
                                   ---------  ---------  ---------  ---------
  Total Other Income                     766        602      2,381      2,038
                                   ---------  ---------  ---------  ---------
OTHER EXPENSES:
 Salaries and Employee Benefits        1,451      1,385      4,405      4,186
 Net Occupancy and Equipment Expense     549        582      1,655      1,658
 Other Operating Expenses              1,265      1,028      3,528      2,907
                                   ---------  ---------  ---------  ---------
  Total Other Expenses                 3,265      2,995      9,588      8,751
                                   ---------  ---------  ---------  ---------
Income  Before Income Taxes            1,191        980      3,290      2,807
Provision for Income Taxes               336        278        919        800
                                   ---------  ---------  ---------  ---------
NET INCOME                            $  855     $  702    $ 2,371    $ 2,007
                                   =========  =========  =========  =========
 Net Income Per Share                 $ 0.52     $ 0.44    $  1.46    $  1.26
                                   =========  =========  =========  =========
 Average Shares Outstanding        1,631,629  1,605,388  1,627,190  1,600,290

See accompanying notes to interim consolidated financial statements.

                           FIRST COLONIAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)
                                  (Unaudited

                                                         Nine Months Ended
                                                   Sept 30, 1997  Sept 30, 1996
                                                      --------      --------
OPERATING ACTIVITIES
Net Income                                            $  2,371      $  2,007
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used In) Operating Activities:
  Provision for Possible Loan Losses                       443           515
  Depreciation and Amortization                            644           545
  Amortization of Security Discounts                       (51)         (105)
  Amortization of Security Premiums                         93           125
  Amortization of Deferred Fees on Loans                  (190)           65
  Investment Securities Gains, Net                        (240)         (308)
  (Gain) Loss on Sale of Mortgage Loans                   (115)           13
  Mortgage Loans Originated for Sale                   (23,242)      (10,128)
  Mortgage Loan Sales                                   23,336         4,218
 Changes in Assets and Liabilities:
  Net Increase in Accrued Interest Income                 (442)         (387)
  Increase (Decrease) in Accrued Interest Payable          161          (435)
  Net Increase in Other Assets                          (1,311)         (765)
  (Increase) Decrease in Other Liabilities                 177          (147)
                                                      --------      --------
Net Cash Provided by (Used In) Operating Activities      1,634        (4,787)
                                                      --------      --------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                                     7,389        11,024
Proceeds from Maturities of Securities
  Held-to-Maturity                                       5,541         4,582
Proceeds from Sales of Securities
  Available-for-Sale                                    12,198        19,795
Purchase of Securities Available-for-Sale              (32,282)      (27,010)
Purchase of Securities Held-to-Maturity                 (5,838)       (5,914)
Net (Increase) Decrease in Interest Bearing
  Deposits With Banks                                     (151)          625
Net Increase in Loans                                   (8,154)      (19,586)
Purchase of Premises and Equipment, Net                   (969)         (642)
Proceeds from Sale of Other Real Estate Owned              677           303
                                                      --------      --------
Net Cash Used In Investing Activities                  (21,589)      (16,823)
                                                      --------      --------
FINANCING ACTIVITIES
Net Increase (Decrease) in Interest
   and Non-Interest Bearing Demand Deposits
   and Savings Accounts                                  6,482         4,034
Net Increase in Certificates of Deposits                10,750         2,273
Net Increase in Long-Term Debt                             --          8,000
Increase in Short-Term Borrowings                          --          8,548
Net Increase (Decrease) in Repurchase Agreements         1,158        (2,168)
Proceeds from Issuance of Stock                            190           189
Proceeds from Sale of Treasury Stock                        20            --
Cash Dividends                                            (846)         (750)
Cash in Lieu of Fractional Shares                           (4)           (3)
                                                      --------      --------
Net Cash Provided by Financing Activities               17,750        20,123
                                                      --------      --------
Increase (Decrease) in Cash and Cash Equivalents        (2,205)       (1,487)
Cash and Cash Equivalents, January 1                    13,929        15,549
                                                      --------      --------
Cash and Cash Equivalents, End of Period              $ 11,724      $ 14,062
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

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year or any other interim period.

Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". The adoption of this statement did not have a material effect on the financial positions at September 30, 1997 or results of operations of the Company for the three and nine month periods then ended.

NOTE B  -  CASH DIVIDENDS

On August 22, 1997 the Company paid its 1997 third quarter dividend on its common stock of $.18 per share to shareholders of record on August 8, 1997.

NOTE C  -  STOCK DIVIDEND

On June 19, 1997 the Company paid a 5% stock dividend to shareholders of record of May 30, 1997. Fractional shares were paid in cash based on the closing price of $23.875 per share on the record date. Earnings per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE D  -  NEW ACCOUNTING PRONOUNCEMENTS

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

In June, 1997, the Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensice Income", which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. As of September 30, 1997, the Bank has not adopted this standard and as a result does not believe it will have a material impact on the financial statements.

In June, 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. As of September 30, 1997, the Bank has not adopted this standard and as a result does not believe it will have a material impact on the financial statements.

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

The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:

                                               At September 30,
                                             1997            1996
                                          ----------      ----------
     Principal amount of impaired loans   $  292,000      $1,241,000
     Accrued interest                           ---             ---
     Deferred loan costs                       3,000           3,000
                                          ----------      ----------
                                             295,000       1,244,000
     Less valuation allowance                 89,000         123,000
                                          ----------      ----------
                                          $  206,000      $1,121,000
                                          ==========      ==========

In January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the nine months ending September 30, is as follows:

                                                1997            1996
                                              --------        --------
     Valuation allowance at January 1,        $128,000        $238,000
     Provision for loan impairment              55,000         149,000
     Direct charge-offs                        (94,000)       (273,000)
     Recoveries                                   ---            9,000
                                              --------        --------
     Valuation allowance at September 30,     $ 89,000        $123,000
                                              ========        ========

Total cash collected on impaired loans during the nine month period ended September 30, 1997 was $669,000, of which $643,000 was credited to the principal balance outstanding on such loans and $26,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first nine months of 1997 was $50,000. Interest income on loans recognized for the first nine months of 1997 was $14,899,000. The valuation allowance for impaired loans of $89,000 at September 30, 1997 and $123,000 at September 30, 1996 is included in the "Allowance for Possible Loan Losses" which amounts to $2,619,000 at September 30, 1997. The provision for loan impairment for the nine month period ended September 30, 1997 and 1996 is a part of "Provision for Possible Loan Losses" included in the "Consolidated Statement of Income" for the same period.

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

The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997 contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio and other statements as to the Company's or management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report on Form 10-QSB, or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto) as described in Note G above.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings perform- ance of the Company and its wholly owned subsidiaries for the three and nine month periods ended September 30, 1997.

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, securities  available-for-sale,  funds  received  from the  repayment  of loans, short-term  borrowings  and  borrowings  from the  Federal  Home Loan  Bank.  At
September   30,   1997,   cash,   due  from  banks,   Federal   Funds  Sold  and
interest-bearing deposits with banks totaled $12,160,000, and securities maturing within one year totaled $4,180,000. At December 31, 1996, cash, due from banks Federal Funds Sold and interest bearing deposits with banks totaled $14,214,000, and securities maturing within one year were $2,892,000. Securities sold under an agreement to repurchase totaled $4,953,000 at September 30, 1997 and $3,795,000 at December 31, 1996. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $397.000 at September 30, 1997 and $82,000 at December 31, 1996. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal Funds Sold at September 30, 1997. At December 31, 1996, Federal Funds Sold totaled $2,200,000.

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $12,895,000, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings at September 30, 1997 and December 31, 1996. The Bank had long-term borrowings from the Federal Home Bank at September 30, 1997 totaling $18,000,000 of which $5,000,000 is due in November 1998, $8,000,000 is due in August 2000 and $5,000,000 is due in December 2001.

     Cash flows for the nine months ended September 30, 1997 consisted of cash used in investing activities of $21,589,000 offset in part by cash provided by operating activities of $1,634,000 and cash provided by financing activities of $17,750,000, resulting in a decrease in cash and cash equivalents of $2,205,000.

     Cash provided by operating activities was the result of mortgage loan sales of $23,336,000, net operating income of $2,371,000, depreciation and amortization of $644,000 and a provision for possible loan losses of $443,000, partially reduced by mortgage loans originated for sale of $23,242,000, net increase in other assets of $1,311,000, an increase in accrued interest income of $442,000 and net investment security gains of $240,000. Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $32,282,000 and $5,838,000 respectively, net increases in loans to customers of $8,154,000 and the purchase of premises and equipment of $969,000, partially offset by the proceeds from the sale of available-for-sale securities of $12,198,000, from the maturities of available-for-sale securities of $7,389,000 and from the proceeds from maturities of held-to-maturity securities of $5,541,000. Cash provided by financing activities consisted of increases in certificates of deposit of $10,750,000, increases in interest and non-interest bearing demand deposits and savings accounts of $6,482,000 and increases in repurchase agreements of $1,158,000, offset in part by the payment of cash dividends of $846,000. Also affecting financing activities was the issuance of 8,454 new shares of common stock (7,586 shares pursuant to the Dividend Reinvestment Plan and 868 pursuant to the exercising of Stock Options by a Director of the Company) for proceeds of $190,000 and 861 treasury shares of common stock totaling $20,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at September 30, 1997 was $29,384,000 as compared to $26,805,000 at December 31, 1996, for an increase of $2,579,000 or 9.62%. This increase was attributable to net income for the first nine months of 1997 of $2,371,000, proceeds of the sale of common stock pursuant to the Dividend Reinvestment Plan and the Non-Employee Directors Stock Option Plan of $190,000, proceeds of the sale of treasury stock in the Dividend Reinvestment Plan of $20,000 and a reduction of $106,000 of debt related to the Company's Employee Stock Ownership Plan less the payment of cash dividends of $846,000, the payment of cash in lieu of fractional shares from the stock dividend of
$4,000 and an increase of $742,000 in the value of the securities available-for-sale (see discussion on "Investment Securities").

     On June 19, 1997 the Company paid a 5% stock dividend to shareholders of record on May 30, 1997. Fractional shares were paid in cash based on the closing price of $23.875 per share on the record date.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first nine months of 1997, 8,454 shares of common stock were purchased from authorized and unissued shares at an average price of $23.522 per share.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments and the allowance for possible loan losses. Management believes, that as of September 30, 1997, the Company and the Bank met all capital adequacy requirements to which they were subject.

CAPITAL RATIOS

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At September 30, 1997       Amount   Ratio     Amount   Ratio   Amount  Ratio

Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $30,515  15.59%    $15,657   8.00%     N/A
  Bank                      $26,797  13.71%    $15,372   8.00%  $19,216  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $28,066  14.34%    $ 7,829   4.00%     N/A
  Bank                      $23,752  12.15%    $ 7,686   4.00%  $11,529   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $28,066   8.11%    $13,843   4.00%     N/A
    Bank                    $23,752   6.93%    $13,701   4.00%  $17,126   5.00%

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

     The Company is not aware of any known trends, events or uncertainties that will have a material effect on the Company's liquidity, capital resources or operations, except for lower interest rates which could cause a reduction in net interest income and uncertain economic trends, the results of which cannot be determined at this time. The Company is not under any agreement with the regulatory authorities nor is it aware of any current recommendation by regulatory authorities which, if they were implemented, would have a material adverse effect on liquidity, capital resources, or the operations of the Company.

Assets and Liabilities

     Total assets at September 30, 1997 were $343,935,000, representing an increase of 6.70% over total assets of $322,352,000 at December 31, 1996. Deposits increased by $17,232,000 or 6.44% from $267,668,000 on December 31, 1996 to $284,900,000 on September 30, 1997. This increase was the result of growth of $10,750,000 in certifiicates of deposit, $5,967,000 in interest bearing checking checking deposits, $1,768,000 in non-interest checking deposits, offset in part by a decline of $250,000 in savings and club accounts and $3,000 in money market deposits. Loans outstanding at September 30, 1997 were $227,705,000 as compared to $220,117,000 at December 31, 1996. This is an increase of $7,588,000 or 3.45%. The growth in loans was comprised primarily of an increase of $7,085,000 or 12.12% in consumer loans and a $3,107,000 or 3.59% increase in residential real estate loans, offset in part by $2,604,000 or 3.47% decrease in commercial loans. During the first nine months of 1997, $23,336,000 of residential real estate loans were sold. The amount of these sold loans originated in the first nine months of 1997 was $13,914,000 with the remaining $9,422,000 being originated in prior years. The Bank continues to service all of these loans. As of September 30, 1997 there were $627,000 of mortgage loans identified as held-for-sale. The loan to deposit ratio was 79.9% at September 30, 1997 and 82.2% at December 31, 1996.

     Premises and equipment increased by $342,000 to $7,372,000 at September 30, 1997 from $7,030,000 at December 31, 1996. This increase was primarily the result of the purchase of leasehold improvements, furniture and equipment for our new East Stroudsburg branch and renovations to the Main Office.

     The Company had long-term debt totaling $18,406,000 at September 30, 1997 as compared to $18,512,000 at December 31, 1996. Included in this total, the Bank had outstanding borrowings of $18,000,000 from the Federal Home Loan Bank of Pittsburgh at September 30, 1997 and December 31, 1996. Of this amount $5,000,000 matures in November 1998, $8,000,000 matures in August 2000 and the remaining $5,000,000 matures in December 2001. The interest rates associated with these loans as of September 30, 1997 are 5.96% fixed, 5.89% fixed and 5.86% variable (changes quarterly based onthe three month LIBOR plus 8 basis points), respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund residential real estate loans.

Results of Operations

     The net income for the three month period ended September 30, 1997 was $855,000, a $153,000 or 21.79% increase compared to net income of $702,000 for the same period in 1996. The earnings improvement is primarily attributable to increases in net interest income and other income. During the third quarter of 1997, net interest income increased $355,000 or 10.21% as compared to September 30, 1996. Also affecting earnings was a $138,000 increase in the provision for possible loan losses, a $194,000 increase in total other income, exclusive of net security gains of $96,000, an increase in total other expenses of $270,000 and an increase in Federal income taxes of $58,000.

     The net income for the nine months ended September 30, 1997 was $2,371,000, a $364,000 increase from net income of $2,007,000 for the same period in 1996. This increase is primarily attributable to an increase in net interest income of $905,000, a reduction in the provision for possible loan losses of $72,000, a $411,000 increase in other income, exclusive of net security gains of $240,000, partially offset by increases in other expenses and Federal income taxes of $837,000 and $119,000, respectively.

     Per share earnings for the three months ended September 30 were $.52 and $.44 for 1997 and 1996, respectively. Average shares outstanding during this three month period were 1,631,629 in 1997 and 1,605,388 in 1996. The earnings per share were $1.46 for the first nine months of 1997 as compared to earnings per share of $1.26 for the same period in 1996. Average shares outstanding were 1,627,190 for the first nine months of 1997 and 1,600,290 for the first nine months of 1996. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 19, 1997.

Net Interest Income

     Net interest income is the difference between the interest earned on loans, other investments and other interest earning assets and the interest paid on deposits and other interest bearing liabilities. The net interest income amounted to $3,833,000 for the three months ended September 30, 1997, as compared to $3,478,000 for the three months ended September 30, 1996, an increase of $355,000 or 10.21%. During the three month period ended September 30, 1997, interest income increased $727,000 or 12.31% and interest expense increased by $372,000 or 15.33% and interest expense increased by $372,000 or 15.33% over the same time period of 1996. The increase in net interest expense was due in part to growth in certificates of deposit.

     For the nine month period ended September 30, 1997, net interest income increased $905,000 or 9.02% to $10,940,000 over the same period in 1996 of $10,035,000. In this nine month period, interest income increased by $1,838,000 or 10.73% and interest expense increased $933,000 or 13.14% as compared to 1996. This increase in net interest income during the nine month period is due to an increase on interest rates earned on loans and investments as a result of higher interest rates. The increase in interest expense for the nine month period was primarily due to an increase in certificate of deposit balances and higher interest rates. Interest earning assets, including loans were $320,860,000 at September 30, 19976 as compared to $294,788,000 at September 30, 1996. This represents an increase of $26,072,000 or 8.84%.

Other  Income  and  Other  Expenses

     Other income for the three months ended September 30, 1997 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $760,000 as compared to $566,000 for the same period in 1996. This was an increase of $194,000 or 34.28%. In the three month period ended September 30, 1997 service charges were $284,000, a $8,000 or 2.90% increase over the 1996 amount of $276,000. The revenues from the Trust Department operations were $191,000 for the three months ended September 30, 1997 as compared to $177,000 for the three months ended September 30, 1996, an increase of $14,000 or 7.91%. There were $66,000 in gains on the sale of mortgage loans for the three month period ending September 30, 1997 and losses of $18,000 for the same period ended in 1996. Other operating income for the three months ended September 30, 1997 was $219,000 as compared to $131,000 for the same period in 1996, an increase of $88,000 or 67.18%.

     Total other income, including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, increased by 23.76% or $411,000 to $2,141,000 from $1,730,000 for the nine months ended September 30, 1997 over the same time period in 1996. Service charges amounted to $835,000 for the nine months ended September 30, 1997 compared to $787,000 for the nine months ended September 30, 1996, an increase of $48,000 or 6.10%. The revenue from the Trust Department operations was $570,000 for the nine months ended September 30, 1997, representing a $45,000 or 8.57% increase for the nine months ended September 30, 1996. The gain on the sale of mortgage loans amounted to $115,000 for the first nine months of 1997 as compared to a $13,000 loss for the same period in 1996. Other operating income for the nine months ended September 30, 1997 was $621,000 as compared to $431,000 for the same period in 1996. This is an increase of $190,000 or 44.08%.

     Included in net gains on the sale of mortgages loans is $287,000 as a result of the capitalization of mortgage servicing rights (an intangible asset) in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards (FASB) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilitites. Additionally, related amortization of $4,000 is included in Other Operating Expenses.

     Total other expenses for the three month period ended September 30, 1997 increased by $270,000 or 9.02% to $3,265,000 over the total other expenses for the same period in 1996 of $2,995,000. Included in this increase is a $66,000 or 4.77% increase in salary and benefit expenses which were $1,451,000 for the three months ended September 30, 1997 as compared to $1,385,000 for the comparable period in 1996. These increases are primarily due to the additional staff as a result of the opening of the new East Stroudsburg Wal-Mart branch in January 1997, and general salary increases of approximately 4%. Occupancy and equipment expenses were $599,000 for the three month period ended September 30, 1997 and $582,000 for the three month period ended September 30, 1996, a decrease of $33,000 or 5.67%. Other operating expenses for the three month period ended September 30, 1997 were $1,265,000, an increase of $238,000 or 23.05% over the $1,028,000 in other operating expenses for the same period in 1996. These increases are primarily attributable to additional advertising costs associated with heightened marketing efforts and increased data processing services.

     Other expenses for the nine months ended September 30, 1997 increased by $837,000 or 9.56%, to $9,588,000 from $8,751,000 for the same period in 1996.
Salaries and employee benefits were $4,405,000 for the nine months ended September 30, 1997 as compared to $4,186,000 for the nine months ended September 30, 1996 representing an increase of $219,000 or 5.23%. These increases are primarily due to the addition of the East Stroudsburg Wal-Mart branch. Occupancy and equipment expenses were $1,665,000 for the nine months ended September 30, 1997 and $1,658,000 for the nine months ended September 30, 1996, a decrease of $3,000 or 0.18%. Most of this increase is also due to the new branch. Other operating expenses for the nine months ended September 30, 1997 were $3,528,000 in relation to $2,907,000 for the nine months ended September 30, 1996, an increase of $621,000 or 21.36%. These increases are primarily attributable to additional advertising costs associated with heightened marketing efforts and increased data processing services.

Investment  Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at September 30, 1997 and December 31, 1996.

     Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $71,705,000 in available-for-sale securities at September 30, 1997 with a net unrealized gain of $1,089,000. At December 31, 1996 available-for-sale securities amounted to $56,779,000 with a net unrealized gain of $347,000.

     During the three month period ended September 30, 1997 $5,506,000 of securities available-for-sale were sold for a net gain of $6,000. For the same period in 1996, $9,500,000 of available-for-sale securities were sold for a net gain of $36,000. For the first nine months of 1997, net securities gains amounted to $240,000 on the sale of $12,198,000 of available-for-sale securities as compared to securities gains of $300,000 on the sale of $19,795,000 of available-for-sale securities for the same period in 1996.

     Held-to-maturity securities are carried at cost. The held-to-maturity securities totaled $20,387,000 at September 30, 1997. At December 31, 1996 the held-to-maturity securities totaled $20,999,000. The Company has the intent and ability to hold the held-to-maturity securities to maturity. The Company, at September 30, 1997 and December 31, 1996, did not hold any securities identified as derivatives. At September 30, 1997 and December 31, 1996 the Company did hold $1,000,000 and $1,000,000 par value, respectively, in various U. S. Agency Step-up or Multi Step-up securities.

Allowance  and  Provision for Possible Loan Losses

     The provision for loan losses for the three month period ended September 30, 997 was $143,000 compared to $105,000 for the same period in 1996. The provision for loan losses for the first nine months of 1997 was $443,000 as compared to $515,000 for the first nine months of 1996.

     Net loan losses were $113,000 for the three month period ending September 30, 1997. Net loan losses for the same period in 1996 were $105,000. For the first nine months of 1997, net loan losses were $356,000 as compared to $463,000 during the first nine months of 1996.

     The allowance for possible loan losses at September 30, 1997 totaled $2,619,000 an increase of $87,000 over the December 31, 1996 amount of $2,532,000. The allowance for possible loan losses as a percentage of total loans outstanding at September 30, 1997 was 1.15%. This compares to 1.15% at December 31, 1996. As provided by SFAS No. 114, as amended by SFAS No. 118, $89,000 of the allowance for possible loan losses is allocated to impaired loans at September 30, 1996 (see Note E "Impaired Loans").

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

                                                  Sept. 30,    December 31,
                                                    1997          1996

     Non-accrual loans on a cash basis           $  554,000    $1,440,000
     Non-accrual loans as a percentag
        of total loans                                 .24%          .65%
     Accruing loans past due 90 days or more     $1,240,000    $  986,000
     Accruing loans past due 90 days or more
        as a percentage of total loans                 .54%          .45%
     Other Real Estate Owned from
        Foreclosed Property                      $  433,000    $  595,000

     There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at September 30, 1997.

PART 11  -  OTHER INFORMATION

ITEM 5.  Other  Information

     In September, Tomas J. Bamberger was appointed Executive Vice President / Senior Lender. Mr. Bamberger has extensive lending experience in the Lehigh Valley. Prior to joining the Bank, he was employed as Executive Vice President / Senior Loan Officer for Summit Bank and First Valley Bank prior to its acquisition.

     Also in September, Gerald E. Kemmerer retired as Senior Vice President of Lending. Mr. Kemmerer will continue with the Bank as Senior Vice President of Special Projeects.


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


                                        FIRST COLONIAL GROUP, INC.


DATE:  November 13, 1997                BY: ______________________________
                                            S. ERIC BEATTIE
                                            PRESIDENT
                                           (PRINCIPAL EXECUTIVE OFFICER)


DATE:  November 13, 1997                BY:_______________________________
                                           REID L. HEEREN
                                           VICE PRESIDENT
                                          (PRINCIPAL FINANCIAL OFFICER)