Form 10KSB
period 1997-12-31
FIRST COLONIAL GROUP INC
filed 1998-03-30
CIK 714719

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB


 X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for (fee required) for the fiscal year ended December 31, 1997.

       Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.


                         Commission File Number 0-11526

                           FIRST COLONIAL GROUP, INC.
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Pennsylvania                             23-2228154
 ----------------------------------------   ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

               76 South Main Street, Nazareth, Pennsylvania         18064
 -------------------------------------------------------------------------------
             (Address of principal executive offices)            (Zip Code)


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

     The Issuer's revenues for the fiscal year ended December 31, 1997 were $29,267,000.

     The aggregate market value of voting stock held by non-affiliates of the registrant is $50,204,160. (1)

     The number of shares of the Issuer's common stock, par value $5.00 per share, outstanding as of March 18, 1998 was 1,655,101.



                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III:    Certain portions of the 1997 Proxy Statement










     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on March 18, 1998. Includes an aggregate of 174,612 shares, with an aggregate market value of $6,286,032, held by the Trust Department of Nazareth National Bank & Trust Company in Trust for persons other than executive officers, directors and 10% shareholders of the registrant. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

      Transitional Small Business Disclosure Format (Check one): Yes ;  No X

                                     PART 1

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

     Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 1997 total interest earning assets maturing or repricing within one year was less than total interest bearing liabilities maturing or repricing during the same time period by $14,607,000, representing a negative cumulative one year gap of 91.2%. If interest rates rise, the Company could experience a decrease in net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U. S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 6, Management's Discussion and Analysis or Plan of Operation".

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

     Dividends. While the Board of Directors presently intends to follow a policy of paying cash dividends, the dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends will be paid in the future. See the information contained under the caption in "Item
5. Market for Common Equity and Related Stockholder Matters".

     Market for Common Stock. While the Company's common stock is listed on the Nasdaq Stock Market, there is no assurance that an active trading market for the Company's common stock will exist at a particular time. See the information contained under the caption in "Item 5. Market for Common Equity and Related Stockholder Matters".

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

     Year 2000 Compliance. The Company has conducted a comprehensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. The issue with respect to Year 2000 is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company's estimates of the cost to be incurred to prepare for Year 2000 compliance range from $100,000 to $300,000; however, there can be no assurance that the 2000 year problem will not have an adverse effect on the financial condition and results of operations of the Company. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" in "Item 6. Management's Discussion and Analysis or Plan of Operation".

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

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust business. The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services. The Bank has its principal banking office as well as three branch offices in Nazareth, Pennsylvania. It also presently has two branch offices in Bethlehem, Pennsylvania, three branch offices in Easton, Pennsylvania, one branch in Brodheadsville, Pennsylvania, one branch in Stroudsburg, Pennsylvania, one branch in East Stroudsburg, Pennsylvania and one branch in Allentown, Pennsylvania. The Bank has eighteen automated teller machines (ATMs), one at each branch office (except the Main Street Nazareth branch), four free-standing drive-up machines at the Northampton Crossings Shopping Center, Easton, Pennsylvania and free-standing machines at its operation center, The First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania and at St. Luke's Hospital, Fountain Hill, Pennsylvania.

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

     As of December 31, 1997 the Company, on a consolidated basis, had total assets of $346,738,000, total deposits of $282,255,000, and total shareholders' equity of $30,357,000.

Nazareth National Bank and Trust Company

         History and Business

     The Bank was incorporated under the laws of the United States of America as a national bank in 1897 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Northampton County, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 1997, the Bank had total assets of $342,068,000, total deposits of $283,287,000 and total shareholders' equity of $24,760,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking and trust business. The Bank, with its main office at 76 South Main Street, Nazareth, Pennsylvania, also provides services to its customers through its branch network of thirteen full service banks, which includes drive-in facilities at most locations, ATMs at each branch office (except the Main Street Nazareth branch) and bank-by-mail services. Nine of the Bank's full service offices are located in Northampton County, Pennsylvania. Three offices are located in Monroe County, Pennsylvania. One office is located in Lehigh County, Pennsylvania. The Bank also has free standing ATMs located in its Operations Center, the First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania, in the lobby of St. Luke's Hospital in the Borough of Fountain Hill, Pennsylvania and four free-standing drive-up ATM's at Northampton Crossings Shopping Center, Lower Nazareth Township, Easton, Pennsylvania.

     The Bank's services include accepting time, demand and savings deposits, including NOW accounts (Flex Checking), regular savings accounts, money market accounts, fixed rate certificates of deposit and club accounts, including the Vacation Club, the College Club(R) and the Christmas Club. The Bank offers Mastercard(R) and VISA(R), as well as a Constant Cash account (a pre-approved line of credit activated by writing checks against a checking account) and the First Colonial Club(R) and Quality Checking(R) (deposit package programs which provide checking accounts with other services including credit card protection, discount travel, shopping services and other related financial services). Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans, and renting safe deposit facilities. Additional services include making residential mortgage loans (both fixed rate and variable rate), home equity lines of credit, loans to purchase manufactured homes, revolving credit loans with overdraft checking protection, small business loans, student loans, recreational vehicles and new and used car and truck loans.

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

First C. G. Company, Inc.

     In July 1986, the Company established a wholly-owned  subsidiary,  First C.
G. Company, Inc., a Delaware corporation, for the purpose of investing in various types of securities. As of December 31, 1997, First C. G. Company, Inc. had total assets of $4,787,000, of which $1,023,000 was invested in tax-exempt municipal obligations and most of the remaining assets were in other taxable securities and interest-bearing bank deposits. The total shareholders' equity at December 31, 1997 was $4,113,000.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. The regulatory framework is intended primarily for the protection of depositors, other customers and the Federal Deposit Insured Funds and not for the protection of shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank.

         The Company

     The Company is registered as a "bank holding company" under the Bank Holding Act of 1956, as amended (the "Holding Company Act"), and is, therefore, subject to regulation by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board"). The Company is also regulated by the Pennsylvania Department of Banking.

     Under the Holding Company Act, the Company is required to secure the prior approval of the Federal Reserve Board before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank or acquire direct or indirect ownership or control of any voting shares of any bank that is not already majority owned by it, if after such acquisition, it would directly or indirectly own or control more than 5% of the voting shares of such bank. See "Interstate Banking".

     The Company is generally prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh possible adverse effects. The Federal Reserve Board has by regulation determined that certain activities including, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and, certain stock brokerage and investment advisory services are closely related to banking within the meaning of the Holding Company Act.

     Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank currently is rated "satisfactory" under the Community Reinvestment Act.

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

     The Bank is subject to certain limitations on the amount of cash dividends it can pay. See "Note S Regulatory Matters" in the Notes to Consolidated Financial Statements which appears elsewhere herein.

     The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Company and the Company's non-bank subsidiary.

     Substantially all of the deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating. Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits insured by the BIF to the statutory minimum of $2,000 annually for "well-capitalized" banks. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA reduced the amount of FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. DIFA further provides for assessments to be imposed on all insured depository institutions with respect to deposits to pay for the cost of Financing Corporation bonds; however, banks are assessed for this purpose at only one-fifth the rate of the assessment on savings associations until December 31, 1999. As a result of these changes, the deposit insurance assessment for banks and for thrifts has been nearly equalized and will be identical for comparably rated institutions after January 1, 2000, at which time banks will share equally in the FICO assessment and the BIF and SAIF funds will be merged.

         Capital Regulation

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial condition and results of operation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, as of December 31, 1997 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The following tables provide a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

CAPITAL RATIOS

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 1997        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,271   16.03%   $15,609   8.00%      ---    ---
  Bank                      $27,200   13.97%   $15,576   8.00%  $19,470  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $28,829   14.78%   $ 7,804   4.00       ---    ---
  Bank                      $24,163   12.41%   $ 7,788   4.00%  $11,682   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $28,829   8.33%    $13,551   4.00%      ---    ---
  Bank                      $24,163   7.06%    $13,416   4.00%  $16,770   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1996        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $28,596  15.20%    $15,046   8.00%      ---    ---
  Bank                      $25,591  13.59%    $15,065   8.00%  $18,831  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $26,243  13.95%    $ 7,522   4.00%      ---    ---
  Bank                      $22,435  11.91%    $ 7,532   4.00%  $11,299   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $26,243   8.35%    $12,578   4.00%      ---    ---
    Bank                    $22,435   7.20%    $12,456   4.00%  $15,570   5.00%

          Interstate Banking

     On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state after September 24, 1995. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Pennsylvania has enacted a law opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

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

         Fair Value of Financial Instruments

     The Financial Accounting Standards Board ("FASB") issued statement of financial accounting standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", which requires all entities to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits. The Company has provided these disclosures as of December 31, 1997 and 1996 in Note U of the Notes to Consolidated Financial Statements contained under the caption, "Item 7, Financial Statements".

         Accounting for Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Trading securities are measured at fair value with unrealized holding gains and losses included in income. The Company had no trading securities in 1997 and 1996. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements. The classification of securities can be found in Note B of the Notes to Consolidated Financial Statements contained under the caption, "Item 7, Financial Statements".

         Employees

     As of December 31, 1997 the Company had approximately 196 employees, of whom 46 were part-time. The Company considers its relationship with its employees to be good.

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

                                             1997
Available-for-Sale Securities                 Carrying Amount
                                  Amortized      at Fair
                                    Cost          Value

U. S. Treasury                     $ 9,008       $ 9,066
U. S. Government Agency             14,512        14,556
State and Political Subdivisions    16,865        17,330
Mortgage-Backed Securities          26,791        26,812
Other Debt Securities                  ---           ---
Equity Securities                    3,878         5,260
                                   -------       -------
     Total                         $71,054       $73,024


                                             1996
Available-for-Sale Securities                 Carrying Amount
                                  Amortized      at Fair
                                    Cost          Value

U. S. Treasury                     $ 7,020       $ 7,054
U. S. Government Agency             14,272        14,161
State and Political Subdivisions    11,808        11,864
Mortgage-Backed Securities          19,131        19,145
Other Debt Securities                  796           800
Equity Securities                    3,226         3,755
                                   -------        -------
     Total                         $56,253       $56,779

                                              1995
Available-for-Sale Securities                 Carrying Amount
                                 Amortized       at Fair
                                    Cost          Value

U. S. Treasury                     $ 7,002       $ 7,050
U. S. Government Agency             17,066        17,159
State and Political Subdivisions     6,638         6,689
Mortgage-Backed Securities          24,529        24,689
Other Debt Securities                  300           307
Equity Securities                    2,727         3,155
                                   -------       -------
     Total                         $58,262       $59,049


                                               1997
Held-to-Maturity Securities  Carrying Amount at  Approximate
                                  Amortized         Fair
                                    Cost           Value
U. S. Treasury                     $   ---      $   ---
U. S. Government Agency              6,008        6,051
State and Political Subdivisions     3,169        3,233
Mortgage-Backed Securities           8,579        8,662
                                   -------      -------
     Total                         $17,756      $17,946


                                               1996
Held-to-Maturity Securities   Carrying Amount at Approximate
                                   Amortized        Fair
                                     Cost          Value

U. S. Treasury                     $   999      $ 1,003
U. S. Government Agency             10,229       10,243
State and Political Subdivisions     3,217        3,261
Mortgage-Backed Securities           6,554        6,617
                                   -------       -------
     Total                         $20,999      $21,124


                                               1995
Held-to-Maturity Securities   Carrying Amount at Approximate
                                   Amortized        Fair
                                     Cost          Value

U. S. Treasury                     $ 2,997      $ 3,007
U. S. Government Agency              6,524        6,539
State and Political Subdivisions     2,086        2,118
Mortgage-Backed Securities           8,447        8,524
                                   -------       -------
     Total                         $20,054      $20,188

                          INVESTMENT SECURITIES YIELD BY MATURITY

         The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 1997 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%. All average yields were calculated on the book value of the related securities. Equity and other securities having no stated maturity have been included in the "After 10 Years" category.

      Available-for-Sale and Held-to-Maturity Investment Securities Yield
                       by Maturity, at December 31, 1997

AVAILABLE-FOR-SALE
AT FAIR VALUE                                   After 1 But       After 5 But
(Dollars in Thousands,     Within One Year     Within 5 Years    Within 10 Years
 Unaudited)                 Amount   Yield    Amount    Yield   Amount   Yield

U. S. Treasury            $ 2,994     6.05 %   $ 6,072    6.12 % $    --    -- %
U. S. Government Agency        --       --          --      --     11,515  6.88
Mortgage-backed Securities     --       --       1,468    5.67      1,610  6.38
State and Political
 Subdivisions                 480     9.12       1,347    7.48      4,024  7.18
Equity Securities              --       --          --      --         --   --
                            -----     ----     -------    ----    -------  ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES              $ 3,474     6.47 %   $ 8,887    6.25 %  $17,149  6.90%
                           =====     ====     =======    ====    =======  ====
Average Of Avail-for-Sale
 Securities in years         0.78                 2.98               7.74
                            ====                 ====               ====


AVAILABLE-FOR-SALE
AT FAIR VALUE
(Dollars in Thousands,           After 10 Years             Total
 Unaudited)                      Amount   Yield         Amount    Yield

U. S. Treasury                 $   --       -- %       $ 9,066    6.10 %
U. S. Government Agency          3,041    7.44          14,556    7.00
Mortgage-backed Securities      23,734    6.59          26,812    6.53
State and Political
 Subdivisions                   11,479    7.92          17,330    7.75
Equity Securities                5,260    4.06           5,260    4.06
                                 -----    ----           -----    ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES                   $43,514    6.70 %       $73,024    6.68 %
                               =======    ====         =======    ====
Average Of Avail-for-Sale
 Securities in years             21.80                   13.88
                                 =====                   =====


HELD-TO-MATURITY
AT AMORTIZED COST                                After 1 But       After 5 But
(Dollars in Thousands,     Within One Year     Within 5 Years    Within 10 Years
 Unaudited)                 Amount   Yield    Amount    Yield   Amount   Yield

U. S. Government Agency   $   --       -- %   $    --      -- %  $ 6,008  6.79 %
Mortgage-backed Securities     2     9.71         961    6.61      1,465  6.40
State and Political
 Subdivisions                387     8.77       1,213    6.80      1,258  7.53
                          ------     ----     -------    ----    -------  ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES              $  389     8.73 %   $ 2,174    6.72 %  $ 8,731  6.83%
                           =====     ====     =======    ====    =======  ====
Average Of Avail-for-Sale
 Securities in years        0.17                 3.94               8.47
                            ====                 ====               ====


AVAILABLE-FOR-SALE
AT FAIR VALUE
(Dollars in Thousands,           After 10 Years             Total
 Unaudited)                      Amount   Yield         Amount    Yield

U. S. Government Agency       $     --      -- %       $ 6,008    6.79 %
Mortgage-backed Securities       6,151    7.03           8,579    6.88
State and Political
 Subdivisions                      311    7.80           3,169    7.43
                                 -----    ----           -----    ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES                   $ 6,462    7.07 %       $17,756    6.94 %
                               =======    ====         =======    ====
Average Of Avail-for-Sale
 Securities in years             25.54                   13.96
                                 =====                   =====

LOAN PORTFOLIO BY TYPE

     The loan portfolio by type is summarized in the following table for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

Loan Portfolio by Type   (Unaudited)
(Dollars in Thousands) For the Year Ended December 31,

                                1997      1996      1995       1994      1993

Real Estate - Residential     $138,539  $134,013  $122,293  $117,205   $102,481
Real Estate - Construction      12,361    10,923     4,959     2,861      2,557
Real Estate - Commercial        34,579    39,421    35,316    35,673     36,371
Consumer/Installment            35,914    28,870    27,685    24,626     20,743
Commercial (non-Real Estate)
    and Agricultural             9,086     8,715     5,403     7,503      7,168
State and Political
 Subdivisions                      944       906     1,290       288        476
Other                               20        28        13        18         22
                              --------  --------  --------  --------   --------
TOTAL GROSS LOANS              231,443   222,876   196,959   188,174    169,818

Unearned Income                 (1,856)   (2,759)   (3,829)   (2,959)    (1,252)
                              --------  --------  --------  --------   --------
Total Loans                    229,587   220,117   193,130   185,215    168,566

Allowance for Possible
    Loan Losses                 (2,664)   (2,532)   (2,443)   (2,187)    (1,953)
                              --------  --------  --------  --------   --------
NET LOANS                     $226,923  $217,585  $190,687  $183,028   $166,613
                              ========  ========  ========  ========   ========

     At December 31, 1997 there were no categories of loans exceeding 10% of total loans which are not otherwise disclosed as the categories of loans listed in the above table.

LOANS MATURITIES AND INTEREST SENSITIVITY

     The maturity ranges of items in the loan portfolio (excluding residential mortgages of 1 to 4 family residences and consumer loans) of the Bank and the amount of loans with predetermined interest rates and floating interest rates due after one year, as of December 31, 1997, are summarized in the table set forth below. The determination of maturities included in the table are based upon contract terms. Demand loans that do not have a defined repayment term are reported as maturing within one year. In situations where a rollover is appropriate, the Bank's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit with the Bank that are at floating interest rates. Management continues to emphasize the granting of floating interest rate loans to better match the interest sensitivity of deposits.

Loan Maturity and Interest Sensitivity
(Unaudited)

 As of December 31, 1997
(Dollars in Thousands)              Due in      Due in     Due in
                                   One Year     One to      Over
                                   or Less    Five Years  Five Years    Total

Real Estate - Construction         $ 2,518     $ 1,204     $ 8,639     $12,361
Real Estate - Commercial             1,302       5,771      27,506      34,579
Commercial (Non-Real Estate)
     and Agricultural                  800       3,681       4,605       9,086
                                   -------     -------     -------     -------
     TOTAL                         $ 4,620     $10,656     $40,750     $56,026
                                   =======     =======     =======     =======

Loan Maturity After 1 Year With:

     Predetermined Interest Rate               $ 1,253     $ 4,764
     Floating Interest Rate                      9,403      35,986
                                               -------     -------
        TOTAL                                  $10,656     $40,750
                                               =======     =======

     The following table details the Allocation of the Allowance for Possible Loan Losses by the various loan categories. The allocation is not necessarily indicative of the categories in which future loan losses will occur, and the entire allowance is available to absorb losses in any category of loans.

              ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                  (Unaudited)

                                         As of December 31,

                              1997     1996     1995     1994     1993

Loan Categories                        (Dollars in Thousands)

Commercial                  $1,183   $  663   $1,049   $1,142   $  815
Real Estate- Construction        6        7        3       69       80
Real Estate - Residential      191      198      184      143       78
Consumer/Installment           785      811      534      451      393
Unallocated                    499      853      673      382      587
                            ------   ------   ------   ------   ------
     TOTAL                  $2,664   $2,532   $2,443   $2,187   $1,953
                            ======   ======   ======   ======   ======

           PERCENTAGE OF TOTAL LOANS IN EACH CATEGORY TO TOTAL LOANS

                                  (Unaudited)

                                            As of December 31,
                                  1997     1996      1995      1994      1993

Loan Categories                           (Dollars in Thousands)
   Commercial                    19.28%   22.02%    21.33%    23.11%    26.12%
   Real Estate - Construction     5.34     4.90      2.52      1.52      1.52
   Real Estate - Residential     59.86    60.13     62.09     62.28     60.80
   Consumer/Installment          15.52    12.95     14.06     13.09     11.56
                                ------   ------    ------    ------    ------
        TOTAL                   100.00%  100.00%   100.00%   100.00%   100.00%
                                ======   ======    ======    ======    ======

     The average balances of deposits for each of the years ended December 31, 1997, 1996 and 1995 are presented in the following table.

                AVERAGE DEPOSIT BALANCES BY MAJOR CLASSIFICATION

                                  (Unaudited)

                                     For the Year Ended December 31,

                                   1997             1996            1995
                            Average         Average           Average
                            Balance  Rate   Balance   Rate    Balance   Rate

                                         (Dollars in Thousands)
Demand Deposits
   Non-Interest Bearing   $ 31,074   --- % $ 27,826   --- %   $ 23,782   --- %
   Interest Bearing         45,338  1.17     43,206  1.55       42,955  1.84
Money Market Deposits       14,380  2.81     16,297  2.82       17,639  2.81

Savings & Club Accounts     62,746  2.44     62,783  2.49       65,452  2.67
Certificates of Deposit
   under $100,000          118,846  5.58    103,221  5.50       90,925  5.47
Certificates of Deposit
   of $100,000 or more       5,014  4.19      5,167  4.84        6,184  5.24
                            ------  ----     ------  ----       ------  ----

      Total Deposits      $246,324         $258,500           $246,937
                          ========         ========           ========

           MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                  (Unaudited)

                                              At December 31,

(Dollars in Thousands)                        1997     1996
Three Months or Less                        $  428   $  849
Over Three, Through Six Months               1,454    1,542
Over Six, Through Twelve Months                977    1,151
Over Twelve Months                           1,499    1,378
                                            ------   ------
     TOTAL                                  $4,358   $4,920
                                            ======   ======

         There were no brokered deposits at December 31, 1997 and 1996.

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

     The Bank also leases facilities for its branch office located at 44 East Broad Street, Bethlehem, Pennsylvania; its branch office located at 4510 Bath Pike in Hanover Township (Bethlehem), Pennsylvania; its branch office located at 101 South Third Street, Easton, Pennsylvania; its branch office located at 1125
N. Ninth Street, Stroudsburg, Pennsylvania; its branch office located in the Hall Square Retirement Center, 175 W. North Street, Nazareth, Pennsylvania; its branch office located within Redner's Supermarket, Airport Road, Allentown,
Pennsylvania; and its branch office located within Redner's Supermarket, Northampton Crossings Shopping Center, Lower Nazareth Township, Pennsylvania; and its branch office located within Wal-Mart's at 355 Lincoln Avenue, East Stroudsburg, Pennsylvania.

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

Appendix A to Part I:  Executive Officers of the Registrant

     The following table sets forth certain information, as of March 28, 1998, concerning the executive officers of the Company and certain executive officers of the Bank. All executive officers are elected by the respective Boards of Directors of the Company and the Bank and hold office at the discretion of such Boards.

                               Positions                    Positions
 Name/Age                   with the Company               with the Bank

John J. Schlamp 72(a)  Chairman of the Board since    Chairman of the Board
                        January, 1987                 since 1984

S. Eric Beattie 51(b)  President and Chief            President since 1984;
                        Executive Officer since       Chief Executive Officer
                        January, 1987                 since January, 1987

Reid L. Heeren 56 (c)  Treasurer since January,       Executive Vice President
                        1987; Vice President since    and Chief Financial
                        April, 1985                   Officer since August, 1997
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      since January, 1987;
                                                      Cashier since
                                                      November, 1984

Thomas J. Bamberger 56 (d) None                       Executive Vice President
                                                      and Senior Loan Officer
                                                      since September, 1997

Arthur Williams 52 (e)    None                        Executive Vice President,
                                                      Administration since
                                                      August, 1997;Senior Vice
                                                      President, Administration
                                                      since November, 1988.

Barbara A. Seifert 44 (f) None                        Vice President,
                                                      Senior Trust Officer
                                                      since December, 1985




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

(c) Mr. Heeren was previously Senior Vice President, Chief Financial Officer and Cashier of the Bank from January 1987 to August 1997 and Vice President, Finance of the Bank from November, 1984 to January, 1987. Prior to November, 1984, Mr. Heeren was employed by the American Bank and Trust Company, headquartered in Reading, Pennsylvania, as Vice President for Financial Management (September, 1982 to November, 1984) and was Vice President, Community Banking, Chester County, Pennsylvania (March, 1982 to September, 1982).

(d) Mr. Bamberger was previously Executive Vice President and Senior Loan Officer of First Valley Bank/Summit Bank (PA) from February 1984 to September 1997. Prior to that, he was Senior Vice President and Senior Loan Officer of the First National Bank of Allentown from March 1982 to February 1984. Mr. Bamberger started his banking career in October 1967 at Girard Bank in Philadelphia. He was a Vice President and Divisional Manager in commercial lending when he left in February 1982.

(e) Mr. Williams was previously Senior Vice President, Administration of the Bank from November, 1988 to August, 1997 and Vice President of the Bank, serving as branch administrator with business development and commercial lending duties, from April 1985 to November, 1988. Prior to April 1985, Mr. Williams was a Vice President of United Penn Bank, serving as Regional Administrator of its Northern Region (March 1980 to March 1985).

(f) Ms. Seifert was previously Senior Trust Officer of the Bank from 1984 to December, 1985. Prior to 1984, Ms. Seifert held various officer positions in the Trust Division of the Bank beginning in December, 1981.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 1997, there were 760 shareholders of record.

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

The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price was $35.50 in December 1997 and $20.95 in December 1996. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of May 1996 and May 1997 (see "Note T - Equity Transactions" in the "Notes to Consolidated Financial Statements" contained in "Item 7, Financial Statements").


1996                    High             Low         Cash Dividends
                                                       Declared

     First Quarter     $17.91          $16.32           0.1542
     Second Quarter     18.14           16.32           0.1619
     Third Quarter      18.10           17.14           0.1619
     Fourth Quarter     21.90           17.14           0.1619
                                                        ------
     TOTAL                                              0.6399

1997
     First Quarter     $23.57          $21.19           0.1714
     Second Quarter     24.50           22.38           0.1700
     Third Quarter      34.25           23.50           0.1800
     Fourth Quarter     35.50           34.69           0.1800
                                                        ------
     TOTAL                                              0.7014

The Company did not sell any of its equity securities during 1997 that were not registered under the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Consolidated Financial Highlights

(Dollars in Thousands,                                       Percentage Change
 except per share data)     1997       1996       1995      1997/96    1996/95
At Year-End
  Assets                  $346,738   $322,352   $298,514      7.6%      8.0 %
  Deposits                 282,255    267,668    254,102      5.5       5.3
  Loans                    229,587    220,117    193,130      4.3      14.0
  Shareholders' Equity      30,357     26,805     24,767     13.3       8.2
  Trust Assets             245,293    209,144    173,435     17.3      20.6

For the Year
  Net Interest Income     $ 14,613   $ 13,557   $ 12,644      7.8%      7.2 %
  Net Income                 3,283      2,822      1,401     16.3     101.4

Per Share *
  Basic and Diluted
    Net Income            $   2.02   $   1.76   $   0.89     14.8%     97.8 %
  Dividends Paid              0.70       0.64       0.62      9.4       3.2
  Book Value                 18.37      17.19      16.84      6.9       2.1

Financial Ratios
  Return on average assets     .97%       .92%       .48%
  Return on average equity   11.67%     11.16%      5.98%
  Average shareholders'
   equity to average assets   8.30%      8.24%      8.00%


* Per share data have been restated to reflect the 5% stock dividends of May 1997 and May 1996.

                    MANAGEMENT'S DISCUSSION AND ANLAYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following financial review and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of First Colonial Group, Inc. (the "Company") with a primary focus on the analysis of operating results for the years ended December 31, 1997, 1996 and 1995. The Company's consolidated earnings are derived primarily from the operations of Nazareth National Bank and Trust Company (the "Bank") and First C. G. Company, Inc. ("First C. G."). The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, and other detailed information appearing elsewhere in this report. Additional financial information can be found in the Company's Form 10-KSB report, a copy of which may be obtained upon request. During the two most recent fiscal years, there have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure. The information concerning share and per share data included in this discussion has been restated to reflect the 5% stock dividends of May, 1997 and May, 1996.

                           Forward Looking Statements

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Annual Report or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

                         Financial Performance Summary

     First Colonial Group celebrated 100 years of service in 1997 and recorded record net income of $3,283,000. The 1997 net income is 16.3% or $461,000 higher than 1996 net income of $2,822,000. Net income in 1995 was $1,401,000. The basic and diluted earnings per share were $2.02, $1.76 and $0.89 in 1997, 1996 and 1995, respectively. The Company has adopted the Financial Accounting Standards

Board Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share" which requires the Company to present both basic and diluted earnings per share. Diluted earnings per share include the effect of common stock equivalents such as options. The Company's basic and diluted earnings per share numbers were substantially the same for the years ended 1997, 1996 and 1995 (see Note A.11 of the "Notes to Consolidated Financial Statements").

     The Company continued to achieve improvement on return on average assets and return on average equity in 1997. The return on average assets rose to .97% in 1997 from .92% in 1996 and .48% in 1995. The return on average equity was 11.67%, 11.16% and 5.98% in 1997, 1996 and 1995, respectively.

     The Company continued to achieve growth in total assets, loans and deposits. Total assets at December 31, 1997 were $346,738,000 as compared to $322,352,000 at year end 1996. This is an increase of $24,386,000 or 7.6%.
During 1997 total deposits grew by 5.5% or $14,587,000 to a year-end total of $282,255,000. Total deposits at December 31, 1996 were $267,668,000. Total loans amounted to $229,587,000 and $220,117,000 at December 31, 1997 and 1996,
respectively.  The loan increase in 1997 was  $9,470,000 or 4.3%.

     The principal factors contributing to higher earnings in 1997 were a $1,056,000 increase in net interest income, an increase in other income, including service charges, Trust revenues and net gains on the sales of securities and mortgages, of $1,181,000 and a $65,000 decrease in the provision for possible loan losses offset in part by a $1,681,000 increase in other operating expenses and higher Federal income taxes of $160,000. These changes were the result of the Company's continued growth in all areas, including the addition of a new supermarket branch in East Stroudsburg.

     The 1996 earnings increase was the result of a $1,128,000 reduction in the provision for possible loan losses, a $913,000 increase in net interest income and an increase in other income of $368,000. Partially reducing earnings were an increase in operating expenses of $367,000 and an increase in Federal income taxes of $1,421,000.

SELECTED FINANCIAL DATA

(Dollars in Thousands,
except per share data)
For the Year Ended December 31, 1997      1996       1995       1994      1993
CONSOLIDATED SUMMARY OF INCOME:
 Interest Income             $ 25,444  $ 23,135   $ 21,896   $ 18,986  $ 18,525
 Interest Expense              10,831     9,578      9,252      7,152     7,568
                            --------- ---------  ---------  --------- ---------
 Net Interest Income           14,613    13,557     12,644     11,834    10,957
 Provision for Possible
   Loan Losses                    605       670      1,798        420       765
 Gains (Losses) on the
   Sale of Mortgage Loans         178       (30)        22         37       417
 Other Income, Excluding
   Securities and Loan
   Sale Gains                   3,044     2,364      2,230      1,896     1,705
 Securities Gains, Net            601       308         22         97       208
 Other Expense                 13,252    11,571     11,204     10,084     9,845
                            --------- ---------  ---------  --------- ---------
 Income Before Income Taxes
   and Cumulative Effect of
   Accounting Method Change     4,579     3,958      1,916      3,360     2,677
 Applicable Income Taxes        1,296     1,136        515      1,018       769
                            --------- ---------  ---------  --------- ---------
   Net Income                 $ 3,283   $ 2,822    $ 1,401    $ 2,342    $1,908
                            --------- ---------  ---------  --------- ---------
 Cash Dividends Paid          $ 1,139   $ 1,011   $    972   $    936   $   812
 Cash Dividends Paid Per Share   0.70      0.64       0.62       0.60      0.60
 Dividends Paid to Net Income   34.69%    35.82%     69.38%     39.97%    42.56%

PER SHARE DATA:
  Basic Income                $  2.02   $  1.76    $  0.89    $  1.51    $ 1.40
  Diluted Net Income             2.02      1.76       0.89       1.51      1.40
  Basic  Average Common
    Shares Outstanding      1,620,627 1,600,883  1,579,428  1,555,678 1,359,981
  Dilutive Average Common
    Shares Outstanding      1,625,456 1,603,590  1,579,802  1,555,678 1,359,981

CONSOLIDATED BALANCE SHEET DATA:
 Total Assets                $346,738  $322,352   $298,514   $284,553  $268,738
 Loans (Net of
  Unearned Discount)          229,587   220,117    193,130    185,215   168,566
 Mortgage Loans
  Held-for-Sale                   759       721      1,006         69    15,378
 Deposits                     282,255   267,668    254,102    247,532   235,565
 Securities Sold Under
  Agreements to Repurchase      8,804     3,795      6,096      9,027     4,711
 Debt (Short-Term
  and Long-Term)               18,390    18,512      7,643      1,612     1,331
 Shareholders' Equity          30,357    26,805     24,767     22,400    21,994
 Book Value Per Share           18.37     17.19      16.84      15.39     15.26

SELECTED CONSOLIDATED RATIOS:
 Net Income To:
  Average Total Assets            .97%      .92%       .48%       .85%      .76%
  Average Shareholders' Equity  11.67%    11.16%      5.98%     10.51%    10.43%

 Average Shareholders'
  Equity to Average Assets       8.30%     8.24%      8.00%      8.10%     7.24%

CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
(Dollars in Thousands) For the Year Ended December 31,

                         1997                1996                   1995
                        Int   Avg           Int    Avg             Int    Avg
                 Avg    Inc/ Yield/   Avg   Inc/  Yield/    Avg    Inc/  Yield/
                 Bal    Exp  Rate     Bal   Exp    Rate     Bal    Exp    Rate
ASSETS
INT-EARNING
ASSETS
 Int-Bearing
  Balances
  with Banks $  1,252  $  71 5.67%  $1,313 $    78  5.96% $  2,313 $  133  5.75%
 Fed Funds
  Sold             18      1 5.56       16       2  5.43       139      6  4.32
 Inv Sec
  Taxable      69,876  4,592 6.57   67,241   4,386  6.42    73,712  4,477  6.07
  Non-Tax(1)   16,653  1,268 7.62   12,318     935  7.59     8,408    583  6.94
  Loans(1(2)  229,205 19,972 8.71  206,378  18,083  8.76   190,874 16,927  8.87
  Allow for
  Loan Losses  (2,614)  ---  ---    (2,500)   ---   ---     (2,708)   ---   ---
             -------- ------      --------  ------        -------- ------
  Net Loans   226,591 19,972 8.81  203,878  18,083  8.87   188,166 16,927  9.00
             -------- ------      --------  ------        -------- ------
   Total Int-
   Earn
   Assets     314,390 25,904 8.24  284,766  23,484  8.25   272,738 22,126  8.11
  Non-Int
   Earn Assets 24,391   ---  ---    22,305    ---   ---     24,466    ---   ---
             -------- ------      --------  ------        -------- ------
  TOTAL ASSETS,
  INTEREST
  INCOME     $338,781 25,904 7.65 $307,071  23,484  7.65  $293,204 22,126  7.55
             -------- ------      --------  ------        -------- ------

LIABILITIES
INTEREST-BEARING
LIABILITIES
 Int-Bearing
 Deposits
  Demand
  Deposits   $ 45,338    532 1.17 $ 43,206     670  1.55  $ 42,955    791  1.84
  Money
  Market
  Deposits     14,380    404 2.81   16,297     460  2.82    17,639    496  2.81
  Savings &
  Club
  Deposits     62,746  1,530 2.44   62,783   1,566  2.49    65,452  1,750  2.67
  CD's over
  $100,000      5,014    210 4.19    5,167     250  4.84     6,184    324  5.24
  All Other
  Time Dep    118,846  6,636 5.58  103,221   5,675  5.50    90,925  4,970  5.47
             -------- ------      --------  ------        -------- ------
   Total Int-
   Bearing
   Deposits   246,324  9,312 3.78  230,674   8,622  3.74   223,155  8,331  3.73

 Securities
 Sold Under
 Agreements
 to Repurchase  6,459    240 3.72    4,740     149  3.14     9,298    346  3.72
 Other Short-
 Term
 Borrowings     2,792    181 6.48    8,648     487  5.63     5,743    338  5.89
 Long-Term Debt17,955  1,098 6.12    4,171     320  7.67     2,207    236 10.69
             -------- ------      --------  ------        -------- ------
  Total Int-
  Bearing
  Liabilities 273,530 10,831 3.96  248,233   9,578  3.86   240,403  9,251  3.85


NON-INTEREST
BEARING
LIABILITIES
 Non-Int-
 Bearing
 Deposits      31,074   ---  ---    27,826    ---   ---     23,782    ---   ---
 Other Liab     6,054   ---  ---     5,724    ---   ---      5,575    ---   ---
             -------- ------      --------  ------        -------- ------
 TOTAL LIAB   310,658 10,831 3.49  281,783   9,578  3.40   269,760  9,251  3.43
 SHAREHOLDERS'
 EQUITY        28,123   ---  ---    25,288   ---   ---      23,444    ---   ---
             -------- ------      --------  ------        -------- ------
 TOTAL LIAB &
  SHAREHOLDERS'
  EQUITY,
  INTEREST
  EXPENSE    $338,781 10,831 3.20 $307,071   9,578  3.12  $293,204  9,251  3.16

NET INTEREST
INCOME              $ 15,073               $13,906                $12,875
                    --------               -------                -------
 Net Interest
 Spread (3)                  4.28                   4.39                   4.26

 Effect of
 Int-Free
 Sources
 Used to
 Fund Earnings
 Assets                      0.51                   0.49                   0.46

NET INTEREST
MARGIN (4)                   4.79%                  4.88%                  4.72%
       --                    ----                   ----                   ----


     (1) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $460,000, $349,000 and $231,000 for the years 1997, 1996 and 1995, respectively.
The effective tax rate used for the taxable equivalent adjustment was 34%.

     (2) Loan fees of $377,000,  $303,000 and $101,000 for the years 1997,  1996 and 1995, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $1,781,000, $2,212,000 and $682,000 for 1997, 1996 and 1995, respectively.

     (3) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.

     (4) Net interest margin is computed by dividing net interest income by averaging interest-earning assets.

                                Average Balances

     The "Consolidated Comparative Statement Analysis" table sets forth a comparison of average daily balances, interest income and interest expense on a fully taxable equivalent basis and interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities. For purposes of this analysis, the computations in the "Consolidated Comparative Statement Analysis" were prepared using the Federal statutory rate of 34%; there are no state or local taxes on income applicable to the Company. For further information relating to the effective income tax rate of the Company, see Note J of the "Notes to Consolidated Financial Statements". Interest income on loans includes loan fees of $377,000, $303,000 and $101,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                              Net Interest Income

     Net interest income is the difference between the interest income on loans, investments and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company. Therefore, increases in this category are considered by management to be essential to the continued growth in the overall net income of the Company. The net interest income, on a fully taxable equivalent basis, amounted to $15,073,000 for 1997, an increase of 8.4% or $1,167,000 over $13,906,000 in 1996. As shown in the "Rate/Volume Analysis" table, the increase in net interest income in 1997 was attributable to higher net interest income from changes in volume of $860,000 and changes in rates of $307,000. The volume-related change resulted primarily from increased average balances for loans including mortgage loans held-for-sale; (see discussions on "Loan Portfolio" and "Mortgage Loans Held-for-Sale") and an increase in long-term debt and other time deposits, partially offset by a decline in short-term borrowings. The rate-related change was primarily the result of the decrease of interest expense being greater than the decrease on interest earned on assets.

     Net interest income, on a fully taxable equivalent basis, in 1996 increased 8.0% or $1,031,000 over the 1995 figure of $12,875,000. This increase was the result of the increase in interest rates earned on assets exceeding the increase of rates paid on deposits and debt. Also affecting 1996 net interest income was the growth in loans and non-interest- bearing deposits.

     The net interest margin, a measure of net interest income performance, is determined by dividing net interest income by total interest-earning assets. The net interest margin was 4.79% for 1997, 4.88% for 1996 and 4.72% for 1995. The decrease in 1997 was the result of an increase in the average rate paid for interest-bearing deposits and debt. Also, there was a small decline in the average rate earned on interest-earning assets. The result was a decline in the interest spread, the difference of interest earned on assets less the interest paid on deposits and debt. The interest spread was 4.28%, 4.39% and 4.26% for 1997, 1996 and 1995, respectively.

     The following table sets forth a "Rate/Volume Analysis", which segregates in detail the major factors that contributed to the changes in net interest income for the years ended December 31, 1997 and 1996, as compared to the respective previous periods, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into
(1) changes in volume (change in volume times the old rate), (2) changes in rates (change in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non-accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

RATE/VOLUME ANALYSIS
(Dollars in Thousands) (Fully Taxable Equivalent)

                             Increase (Decrease) in Year Ended December 31,
                                1997 to 1996                1996 to 1995
                               Change Due to:              Change Due To:
                            TOTAL   RATE   VOLUME       TOTAL   RATE    VOLUME
                            -----    ---    -----       -----  -----    -----
Interest Income
  Interest-Bearing Balances
   With Banks              $   (7) $  (3) $    (4)     $  (55) $   3   $  (58)
  Federal Funds Sold           (1)    (1)     ---          (4)     1       (5)
  Investment Securities       539     73      466         261    419     (158)
  Loans                     1,889   (140)   2,029       1,156    (88)   1,244
                            -----    ---    -----       -----  -----    -----
  Total Interest Income     2,420    (71)   2,491       1,358    335    1,023
                            -----    ---    -----       -----  -----    -----
Interest Expense
  Demand Deposits,
  Savings & Clubs            (231)  (235)       4        (340)  (250)     (90)
  Time Deposits               921     75      846         631     16      615
  Securities Sold Under
   Agreements to Repurchase    91     37       54        (197)   (27)    (170)
  Short-Term Borrowings      (306)    24     (330)        135    (43)     178
  Long-Term Borrowings        778   (279)   1,057          98   (100)     198
                            -----    ---    -----       -----  -----    -----
  Total Interest Expense    1,253   (378)   1,631         327   (404)     731
                            -----    ---    -----       -----  -----    -----
  Increase in Net
  Interest Income          $1,167   $307   $  860      $1,031 $  739   $  292

                                   Market Risk

     As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets, other than those which possess a short term to maturity. Since most of the Company's interest-bearing assets and liabilities are located at the Bank, the majority of the Company's interest rate risk is at the Bank level. As a result, most interest rate risk management procedures are performed at the Bank level (see discussion on "Interest Rate Sensitivity").

     The Company and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh and Monroe, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of residential real estate loans (60.3% of total loans) and commercial loans supported by real estate (15.1% of total loans) in its loan portfolio (see Note Q of the "Notes to Consolidated Financial Statements"). These loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's Balance Sheet and are subject to interest rate risk (see discussion on "Mortgage Loans Held-for-Sale"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps (see discussions on "Investment Securities" and "Securities Available-for-Sale").

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

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At December 31, 1997, assets of $151,613,000 (44% of total assets) were subject to interest rate changes within one year. This compares to assets subject to interest rate changes within one year of $149,441,000 (46.4% of total assets) at the end of 1996 and $124,779,000 (41.8% of total assets) at the end of 1995. Liabilities subject to rate change within one year were $166,220,000, $167,266,000 and $133,068,000 in 1997, 1996 and 1995, respectively. A negative one-year gap position of $14,607,000 existed as of December 31, 1997. The gap positions at December 31, 1996 and 1995 were negative $17,825,000 and negative $8,289,000, respectively. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was .91 at the end of 1997, compared to .89 at the end of 1996 and .94 at the end of 1995. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at December 31, 1997 for five time-intervals. The Company's liability-sensitive position decreased in 1997 as a result of an increase in non-interest-bearing demand deposits and interest-bearing demand deposits. This change in the deposit mix was due to marketing programs to increase demand deposits. Also affecting an increase in the liability-sensitive position were increases in some longer term loans. Management intends to continue to purchase adjustable rate securities, make adjustable rate loans, market longer-term certificates of deposit and sell fixed-rate mortgage loans to maintain an acceptable gap position.


Interest Sensitivity Analysis

(Dollars in Thousands) as of December 31, 1997

                      0-90   91-180   181-365       1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $   395  $   ---  $    ---   $    ---   $    ---    $   395
Federal Funds Sold    2,200      ---       ---        ---        ---      2,200
Inv Securities       17,236    8,108    19,812     31,969     13,655     90,780
Loans Held-for-Sale     759      ---       ---        ---        ---        759
Loans                47,400   13,218    29,856     74,853     61,596    226,923
Other Assets         12,629      ---       ---        ---     13,052     25,681
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $80,619  $21,326  $ 49,668   $106,822   $ 88,303   $346,738
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 32,800   $ 32,800
Int-Bearing
 Deposits            83,282   22,887    32,857     49,005     61,424    249,455
Securities Sold
 Under Agreements
 to Repurchase        8,804      ---       ---        ---        ---      8,804
Short-Term Borrowings   ---    5,000       ---        ---        ---      5,000
Long-Term Debt          390      ---    13,000        ---        ---     13,390
Other                   ---      ---       ---        ---      6,932      6,932
Capital                 ---      ---       ---        ---     30,357     30,357
                    ------- --------  --------    -------   --------   --------
  TOTAL LIABILITIES
  AND CAPITAL      $ 92,476  $27,887 $ 45,857    $49,005    $131,513   $346,738
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $(11,857) $(6,561)$  3,811    $57,817   $(43,210)  $    ---

Cumulative Int
  Sensitivity Gap  $(11,857)$(18,418)$(14,607)   $43,210   $    ---   $    ---

Cumulative Gap
  RSA/RSL             87.2%    84.7%    91.2%     120.1%     100.0%

     (1)  Historically,   non-interest-bearing  deposits  reflect  insignificant
change in deposit trends and, therefore, the Company classifies these deposits over five years.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest-rate changes that are characteristic of various interest-rate-sensitive assets and liabilities. Consequently, even though the Company currently has a negative gap position because of the unequal sensitivity of these assets and liabilities, management believes that this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of changes in the market value of portfolio value at December 31, 1997 are as follows:


  Dollars in Thousands at December 31, 1997

                                    Market Value of               Percent of
      Changes in Rate              Portfolio Equity                 Change

     + 400 basis points                  22,176                     (17.4)%
     + 300 basis points                  23,417                     (12.8)
     + 200 basis points                  24,774                      (7.7)
     + 100 basis points                  26,275                      (2.1)
         Flat Rate                       26,840                       ---
     - 100 basis points                  28,438                       5.9
     - 200 basis points                  33,184                      23.6
     - 300 basis points                  40,913                      52.4
     - 400 basis points                  49,456                      84.3

     The assumptions used in evaluating the vulnerability of the Company's earnings and capital to changes in interest rates are based on management's consideration of past experience, current position and anticipated future economic conditions. The interest rate sensitivity of the Company's assets and liabilities as well as the estimated effect of changes in interest rates on the market value of portfolio equity could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.

                        Service Charges and Other Income

     Service charge income on deposit accounts amounted to $1,134,000 in 1997 compared to $1,083,000 in 1996 and $1,034,000 in 1995. In 1997, the service charges increased by $51,000 or 4.7% over 1996 and the 1996 increase over 1995 was $49,000 or 4.7%. The increases in 1997 and 1996 were primarily the result of increases in the number of deposit accounts and increases in some deposit-related fees.

     In 1997, the Company had a gain on the sale of mortgage loans of $178,000 as compared to a loss of $30,000 in 1996. In 1995, there was a gain of $22,000 (see discussion on "Mortgage Loans Held-for-Sale").

     Other operating income was $860,000 in 1997, an increase of $275,000 or 47.0% compared to $585,000 in 1996. Other operating income for 1995 was $560,000. The increase in 1997 was primarily from transaction fees earned from a new debit card that was offered to customers in July 1997, transaction charges assessed to non-customers using the Bank's automated teller machines and certain new loan fees.

                    Investment Management and Trust Division

     Revenue from the Bank's Investment Management and Trust Division operations was $1,050,000 in 1997, representing an increase of $354,000 or 50.9% over revenue of $696,000 in 1996. In comparison, the Investment Management and Trust Division revenue for 1996 increased by 9.4% or $60,000 over the 1995 revenue of $636,000. Trust assets are held by the Bank for its customers in a fiduciary or agency capacity, and thus, are not included in the financial statements of the Company. Trust assets were $245,293,000 and $209,144,000 at December 31, 1997 and 1996, respectively, an increase of 17.3%. The market value of Trust assets increased by 22.8% from $252,990,000 in 1996 to $310,773,000 in 1997. The increase in 1997 Trust revenue was the result of the addition of new accounts and increased market values.

                                 Other Expenses

     Salaries and employee benefits represent a significant portion of non-interest expense. These expenses, amounting to $6,033,000, increased by $418,000 or 7.4% in 1997 compared to $5,615,000 in 1996. These expenses in 1996 amounted to an increase of 9.4% over the $5,132,000 reported in 1995. The increase in 1997 was primarily due to salary increases of approximately 4% and the addition of staff for the new East Stroudsburg branch opened in January, 1997. Salary expense in 1996 increased due to normal salary increases of approximately 4% and a full year's expense for the new branches added in 1995.

     Occupancy and equipment expenses were $2,178,000 in 1997, which was $6,000 less than the 1996 amount of $2,184,000. The 1996 amount was 9.7% more than the 1995 occupancy and equipment expense of $1,991,000. The decrease in 1997 was achieved through the implementation of expense control measures which offset the added expenses of the new East Stroudsburg branch and the installation of check image equipment. Most of the increase in 1996 was related to a full year's expense of two new branches opened in 1995 and some major maintenance work on other facilities.

     Other operating expenses (such as advertising, publicity, litigation costs, deposit insurance premiums, data processing fees, legal, accounting, supplies, postage and telephone) in 1997 were $5,041,000, compared to $3,772,000 in 1996 and $4,081,000 in 1995. The increase in 1997 of $1,269,000 or 33.6% was primarily due to higher legal and professional fees and advertising expenses as a result of the implementation of a new marketing program. The decrease in 1996 of $309,000 or 7.6% was the result of a reduction in Federal Deposit Insurance premiums and legal fees offset in part by higher data processing, business development, auditing and supply expenses. The Company's advertising costs are expensed as incurred. Advertising costs were $524,000, $299,000 and $294,000 for the years ended December 31, 1997, 1996 and 1995, respectively (see Notes A.15 and I of the "Notes to Consolidated Financial Statements").

                              Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 1997 and 1996. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements (see Notes A.2. and B of the "Notes to Consolidated Financial Statements").

     Held-to-maturity securities totaled $17,756,000 at December 31, 1997 and $20,999,000 at December 31, 1996. The Company has the intent and ability to hold these securities until maturity. The fair value of these securities was $17,946,000 and $21,124,000 at December 31, 1997 and 1996, respectively.

     The Company, at December 31, 1997 and 1996, did not hold any securities identified as derivatives in the form of Collateralized Mortgage Obligations
(CMOs),  Planned  Amortization  Class  (PAC),  Real Estate  Mortgage  Investment
Conducts (REMICs), Stripped-Mortgage-Backed Securities, interest rate swaps, futures or options. At December 31, 1997 and 1996, the Company held $1,000,000 in various U. S. Agency Step-up or Multi Step-up securities. These Step-up securities are direct obligations of U. S. Government Agencies that have a fixed coupon for an established time period with a call option at the end of that time period. The initial yield is higher than another security with the same end maturity but without the call/step-up feature. If the security is not called, it will step-up to a higher predetermined coupon that may be below the current market yield at the time of the step-up. Management understands the characteristics of these securities and monitors their performance in comparison to U. S. Treasury securities. The Company held adjustable rate mortgage-backed securities issued by U. S. Government Agencies totaling $27,426,000 at December 31, 1997 ($21,723,000 in available-for-sale and $5,703,000 in held-to-maturity) and $19,395,000 at December 31, 1996 ($15,554,000 in available-for-sale and $3,841,000 in held-to-maturity). The interest rates on most of these securities are tied to various indexes, are subject to various caps, and adjust annually. The Company also held fixed rate mortgage-backed securities issued by U. S. Government Agencies totaling $7,943,000 at December 31, 1997 ($5,067,000 in available-for-sale and $2,876,000 in held-to-maturity) and $7,290,000 at
December 31, 1996 ($4,578,000 in available-for-sale and $2,712,000 in held-to-maturity).

                         Securities Available-for-Sale

     The Company had $73,024,000 of securities available-for-sale at December 31, 1997, as compared to $56,779,000 at December 31, 1996. At December 31, 1997,
the net unrealized gain on these securities was $1,300,000, net of the tax effect of $670,000. There was a net unrealized gain of $347,000, net of the tax effect of $179,000 on the available-for-sale securities at December 31, 1996. The net unrealized gain or loss is included in shareholders' equity (see Notes
A.2. and B of the "Notes to Consolidated Financial Statements").

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

     During 1997, $13,279,000 of securities available-for-sale were sold, resulting in a total net gain of $601,000, which was recorded in income and includes net gains on equity securities held by First C. G. of $560,000. The securities sold were primarily U. S. Treasury, U. S. Agency, mortgage-backed and municipal bonds held by the Bank and equity securities held by First C. G. The sales by the Bank were executed to provide liquidity and improve future interest income. The sales of equity securities by First C. G. were made to recognize certain gains and reposition the equity portfolio. Securities purchased by the Company in 1997 totaled $46,283,000. Included in these purchases were $20,374,000 in U. S. Agency mortgage-backed bonds, $16,023,000 in U. S. Agency fixed rate bonds, $6,629,000 in municipal securities, $1,989,000 in U. S. Treasury bonds, and $1,268,000 in equity securities. The securities sold in 1996 totaling $19,842,000 were primarily U. S. Treasury, U. S. Agency, mortgage-backed and municipal bonds held by the Bank and equity securities held by First C. G. The 1996 sales resulted in net gains of $308,000. These gains include net gains of $293,000 on equity securities held by First C. G. The sales were made to provide liquidity, improve future income and diversify the equity portfolio. Security purchases in 1996 amounted to $39,591,000 which were primarily U. S. Agency fixed-rate, U. S. Treasury bonds, municipal securities and U. S. Agency mortgage-backed bonds. In 1995, a net gain on security transactions of $22,000 was recorded on sales of $11,177,000.

                                 Loan Portfolio

     At December 31, 1997, total loans (net of unearned discounts of $1,856,000 in 1997 and $2,759,000 in 1996) of $229,587,000 were $9,470,000, or 4.3% higher than the 1996 amount of $220,117,000. The growth in loans in 1997 was primarily the result of an increase of $7,044,000 or 24.4% in consumer loans, an increase of $4,526,000 or 3.4% in residential real estate loans and an increase of $1,438,000 or 13.2% in real estate construction loans partially reduced by a $4,842,000 or 12.3% decline in real estate commercial loans. Total residential real estate loans were $138,539,000 at December 31, 1997 compared to $134,013,000 at December 31, 1996. Consumer loans totaled $35,914,000 and $28,870,000 at December 31, 1997 and 1996, respectively. At December 31, real estate construction loans were $12,361,000 in 1997 versus $10,923,000 in 1996. Commercial real estate loans were $34,579,000 at December 31, 1997 as compared to the December 31, 1996 total of $39,421,000. Other commercial loans also increased by $371,000 or 4.3% to $9,086,000 at December 31, 1997, as compared to $8,715,000 at December 31, 1996. Municipal loans were $944,000 and $906,000 at
December 31, 1997 and 1996, respectively. This was an increase of $38,000 or 4.2%. The Company's primary geographic area for its lending activities includes Monroe, Northampton and Lehigh counties, Pennsylvania.

     Making loans to businesses and individuals entails risks to the Company, including ascertaining cash flows, evaluating the credit history, assets and liabilities of a potential borrower, and determining the value of the various types of collateral pledged as security. Lending involves determining risks, managing those risks and charging an appropriate interest rate to compensate for taking such risks, and to cover the cost of funds (see previous discussion on "Market Risk").

     The loan to deposit ratio was 81.3% at December 31, 1997, and 82.2% at December 31, 1996. Funds used by the increase in loans were provided primarily by the increase in deposits. Additional information concerning loans is shown in Note C of the "Notes to Consolidated Financial Statements".

                          Mortgage Loans Held-for-Sale

     In 1997, management continued a program of selling most of its newly originated residential real estate loans in the secondary market. The market. The purpose of this plan is to reduce the Company's interest rate risk and to provide funds to support a higher level of loan originations.

     The sales of residential real estate loans in the secondary market for 1997 amounted to $27,145,000. The amount of these loans originated in 1997 was $10,754,000, with the remaining $16,391,000 being originated in prior years of which $721,000 was identified as held-for-sale at December 31, 1996. A net gain of $178,000 was recorded on these sales. In addition, $759,000 of residential real estate loans was identified as held-for-sale at December 31, 1997. All of these loans were originated during 1997. An unrealized loss of $13,000 on these loans is included in other operating expenses for 1997.

     In 1996, the Company originated $18,504,000 of residential real estate loans which were sold in the secondary market. In addition, during 1996, $1,006,000 of these loans that were originated in prior years were sold. A net loss of $30,000 was recognized on these sales in 1996. At December 31, 1996, $721,000 of residential real estate loans were identified as held-for-sale. Included in other operating expenses in 1996 is an unrealized loss of $10,000 on these loans. During 1995, the Company had net gains of $22,000 on the sale of $6,336,000 of residential real estate loans. The other operating expenses for 1995 include an unrealized loss of $4,000 on mortgage loans held-for-sale of $1,006,000 at year-end 1995.

     The Company intends to continue to originate residential real estate loans in 1998 and to sell most of the fixed-rate loans in the secondary market. The Company services all of its sold residential mortgage loans and plans to continue this practice.

                              Non-Performing Loans

     The following discussion relates to the Bank's non-performing loans which consist of those on a non-accrual basis and accruing loans which are past due ninety days or more.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. The Company views these loans as non-accrual, but considers the principal to be substantially collectible because the loans are protected by adequate collateral or other resources. Interest on these loans is recognized only when received. The table "Non-Accrual Loans" on page 23 shows the balance and the effect on interest income of non-accrual loans for each of the periods indicated. There were $813,000 of loans on a non-accrual status at December 31, 1997. The decrease in non-accrual loans during 1997 of $627,000 resulted from the completion of collection efforts on certain loans and a general improvement in economic conditions.

     The Company does not have any significant loans that qualify as "Troubled Debt Restructuring" as defined by SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructuring", at December 31, 1997 and 1996.

Non-Accrual Loans

(Dollars in Thousands)
 at December 31,               1997      1996      1995     1994       1993

Non-accrual loans on
  a cash basis               $  813    $1,440    $2,181    $1,724     $1,569
                             ------    ------    ------    ------     ------
Non-accrual loans as a
  percentage of total loans     .35%      .65%     1.13%      .93%       .93%
                             ------    ------    ------    ------     ------
Interest which would have
  been recorded at
  original rate              $   64    $  210    $  214    $  168     $  134

Interest that was reflected
  in income                     111        40        44       ---        ---
                             ------    ------    ------    ------     ------
Net impact on int income     $   47    $ (170)   $ (170)    $(168)    $ (134)

     Set forth below are the amounts of loans outstanding as of the end of each of the periods indicated that are 90 days and over past due and are on an accrual basis and are not included in the table above. Management continues to accrue interest on these loans since they are secured and in the process of collection and are expected to be eventually paid in full.


Accruing Loans Past Due 90 Days or More

(Dollars in Thousands)
 at December 31,                1997      1996      1995      1994      1993

Accruing loans past due
  90 days or more                $802    $  986     $1,115    $1,069    $  672

Accruing loans past due
 90 days or more as a
 percentage of total loans       .35%      .45%       .58%      .58%      .40%

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

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment at December 31, 1997 and 1996 are as follows:


 (Dollars in Thousands)
   at December 31,                         1997        1996

 Principal amount of impaired loans      $  523    $  1,149
 Accrued interest                           ---         ---
 Deferred loan costs                          1           7
                                            ---       -----
                                            524       1,156
 Less valuation allowance
   at December 31,                         (138)       (128)
                                            ---       -----
                                         $  386    $  1,028

     The activity in the allowance account for credit losses related to impaired loans is as follows:



(Dollars in thousands)
 for the year ended                              1997       1996

 Valuation allowance at January 1,               $128       $238
 Provision for loan impairment                    158        206
 Direct charge-offs                              (148)      (325)
 Recoveries                                       ---          9
                                                 ----       ----
 Valuation allowance at December 31,             $138       $128

     Total cash collected on impaired loans during 1997 was $768,000, of which $657,000 was credited to the principal balance outstanding on such loans, and $111,000 was recognized as interest income.

     Total cash collected on impaired loans during 1996 was $1,486,000, of which $1,446,000 was credited to the principal balance outstanding on such loans and $40,000 was recognized as interest income. Interest that would have been accrued on impaired loans was $64,000 and $210,000 in 1997 and 1996, respectively. The valuation allowance for impaired loans of $138,000 at December 31, 1997 and $128,000 at December 31, 1996 is included in the "Allowance for Possible Loan Losses" which amounts to $2,664,000 and $2,532,000 at December 31, 1997 and 1996, respectively.

     Shown in the following table is the amount of "Other Real Estate Owned" as of the end of each of the periods indicated recorded as an asset on the Company's books as the result of the foreclosure of certain non-performing real estate loans.

 OTHER REAL ESTATE OWNED

 (Dollars in            1997    1996     1995     1994     1993
  Thousands)
  at December 31,

 Other Real Estate    $  284  $  595   $  364   $  373  $  738
   Owned

                             Allowance and Provision
                            for Possible Loan Losses

     The allowance for possible loan losses constitutes the amount available to absorb estimated losses within the loan portfolio. As of December 31, 1997, the allowance for possible loan losses was $2,664,000 as compared to the December 31, 1996 amount of $2,532,000 and the December 31, 1995 amount of $2,443,000.
The allowance for possible loan losses as a percentage of total loans outstanding as of December 31, 1997 was 1.16%. This compares to 1.15% at the end of 1996 and 1.26% at the end of 1995. The increase in the allowance for possible loan losses of $132,000 was the result of management's review of loans outstanding (see discussion on "Loan Portfolio") and non-performing loans (the sum of non-accrual loans and accruing loans past due 90 days or more) of $1,615,000 as of December 31, 1997 as compared to $2,426,000 as of December 31, 1996 (see tables on "Non-Accrual Loans" and "Accruing Loans Past Due 90 Days or More"). Net charge-offs as detailed in the table "Allowance for Possible Loan Losses" were $473,000 in 1997 or $108,000 less than the 1996 amount of $581,000.
The 1997 charge-offs were the result of losses on commercial, consumer and residential real estate loans. The net charge-offs in 1996 were primarily the result of losses on commercial and consumer loans. Net loans charged-off in 1995 were $1,542,000. The ratio of net loan charge-offs to average loans outstanding was .21%, .28% and .81% in 1997, 1996 and 1995, respectively.

     The provision for loan losses for the year ended December 31, 1997 was $605,000 as compared to $670,000 for the year ended December 31, 1996, and $1,798,000 for the year ended December 31, 1995. The decrease in 1997 from 1996 was $65,000. In 1996, the decrease in the provision was $1,128,000 from 1995. The higher level in 1995 was principally the result of the increase in net charge-offs due to an overdraft loss.

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

(Dollars in Thousands)
 For the Year Ended December 31,

                                     1997     1996     1995     1994     1993

Allowance for Loan Losses
 at Beginning of Year            $  2,532 $  2,443 $  2,187 $  1,953  $  1,840
                                  -------- -------- -------- --------  -------
Loans Charged-Off by Category:
   Commercial                         249      365      161      259       392
   Real Estate - Construction          --       --       --       --        --
   Real Estate - Residential           20       31       --       35         3
   Consumer/Installment               301      271      319      144       348
   Other                               --       --    1,278       --        --
                                  -------- -------- -------- --------  -------
                                      570      667    1,758      438       743
                                  -------- -------- -------- --------  -------
Loans Recovered by Category:
   Commercial                          19       39      105      170        57
   Real Estate - Construction          --       --       --       --        --
   Real Estate - Residential            1       --       --       --        --
   Consumer/Installment                77       47       97       82        34
   Other                               --       --       14       --        --
                                  -------- -------- -------- --------  -------
                                       97       86      216      252        91
                                  -------- -------- -------- --------  -------
Net Loans Charged-Off                 473      581    1,542      186       652
                                  -------- -------- -------- --------  -------
Provision Charged to Expense          605      670    1,798      420       765
                                  -------- -------- -------- --------  -------

Allowance for Loan Losses
at End of Period                 $  2,664 $  2,532 $  2,443 $  2,187  $  1,953
                                 ======== ======== ======== ========  ========

Total Loans
   Average                       $228,245 $206,378 $190,874 $178,624  $180,850
   Year-End                      $229,587 $220,117 $193,130 $185,215  $168,566

Net Loans Charged Off to:
   Average Loans                      .21%     .28%     .81%     .10%      .36%
   Loans at Year-End                  .21%     .26%     .80%     .10%      .39%
   Allowance for Possible
    Loan Losses at Year-End         17.76%   22.95%   63.12%    8.50%    33.38%
   Provision for Possible
    Loan Losses                     78.18%   86.72%   85.76%   44.29%    85.23%

Allowance for Possible
 Loan Losses at Year-End to:
   Average Loans                     1.17%    1.23%    1.28%    1.22%     1.08%
   Loans at Year-End                 1.16%    1.15%    1.26%    1.18%     1.16%

                                    Deposits

     Deposits are the primary source of the Company's funds. During 1997, deposits increased by $14,587,000 or 5.5% to a total of $282,255,000 at December 31, 1997, from a total of $267,668,000 at December 31, 1996. Average deposits for 1997 were $277,398,000, an increase of $18,898,000 or 7.3% over the average total deposits for 1996 of $258,500,000. Contributing to the increase in deposits was the strong growth of certificates of deposit as consumers responded to some special higher interest rates offered by the Bank and continued growth in non-interest bearing and interest-bearing checking deposits as a result of the Bank's marketing programs for Quality Checking(R) and Quality Checking Gold(R). Quality Checking(R) is a non-interest bearing account that provides a package of services, including common-carrier accidental death insurance, credit card protection and a discount travel book. Quality Checking Gold(R) is an interest-bearing account that provides all the benefits of Quality Checking(R) plus Travelers Advantage(R) and Shoppers Advantage(R) for a monthly fee of $6.00. The deposit growth in certificates of deposit and checking deposits was partially offset by declines in savings accounts, money market accounts and certificates of deposit over $100,000. The continued growth of deposits by the Company and the banking industry in general could be adversely affected by the flow of funds into mutual funds and other investment options.

     The Bank's time deposits, excluding certificates of deposit under $100,000, increased in 1997 with average balances of $118,846,000, which was $15,625,000 or 15.1% higher than the 1996 average balance of $103,221,000. Non-interest bearing deposits averaged $31,074,000 in 1997 as compared to $27,826,000 in 1996, an increase of $3,248,000 or 11.7%. In addition, there was an increase in average interest-bearing demand deposits of $2,132,000 or 4.9% to $45,338,000 in 1997 from $43,206,000 in 1996. Offsetting some of this growth were declines in average savings and club deposits of $37,000 or 0.6% from an average balance of $62,783,000 in 1996 to an average balance of $62,746,000 in 1997, and declines in average money market deposits which averaged $14,380,000 in 1997 as compared to $16,297,000 in 1996, a decrease of $1,917,000 or 11.8%. Average certificates of deposit over $100,000 were $5,014,000 in 1997 as compared to $5,167,000 in 1996, a decline of $153,000 or 3.0%.

                              Short-Term Borrowings

     The Bank had securities sold under agreements to repurchase totaling $8,804,000 at December 31, 1997 and $3,795,000 at December 31, 1996. At December
31, 1997 and 1996, there were no short-term borrowings in the form of Federal funds purchased, Federal Reserve Bank discount borrowings or Federal Home Loan Bank borrowings. Additional information relating to short-term borrowings can be found in Note G of the "Notes to Consolidated Financial Statements".

                         Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, short-term investment securities, and funds received from the repayment of loans and short-term borrowings. At year-end 1997, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $15,224,000, and securities maturing within one year totaled $3,861,000. At year-end 1996, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $14,214,000, and securities maturing within one year were $2,858,000.

     The Bank is a member of the Federal Home Loan Bank of Pittsburgh, Pennsylvania. The Bank had interest-bearing deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $110,000 at December 31, 1997, and $81,000 at December 31, 1996. These deposits are included in interest-bearing deposits with banks on the Company's financial statements. As a result of this relationship, the Bank places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh in place of other banks. The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $12,895,000, all of which was available at December 31, 1997.

     The Bank had three long-term loans from the Federal Home Loan Bank of Pittsburgh totaling $18,000,000 at December 31, 1997. All of these loans were originated in 1996 with the proceeds used to fund the growth in residential real estate loans. The loans are for $5,000,000 due November, 1998, at a fixed rate of 5.96%, $8,000,000 due August, 2000, at a fixed rate of 5.89% until August, 1998, at which time the rate may be converted at the option of the lender to a variable rate at LIBOR plus 6 basis points; and $5,000,000 due December, 2001, at a variable rate of 5.86%. This rate changes quarterly in January, April,

July and October at LIBOR plus 8 basis points. If the lender elects to convert the fixed rate loan to a variable rate, the Bank may prepay the loan in full at the time of conversion without a penalty. The Bank had the same three long-term loans totaling $18,000,000 from the Federal Home Loan Bank at December 31, 1996 (see Note H of the "Notes to Consolidated Financial Statements").

     Cash flows for the year ended December 31, 1997 consisted of Cash Provided by Operating Activities of $3,691,000 and Cash Provided by Financing Activities of $18,740,000, offset in part by Cash Used In Investing Activities of
$21,531,000; resulting in a net increase in cash and cash equivalents of $900,000. The Cash Provided by Operating Activities was comprised principally of proceeds from mortgage loan sales of $27,145,000, net income of $3,283,000, depreciation and amortization of $884,000 and a provision for possible loan losses of $605,000 reduced in part by mortgage loans originated for sale of $27,183,000 and amortization of deferred fees on loans of $601,000. The Cash Used in Investing Activities was primarily for the purchase of $40,485,000 of available-for-sale securities, and $5,838,000 of held-to-maturity securities, a net increase in loans to customers of $10,130,000 and the purchase of $1,126,000 of premises and equipment. These cash uses were partially offset by the proceeds from the sale of securities available-for-sale of $13,279,000, proceeds from the maturities of securities available-for-sale of $13,961,000 and proceeds from the maturities of securities held-to-maturity of $8,047,000. The Cash Provided by Financing Activities was comprised of a net increase in certificates of deposit of $10,783,000, a net increase in interest and non-interest bearing demand deposits of $3,804,000 and a net increase in repurchase agreements of $5,009,000. The sale of common shares and treasury shares pursuant to the Dividend Reinvestment Plan resulted in proceeds of $394,000. Partially offsetting these increases were cash dividends paid of $1,139,000 and the purchase of treasury stock of $107,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at December 31, 1997 was $30,357,000 as compared to $26,805,000 at December 31, 1996, an increase of $3,552,000 or 13.3%. This increase was primarily attributable to retained earnings and the sale of common shares pursuant to the Dividend Reinvestment Plan. At December 31, 1997, unrealized gains on securities available-for-sale, which are included in shareholders' equity, amounted to $1,300,000 (net of tax effect of $670,000).

Included in shareholders' equity at December 31, 1996 was $347,000 (net of tax effect of $179,000) of unrealized losses on securities available-for-sale (see discussion on "Securities Available-for-Sale").

     On June 19, 1997, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on May 30, 1997. Fractional share9s were paid in cash based on a per share price of $23.625. The Company also paid a 5% stock dividend on June 19, 1996 to shareholders of record on May 31, 1996. The number of average shares and per share information in this report has been restated to reflect these 5% stock dividends.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. In 1997, 11,696 common shares were purchased pursuant to this Plan at an average price of $24.51 for total proceeds of $287,000. The shares purchased in 1997 were comprised of 10,292 new common shares at an average price of $24.73 for proceeds of $254,000 and 1,404 common shares from Treasury shares at an average price of $22.86 for proceeds of $33,000. In 1996, 14,449 common shares were purchased pursuant to the Plan at an average price of $17.16 per share. The total proceeds were $248,000. New common shares purchased in 1996 totaled 10,701 at an average price of $17.24 for proceeds of $184,000. The remaining purchase of 3,749 shares were from Treasury shares at an average price of $17.09 for proceeds of $64,000.

     A Non-Employee Director Stock Option Plan was adopted by the Company in 1994. This plan provides for the awarding of stock options to the Company's non-employee directors. No options were issued under this Plan in 1997. Pursuant to this plan, in 1996, options to purchase 1,157 shares of the Company's common stock at a price of $17.62 per share were granted to a certain non-employee director. A non-employee director exercised options for 868 shares in 1997 at a price of $14.69 per share. During 1996, options for 289 shares of the Company's common stock were exercised by a non-employee director at a price of $14.69 per share.

     The Company also has a "Stock Option Plan" that was originally adopted in 1986 and the "1996 Stock Option Plan" that was adopted in 1996 which provide for the granting of options to acquire the Company's common stock to officers and key employees. In 1997, options to purchase 19,000 shares of the Company's common stock at a price of $23.50 per share were granted to certain officers. There were no options granted under these Plans in 1996. In 1997, options for 5,742 shares of the Company's common stock issued under the 1986 Plan were exercised at an average price of $16.46 per share. During 1996, options for

5,742 shares of the Company's common stock issued pursuant to the 1986 Plan were exercised at an average price of $17.75 per share. In January 1998, options to purchase 29,500 shares of the Company's common stock at a price of $37.00 per share were granted to certain officers.

     On January 1, 1996, the Company adopted the Financial Accounting Standards Board standard SFAS No. 123, "Accounting for Stock-Based Compensation", which allows an entity to use a fair-value based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the Standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25. The adoption of SFAS No. 123 had no material effect on the Company's consolidated financial position or results of operations. Additional information relating to the Company's Stock Option Plans can be found in Notes A.8. and N of the "Notes to Consolidated Financial Statements".

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Additional information relating to the Company's and Bank's capital requirements and capital ratios can be found in Note S of the "Notes to Consolidated Financial Statements".

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

                                   Year 2000

     During 1997, the Company conducted a comprehensive review of its computer systems and operations to identify the areas that could be affected by the "Year 2000" issue. The Company is in the process of implementing a plan to address all "Year 2000" issues. To date, confirmations have been received from the Company's primary computer software and processing vendors that they are addressing the "Year 2000" issue. Current estimates of the cost to be incurred to prepare for the "Year 2000" range from $100,000 to $300,000.

     The Bank has contacted its major customers to advise them to review their own systems for possible "Year 2000" problems. In making credit decisions for major borrowers, the Bank will consider the impact of "Year 2000" issues.

     The "Year 2000" potential problems create risk for the Company from unforeseen problems in its own computer systems and from third parties; such as other financial institutions, the Federal government, Federal agencies, vendors and customers. Failures of the Company's or third parties' computer systems could have a material effect on the Company's abilities to conduct business and especially to process and account for the transfer of funds electronically.


                           Earnings Per Common Share

     During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS 128)". SFAS 128
eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128.

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

                   Accounting for Transfers and Servicing of
                     Financial Assets and Extinguishments of
                                  Liabilities

     The Company has adopted the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adoption of this statement had no material impact on the Company's consolidated financial position or results of operations

                         Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for years beginning after December 15, 1997. SFAS No. 130 requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. The effect of adopting SFAS No. 130 is not expected to be material.

                Disclosures About Segments of an Enterprise and
                               Related Information

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management is currently evaluating the disclosure impact of SFAS No. 131 on its financial statements.


                      Quarterly Financial Data (Unaudited

     The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to reflect retroactively the 5% stock dividends of May, 1997 and May, 1996.

QUARTERLY FINANCIAL DATA (Unaudited)

Dollars in Thousands,
except per share data

                                             Three Months Ended
      1997                      Dec. 31     Sept. 30     June 30     March 31

Interest  income                $6,471       $6,631      $6,312       $6,030
Net interest income              3,673        3,833       3,634        3,473
Provision for possible
 loan losses                       162          143         187          113
Net gain (loss) on sale
of securities and mortgages        424           72         144          139
Income before income taxes       1,289        1,191       1,132          967
Net income                      $  912       $  855      $  812       $  704
                                ======       ======      ======       ======
Net income per share of
 common stock                   $ 0.56       $ 0.52      $ 0.50       $ 0.44
                                ======       ======      ======       ======


      1996                      Dec. 31     Sept. 30     June 30     March 31

Interest  income                $6,000       $5,904      $5,652       $5,579
Net interest income              3,522        3,478       3,322        3,235
Provision for possible
 loan losses                       155          105         305          105
Net gain (loss) on sale of
 securities and mortgages          (17)          18         145          132
Income before income taxes       1,151          980         970          857
Net income                      $  815       $  702      $  690      $   615
                                =======      ======      ======      =======
Net income per share of
 common stock                   $ 0.50       $ 0.44      $ 0.43      $  0.39
                                =======      ======      ======      =======

               Report of Independent Certified Public Accountants



Board of Directors
First Colonial Group, Inc.

     We have audited the accompanying consolidated balance sheets of First Colonial Group, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Colonial Group, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 9, 1998

Item 7.  Financial Statements

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) At December 31,          1997            1996
ASSETS
  Cash and Due From Banks                   $  12,629        $  11,729
  Federal Funds Sold                            2,200            2,200
                                            ---------        ---------
    Total Cash and Cash Equivalents            14,829           13,929

  Interest-Bearing Deposits With Banks            395              285
  Investment Securities
    (Fair Value:  1997 - $17,946;
     1996- $21,124)                            17,756           20,999
  Securities Available-for-Sale at Fair Value  73,024           56,779
  Mortgage Loans Held-for-Sale                    759              721
  Total Loans, Net of Unearned Discount       229,587          220,117
  Less:  Allowance for Possible Loan Losses    (2,664)          (2,532)
                                            ---------        ---------
  Net Loans                                   226,923          217,585
  Premises and Equipment, Net                   7,299            7,030
  Accrued Interest Income                       2,232            2,020
  Other Real Estate Owned                         284              595
  Other Assets                                  3,237            2,409
                                            ---------        ---------
    TOTAL  ASSETS                           $ 346,738        $ 322,352
                                            =========         ========
LIABILITIES
  Deposits
    Non-Interest-Bearing Deposits           $  32,800        $  31,450
    Interest-Bearing Deposits
     (Includes Certificates of Deposit
      in Excess of $100:  1997 - $4,358;
      1996 - $4,920)                          249,455          236,218
                                            ---------        ---------
  Total Deposits                              282,255          267,668

  Securities Sold Under Agreements
   to Repurchase                                8,804            3,795
  Long-Term Debt                               18,390           18,512
  Accrued Interest Payable                      3,466            3,205
  Other Liabilities                             3,466            2,367
                                            ---------        ---------
    TOTAL LIABILITIES                         316,381          295,547
                                            ---------        ---------
SHAREHOLDERS' EQUITY
 Preferred Stock: Par Value $5.00 a share          --               --
   Authorized - 500,000 shares, none issued

 Common Stock: Par Value $5.00 a share
   Authorized: 10,000,000 shares
   Issued:  1,655,413 shares in 1997
    and 1,560,634 shares in 1996                8,277            7,803
 Additional Paid-in Capital                    11,014            9,212
 Retained Earnings                             10,250            9,975
 Less: Treasury Stock at Cost: 2,779 shares
  in 1997 and 861 in 1996                         (94)             (20)
 Employee Stock Ownership Plan Debt              (390)            (512)
 Net Unrealized Gain on Securities
  Available-for-Sale                            1,300              347
                                            ---------        ---------
    TOTAL SHAREHOLDERS' EQUITY                 30,357           26,805
                                            ---------        ---------
    TOTAL LIAB AND SHAREHOLDERS' EQUITY     $ 346,738         $322,352
                                            =========         ========

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


(Dollars in Thousands,
except per share data)
For the Year Ended December 31,

                                               1997        1996        1995
INTEREST INCOME
    Interest and Fees on Loans             $ 19,943    $ 18,052     $ 16,896
    Interest on Investment Securities
      Taxable                                 4,592       4,386        4,477
      Tax-Exempt                                837         617          384
    Interest on Deposits with Banks and
      Federal Funds Sold                         72          80          139
                                             ------      ------       ------
        Total Interest Income                25,444      23,135       21,896
                                             ------      ------       ------
INTEREST EXPENSE
    Interest on Deposits                      9,312       8,622        8,332
    Interest on Short-Term Borrowings           421         636          684
    Interest on Long-Term Debt                1,098         320          236
                                             ------      ------       ------
        Total Interest Expense               10,831       9,578        9,252
                                             ------      ------       ------
NET INTEREST INCOME                          14,613      13,557       12,644
    Provision for Possible Loan Losses          605         670        1,798
                                             ------      ------       ------
    Net Interest Income After Provision
        for Possible Loan Losses             14,008      12,887       10,846
                                             ------      ------       ------
OTHER INCOME
    Trust Revenue                             1,050         696          636
    Service Charges on Deposit Accounts       1,134       1,083        1,034
    Investment Securities Gains, Net            601         308           22
    Gains (Loss) on Sale of Mortgage Loans      178         (30)          22
    Other Operating Income                      860         585          560
                                             ------      ------       ------
       Total Other Income                     3,823       2,642        2,274
                                             ------      ------       ------
OTHER EXPENSES
    Salaries and Employee Benefits            6,033       5,615        5,132
    Net Occupancy and Equipment Expense       2,178       2,184        1,991
    Other Operating Expenses                  5,041       3,772        4,081
                                             ------      ------       ------
        Total Other Expenses                 13,252      11,571       11,204
                                             ------      ------       ------
Income Before Income Taxes                    4,579       3,958        1,916
Applicable Income Taxes                       1,296       1,136          515
                                             ------      ------       ------
NET INCOME                                  $ 3,283     $ 2,822      $ 1,401
                                           ========    ========     ========
PER SHARE DATA
    Basic and Diluted Net Income            $  2.02     $  1.76      $  0.89
    Cash Dividends                          $  0.70     $  0.64      $  0.62


See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)

                                                            Unreal.
                                                            Net Gain
                           Add.                            (Loss) on
                Common   Paid-In Retained Treas.  ESOP     Sec. Avail
                 Stock   Capital Earnings Stock   Debt      for Sale   Total
Balance at
 Jan 1, 1995   $ 7,277   $ 7,794  $ 9,138 $ --- $ (775)     $(1,034)  $22,400
   1995

Net Income                          1,401                               1,401
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (15,573
 shares)            78       171                                          249
Cash
 Dividends
 Paid                                (972)                               (972)
ESOP Loan
 Pymt                                              132                    132
Unall ESOP
 Shares
 Committed
 to
 Employees
 (4,724
 shares)                       3                                            3
Unreal Net
 Gain on
 Sec Avail-
 for-Sale                                                    1,554      1,554
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1995    7,355     7,968    9,567   ---   (643)        520     24,767

   1996

Net Income                          2,822                               2,822
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (10,191
 shares)            51       133                                          184
Sale of
 Common Stock
 under Stock
 Option Plan
 (5,731 shs)        28        78                                          106
Purchase of
 Treasury Stock
 (4,431 shs)                                (102)                        (102)
Sale of
 Treasury Stock
 under Div
 Reinv Plan
 (3,570)                     (18)             82                           64
Cash Div Paid                      (1,011)                             (1,011)
Stock Div
 Paid of 5%
 (73,712 shs)      369     1,032   (1,401)                                ---
Cash in Lieu
 of Fractional
 Shares                                (2)                                 (2)
ESOP Loan
 Pymt                                              131                    131
Unall ESOP
 Shares
 Committed
 to
 Employees
 (5,636 shs)                   19                                           19


Unreal Net
 Loss on
 Sec Avail-
 for-Sale                                                     (173)      (173)
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1996    7,803     9,212   9,975    (20)  (512)        347     26,805

   1997

Net Income                         3,283                                3,283
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (10,036
 shares)            50       204                                          254
Sale of
 Common
 Stock
 under
 Stock
 Option
 Plan (6,610
 shares)            33        74                                          107
Purchase of
 Treasury
 Stock
(3,279)
 shares)                                   (107)                         (107)
Sale of
 Treas Stock
 under
 Dividend
 Reinv Plan
(1,361
 shares)                                     33                            33
Cash
 Dividends
 Paid                             (1,139)                              (1,139)
Stock
 Dividend
 of 5%
 (78,132
 shares)           391     1,474  (1,865)                                 ---
Cash in
 Lieu of
 Fractional
 Shares                               (4)                                  (4)
ESOP Loan
 Pymt                                              122                    122
Unall ESOP
 Shares
 Committed
 to
 Employees
 (4,415
 shares)                      50                                           50
Unreal Net
 Gain on
 Sec Avail-
 for-Sale                                                      953        953
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1997  $ 8,277   $11,014  $10,250 $ (94)$ (390)     $1,300    $30,357

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) For the Year Ended Dec 31,

                                                    1997      1996       1995
OPERATING ACTIVITIES
   Net Income                                   $  3,283  $  2,822  $  1,401
   Adjustments to Reconcile Net Income to
    Net Cash Provided by (Used in)
    Operating Activities:
       Provision for Possible Loan Losses            605       670     1,798
       Depreciation and Amortization                 884       748       624
       Accretion of Security Discounts               (70)     (130)     (152)
       Amortization of Security Premiums             124       179       186
       Deferred Taxes                               (277)      (99)     (156)
       Amortization of Deferred Fees on Loans       (170)     (110)       48
       Investment Securities Gains, Net             (601)     (308)      (22)
       Loss (Gain) on Sale of Mortgage Loans        (178)       30       (22)
       Mortgage Loans Originated for Sale        (27,183)  (24,690)   (7,273)
       Mortgage Loan Sales                        27,145    19,509     6,336
       Changes in Assets and Liabilities:
           Increase in Accrued Interest Income      (212)     (142)     (130)
           Increase (Decrease) in Accrued
            Interest Payable                         261      (220)      743
           Decrease (Increase) in Other Assets      (545)        1        75
           Increase (Decrease) in Other
            Liabilities                              625        (6)      384
                                                --------  --------   -------
Net Cash Provided by (Used in)
 Operating Activities                              3,691    (1,746)    3,840
                                                --------  --------   -------
INVESTING ACTIVITIES
   Proceeds from Maturities of Securities
    Available-for-Sale                            13,986    15,401    11,055
   Proceeds from Maturities of Securities
    Held-to-Maturity                               8,047     5,671     3,284
   Proceeds from Sales of Securities
    Available-for-Sale                            13,279    19,842    11,177
   Purchase of Securities Available-for-Sale     (40,485)  (32,686)  (19,306)
   Purchase of Securities Held-to-Maturity        (5,838)   (6,905)   (2,836)
   Net (Increase) Decrease in Interest-
    Bearing Deposits With Banks                     (110)      550      (434)
   Net Increase in Loans                         (10,130)  (22,614)   (9,937)
   Purchase of Premises and Equipment             (1,126)     (997)   (1,508)
   Proceeds from Sale of Other
    Real Estate Owned                                846       361       463
                                                --------  --------   -------
Net Cash Used in Investing Activities            (21,531)  (21,377)   (8,042)
                                                --------  --------   -------
FINANCING ACTIVITIES
   Net (Decrease) Increase in Interest
    and Non-Interest-Bearing Demand Deposits
    and Savings Accounts                           3,804     3,143   (12,555)
   Net Increase in Certificates of Deposit        10,783    10,423    19,125
   Net Increase (Decrease) in Long-Term Debt         ---    18,000       (87)
   Net Increase (Decrease) in
    Repurchase Agreements                          5,009    (2,302)   (2,931)
   Net Increase (Decrease) in
    Short-Term Borrowings                            ---    (7,000)    6,250
   Proceeds from Issuance of Common Stock            361       290       252
   Purchase of Treasury Stock                       (107)     (102)      ---
   Proceeds from Sale of Treasury Stock               33        64       ---
   Cash Dividends Paid                            (1,139)   (1,011)     (972)
   Cash in Lieu of Fractional Shares                  (4)       (2)      ---
                                                --------  --------   -------
Net Cash Provided by Financing Activities         18,740    21,503     9,082
                                                --------  --------   -------
Increase (Decrease) in Cash and
 Cash Equivalents                                    900    (1,620)    4,880
Cash and Cash Equivalents, January 1,             13,929    15,549    10,669
                                                --------  --------   -------
Cash and Cash Equivalents, December 31,         $ 14,829  $ 13,929   $15,549
                                                ========  ========   =======

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables are in thousands, except per share data) December 31, 1997 and 1996

NOTE A - SUMMARY OF ACCOUNTING POLICIES

First Colonial Group, Inc. (the "Company") is a one bank holding company of Nazareth National Bank and Trust Company (the "Bank"). The Bank is an independent community bank providing retail and commercial banking services through its thirteen offices in Northampton, Lehigh, and Monroe counties in northeastern Pennsylvania.

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

2.  Investment  Securities

     As required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies debt and marketable equity securities in three categories: trading, available-for-sale and held-to-maturity. Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company does not have any securities classified as trading securities. Available-for-sale securities are measured at fair value, with unrealized gains and losses, net of tax effect, reported in equity. Held-to-maturity securities are carried at amortized cost, and the Company has the positive intent and ability to hold such securities until maturity. The Company's classification of its investment securities into these categories is detailed in "Note B - Investment Securities".

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

Alternatively, the Standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's Stock Option Plans are accounted for under APB Opinion No. 25. The adoption of SFAS No. 123 had no material effect on the Company's consolidated financial position or results of operations (see Note N).

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

11.  Per Share Information

     During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)". SFAS 128
eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods earnings per share calculations have been restated to reflect the adoption of SFAS No. 128. Basic and diluted earnings per share are calculated as follows. There is no difference between basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995.

  For the Year Ended December 31,

                                                                       Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
         1997

Net Income                                  $3,283

Basic Earnings Per Share
  Income Available to Common Shareholders   $3,283      1,620,627      $  2.02

Effect of Dilutive Securities
  Stock Options                                             4,829
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $3,283      1,625,456      $  2.02
                                            ------      ---------      -------
         1996

Net Income                                  $2,822

Basic Earnings Per Share
  Income Available to Common Shareholders   $2,822      1,600,883      $  1.76

Effect of Dilutive Securities
  Stock Options                                             2,707
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $2,822      1,603,590      $  1.76
                                            ------      ---------      -------
         1995

Net Income                                  $1,401

Basic Earnings Per Share
  Income Available to Common Shareholders   $1,401      1,579,428      $  0.89

Effect of Dilutive Securities
  Stock Options                                               174
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $1,401      1,579,602      $  0.89
                                            ------      ---------      -------

Average common shares outstanding in 1997, 1996 and 1995 do not include 23,138, 26,688 and 30,587, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6 (see Note A.8.). Share and per share information have been restated to reflect the 5% stock dividends of May, 1997 and May, 1996.

12.  Statement of Cash Flows

     The Company considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

     Cash paid for interest was $11,120,000,  $9,798,000 and $8,509,000, for the
years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for taxes was $1,465,000 in 1997, $1,353,000 in 1996 and $440,000 in 1995.

13.  Financial Instruments

     The estimated fair value as of December 31, 1997 and 1996 of the Company's assets and liabilities considered to be financial instruments, which consist primarily of securities, loans and deposits as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are provided in Note U.

14.   Contributions

     In 1996, the Company adopted SFAS No. 116, "Accounting for Contributions Received and Made". This statement requires that unconditional promises to make contributions be recognized as expenses in the period the promise is made. The present value of contribution commitments was $5,000, $18,000 and $38,000 at December 31, 1997, 1996 and 1995, respectively. These amounts were included in the Company's total contribution expense of $61,000, $51,000 and $142,000 for 1997, 1996 and 1995, respectively.

15.  Advertising Costs

     The AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 93-7, "Reporting on Advertising Costs", which requires disclosures regarding an entity's advertising activities. The Company's advertising costs are expensed as incurred. Advertising costs were $524,000, $299,000 and $294,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

17.  Transfer and Servicing of Assets and Extinguishments of Liabilities

     The Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishments of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets, and extinguishments of liabilities occurring after December 31, 1996. Adoption of this new statement did not have a material impact on the Company's consolidated financial position or results of operations.

18.  Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for years beginning after December 15, 1997. SFAS No. 130 requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. The effect of adopting SFAS No. 130 is not expected to be material.

19.  Disclosures About Segments of an Enterprise and Related Information

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management is currently evaluating the disclosure impact of SFAS No. 131 on its financial statements.

20.  Stock Dividend

     The Company reduced retained earnings and increased additional paid-in-capital for the year ended December 31, 1994 to charge retained earnings for the stock dividends paid at the fair value of additional shares issued which were previously recorded at par value.

21.  Reclassifications

     Certain reclassifications of prior years amounts have been made to conform to the 1997 presentation.

NOTE B - INVESTMENT SECURITIES

     The Company classifies debt and marketable equity securities in three categories: trading, available-for-sale and held-to-maturity as required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for

Certain Investments in Debt and Equity Securities". Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 1997, 1996 and 1995. Available-for-sale securities are measured at fair value, with unrealized gains and losses reported, net of tax, as a component in equity. Held-to-maturity securities are carried at amortized cost.

     Available-for-sale securities had unrealized holding gains of $1,300,000 (net of the tax effect of $670,000) in 1997 and unrealized holding gains of $347,000 (net of the tax effect of $179,000) in 1996. At December 31, the equity securities in the available-for-sale category include Federal Reserve Bank stock in the amount of $239,000 in 1997 and 1996, and Federal Home Loan Bank stock in the amount of $1,699,000 in 1997 and $1,659,000 in 1996 which are carried at cost.

     The amortized cost, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity securities at December 31, 1997 and 1996 are summarized as follows.

                                                     1997
Available-for-Sale Securities                  Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                     $ 9,008   $    58       $    --     $ 9,066
U. S. Government Agency             14,512        72            28      14,556
State and Political Subdivisions    16,865       465            --      17,330
Mortgage-Backed Securities          26,791       116            95      26,812
Other Debt Securities                  ---       ---            --         ---
Equity Securities                    3,878     1,393            11       5,260
                                   -------   -------       -------     -------
     Total                         $71,054   $ 2,104       $   134     $73,024


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


                                                     1997
Held-to-Maturity Securities                    Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                     $   ---   $    --       $    --     $   ---
U. S. Government Agency              6,008        46             3       6,051
State and Political Subdivisions     3,169        64            --       3,233
Mortgage-Backed Securities           8,579        99            16       8,662
                                   -------   -------       -------     -------
     Total                         $17,756   $   209       $    19     $17,946


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

     The following table lists the maturities of debt securities at December 31, 1997 and 1996, classified as available-for-sale and held-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Maturities of Debt Securities

At December 31, 1997             Available-for-Sale     Held-to-Maturity
                                Carrying      Fair     Carrying       Fair
                                  Value       Value      Value       Value

Debt Securities
  Due in one year or less      $  3,459      $3,474    $   387      $   389
  Due after one year
   through five years             7,342       7,419      1,213        1,226
  Due after five years
   through ten years             15,450      15,539      7,266        7,343
  Due after ten years            14,134      14,520        311          326
                               --------     -------     ------       ------
                                 40,385      40,952      9,177        9,284
Mortgage-backed securities       26,791      26,812      8,579        8,662
Equity securities                 3,878       5,260        ---          ---
                               --------     -------     ------       ------
Total investments              $ 71,054     $73,024    $17,756      $17,946

Maturities of Debt Securities

At December 31, 1967             Available-for-Sale     Held-to-Maturity
                                Carrying      Fair     Carrying       Fair
                                  Value       Value      Value       Value

Debt Securities
  Due in one year or less      $    900      $  904    $ 1,954      $ 1,951
  Due after one year
   through five years            10,814      10,878      3,475        3,498
  Due after five years
   through ten years             11,293      11,213      7,566        7,598
  Due after ten years            10,889      10,884      1,450        1,460
                               --------     -------     ------       ------
                                 33,896      33,879     14,445       14,507
Mortgage-backed securities       19,131      19,145      6,554        6,617
Equity securities                 3,226       3,755        ---          ---
                               --------     -------     ------       ------
Total investments              $ 56,253     $56,779    $20,999      $21,124

     Investment securities with a carrying amount of $14,001,000 and $7,994,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. There were no securities held other than U. S. Treasury or
U. S. Agencies from a single issuer which represented more than 10% of shareholders' equity. Proceeds from sales of investments in debt and equity securities during 1997, 1996 and 1995 were $13,279,000, $19,842,000 and
$11,177,000, respectively. Gross gains of $615,000 and gross losses of $14,000 were realized on those sales in 1997. Gross gains of $418,000 and gross losses of $110,000 were realized on the sales in 1996. In 1995, gross realized gains were $93,000 and gross realized losses were $71,000.

NOTE C - LOANS

     Major classifications of loans at December 31, 1997 and 1996 are as follows:

                                       1997              1996
Real Estate/Residential            $ 138,539         $ 134,013
Real Estate/Construction              12,361            10,923
Real Estate/Commercial                34,579            39,421
Consumer/Installment                  35,914            28,870
Commercial (Non-Real Estate)
  and Agricultural                     9,086             8,715
State and Political Subdivisions         944               906
Other                                     20                28
                                   ---------         ---------
  Total Gross Loans                  231,443           222,876
      Less Unearned Discount          (1,856)           (2,759)
                                   ---------         ---------
  Total Loans                      $ 229,587         $ 220,117

     Included in total gross loans are unamortized loan fees totaling $137,000 at December 31, 1997 and $395,000 at December 31, 1996. There were loans totaling $813,000 on which the accrual of interest has been discontinued or reduced at December 31, 1997. During 1997, an average of $821,000 of loans was on non-accrual status. Non-accrual loans at December 31, 1996 amounted to $1,440,000 and averaged $1,979,000 during 1996. Loans 90 days and over past due and still accruing totaled $802,000 at December 31, 1997 and $1,283,000 at December 31, 1996.

NOTE D - ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Transactions in the allowance for possible loan losses were as follows.

Year Ended December 31,                 1997       1996       1995
Beginning Balance                     $ 2,532    $ 2,443    $ 2,187

Additions
  Provisions for loan losses
    charged to operating expenses         605        670      1,798
  Recoveries of loans                      97         86        216
                                      -------    -------    -------
      Total Additions                     702        756      2,014
  Deductions
    Loans charged-off                    (570)      (667)    (1,758)
                                      -------    -------    -------
  Ending Balance                      $ 2,664    $ 2,532    $ 2,443

NOTE E  -  IMPAIRED LOANS

     The recorded investment in impaired loans and the valuation for credit losses related to loan impairment are as follows.


 At December 31,                           1997           1996            1995

 Principal amount of impaired loans      $  523       $  1,149        $  2,035
 Accrued Interest                           ---            ---             ---
 Deferred loan costs                          1              7               4
                                         ------       --------        --------
                                            524          1,156           2,039
 Less valuation allowance                  (138)          (128)           (238)
                                         ------       --------        --------
                                         $  386       $  1,028        $  1,801


 At December 31,                           1997           1996            1995
 Cash collected on impaired loans
    credited to principal balance        $  657       $  1,446          $  138
    Recognized as interest income           111             40              44
                                          -----         ------          ------
        Total                            $  768       $  1,486          $  182

 Interest that would have accrued
    on impaired loans                     $  64         $  210          $  214

     The valuation allowance for impaired loans at December 31, 1997, 1996 and 1995 is included in the "Allowance for Possible Loan Losses" which amounts to $2,664,000, $2,532,000 and $2,443,000, respectively.

     On January 1, 1995, a valuation for credit losses related to impaired loans was established as a part of the allowance for possible loan losses. The activity in this allowance account is as follows.


 Year ended December 31,                    1997           1996           1995

 Valuation allowance at January 1,       $  128          $  238         $  160
 Provision for loan impairment              158             206            187
 Direct charge-offs                        (148)           (325)          (125)
 Recoveries                                 ---               9             16
                                         ------            ----           ----
 Valuation allowance at December 31,     $  138            $128           $238

NOTE F - PREMISES AND EQUIPMENT

     Major  classifications  of these  assets at December  31, 1997 and 1996 are
summarized     as    follows.

                             Estimated Useful Lives     1997              1996

    Land                               ----           $  939            $  939
    Premises                       10 - 20 years       6,948             6,855
    Equipment                       3 - 10 years       5,329             4,337
                                                      ------            ------
                                                      13,216            12,131
    Accumulated depreciation
     and amortization                                 (5,917)           (5,101)
                                                      ------            ------
    Total Premises and Equipment                      $7,299            $7,030

     Depreciation and amortization expense amounted to $857,000, $730,000 and $607,000 in 1997, 1996 and 1995, respectively.

NOTE G - SHORT-TERM BORROWINGS

 FEDERAL RESERVE DISCOUNT BORROWINGS

 Year Ended December 31,                   1997          1996          1995

 Balance outstanding at December 31,    $   ---        $  ---        $  ---
 Maximum amount outstanding at
   any month-end during the year        $   ---        $  ---        $  ---
 Average amount outstanding
   during the year                      $   ---        $   10        $  ---
 Average interest rate during
   the year                                 ---%         5.12%          ---%

 FEDERAL HOME LOAN BANK BORROWINGS

 Year Ended December 31,                   1997          1996          199
 Balance outstanding at December 31,   $    ---       $  ---        $ 7,000
 Maximum amount outstanding at any
    month-end during the year          $  6,890       $10,000       $11,000
 Average amount outstanding
   during the year                     $  1,217       $ 3,400       $ 6,109
 Average interest rate during
   the year                                5.85%         5.51%         6.34%

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $12,895,000, all of which was available at December 31, 1997.

     There were no short-term borrowings in the form of Federal Funds purchased at December 31, 1997, 1996 and 1995.

 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

 Year Ended December 31,                   1997          1996          1995
 Balance outstanding at December 31,   $  8,804       $ 3,795       $ 6,096
 Maximum amount outstanding at any
    month-end during the year          $ 14,290       $ 7,087       $12,332
 Average amount outstanding
   during the year                     $  6,459       $ 4,740       $ 9,298
 Average interest rate during
   the year                                3.72%         3.14%         3.72%

NOTE H -  LONG-TERM  DEBT

     The Company had long-term borrowings from the Federal Home Loan Bank of Pittsburgh totaling $18,000,000 at December 31, 1997 and $18,000,000 at December 31, 1996. These loans will mature in one to four years. The weighted average interest rate on these loans was 5.94% and 5.65% at December 31, 1997 and 1996, respectively. The Company also has an obligation as a party to the Employee Stock Ownership Plan debt, which is discussed in Note K. The principal payments due on the Company's debt at December 31, 1997 are as follows.

                                      ESOP         FHLB          Total
                                      Debt         Debt           Debt

 1998                                $  65      $ 5,000        $ 5,065
 1999                                   65          ---             65
 2000                                   65        8,000          8,065
 2001                                   65        5,000          5,065
 2002                                   65          ---             65
 2003 and beyond                        65          ---             65
                                     -----      -------        -------
 Total                               $ 390      $18,000        $18,390

NOTE I - OTHER OPERATING EXPENSES

     The following items which are greater than 1% of the aggregate of "Total Interest Income" and "Total Other Income" are included in "Other Operating Expenses" for the respective years indicated.

                                              1997       1996      1995

 Advertising                                $  524     $  299    $  294
 Consulting Fees                            $  530     $  269    $  276
 Data Processing Services                   $  607     $  594    $  515
 Federal Deposit Insurance Premiu           $   34     $    2    $  288
 Litigation Costs and Legal Fees            $  587     $  147    $  405
 Postage                                    $  247     $  247    $  258
 Printing, Stationery and Supplie           $  363     $  343    $  299

NOTE J - INCOME  TAXES

     The Company uses the liability method of accounting for income taxes.

     Applicable income tax expense (benefit) in the consolidated statements of income is as follows.

 Year Ended December 31,                  1997           1996           1995
 Federal
     Current                            $1,573       $  1,235         $  671
     Deferred (benefit)                   (277)           (99)          (156)
                                        ------         ------           ----
     Total                              $1,296         $1,136           $515

     The income tax provision reconciled to the tax computed statutory Federal rate is as follows.

 Year Ended December 31,                  1997           1996           1995
 Federal tax expense
   at statutory rate                    $1,557         $1,346           $651
 Increase (decrease)
   in taxes resulting from:
     Tax-exempt investment
       securities income                  (261)          (195)          (124)
     Tax-exempt interest
       on loans                            (16)           (18)           (19)
   Other, net                               16              3              7
                                        ------       --------           ----
   Applicable Income Taxes              $1,296       $  1,136           $515

         Deferred tax assets and liabilities consist of the following.

 At December 31,                            1997           1996
 Deferred Tax Assets:
    Loan Loss Reserve                     $  614        $   561
    Deferred Compensation                    428            433
    Post-Retirement Benefits                  59             51
    Deferred Loan Fees                        67             84
    Depreciation                              30             21
    Miscellaneous Reserves                   220            ---
    Other                                     15             40
                                        ---------     ----------
       Total                               1,433          1,190
                                        ---------     ----------

 Deferred Tax Liability:
    Unrealized Securities Gains              670            179
    Other                                    ---             35
                                        ---------     ----------
       Total                                 670            214
                                        ---------     ----------
 Net                                  $      763    $       976

     Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided.

NOTE K- EMPLOYEE STOCK OWNERSHIP PLAN

     The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees.

     In 1993, the ESOP borrowed $650,000 from a bank payable over ten years. The interest rate on this loan is that bank's prime rate plus 1.25% (for an interest rate of 9.75% at December 31, 1997 and 9.50% at December 31, 1996). The balance outstanding on this loan was $390,000 at December 31, 1997.

     During 1997, the ESOP made the final principal payments on two additional loans. In 1985, the ESOP borrowed $350,000 from a commercial bank. The loan was payable over twelve years, with interest and principal due quarterly. This loan had interest at a rate of 87.5% of prime plus 1/4% which was 7.47% at December 31, 1996. This loan was paid in full at maturity on March 31, 1997. The ESOP borrowed an additional $385,000 in August 1987 from a commercial bank. This loan was payable over ten years, with interest and principal due quarterly. The loan had an interest rate of 92% of the prime rate (for an interest rate of 7.59% at December 31, 1996). This loan matured on July 1, 1997 and was paid in full. The ESOP's total outstanding debt at December 31, 1996 was $512,000.

     These obligations have been recorded as a liability on the books of the Company and are collateralized by stock of the Bank. Interest expense represents the actual interest paid by the ESOP. The interest incurred on ESOP debt was $41,000, $52,000 and $67,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

     Compensation expense related to the ESOP amounted to $275,000, $229,000 and $178,000 for the years ended December 31, 1997, 1996 and 1995, respectively. As provided by SOP 93-6 (see Note A.8.), the ESOP compensation expense includes $50,000 in 1997 and $18,000 in 1996 and $3,000 in 1995, which is the fair market value of the shares related to the August 1993 loan that were allocated to the employees during these years. The number of shares released was 4,415 in 1997, 5,637 in 1996 and 4,724 in 1995.

     Dividends on unallocated shares used for debt service were $23,000, $38,000 and $37,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The total shares held by the ESOP were 215,066 and 213,446 at December 31, 1997 and 1996, respectively. ESOP shares have been restated to reflect the 5% stock dividends of May, 1997 and May, 1996.

NOTE L - OTHER BENEFIT PLAN

     Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. A participating employee may contribute a maximum of 8% of his or her compensation. The Company will contribute $.50 for each $1.00 up to the first 5% that each employee contributes. Company payments are charged to current operating expenses. These contributions were $84,000, $71,000 and $55,000 in 1997, 1996 and 1995, respectively.

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

     The following table sets forth the funded status of the Officers' Supplemental Retirement Plan and the Deferred Directors' Plan and the amounts recognized in the Company's balance sheets at December 31, 1997 and 1996.

Actuarial present value of benefit obligations is as follows:

                                              Officers'        Deferred
                                            Supplemental       Directors'
                                          Retirement Plan         Plan

at December 31,                            1997     1996     1997     1996
Accumulated benefit obligation, all of
 which is vested                          $  55    $  47    $ 477    $ 495

Projected benefit obligation
  for service rendered to date            $(366)   $(200)   $(477)   $(495)
Plan assets at fair value                    --       --       --       --
                                          -----    -----    -----    -----
Projected benefit obligation
  in excess of plan assets                 (366)    (200)    (477)    (495)
Unrecognized net (gain) loss from past
  experience different from that
  assumed and effects of changes
  in assumptions                            (43)    (207)       5        6
Prior service cost not yet recognized
  in net periodic pension cost               --       --       --       --
Unrecognized net assets at December 31,
  being recognized over 15 years             (5)      (5)      --       --
Adjustment to recognize
  additional minimum liability               --       --       (5)      (6)
                                          -----    -----    -----    -----
Accrued Pension Cost                      $(414)   $(412)   $(477)   $(495)

     The weighted average assumed discount rate and weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 6.0%, respectively, in 1997, 1996 and 1995 for the Officers' Supplemental Retirement Plan. The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for the Deferred Directors' Plan was 7.5% in 1997, 1996 and 1995. The weighted average expected long-term rate of return on assets was 8% for 1997, 1996 and 1995 for the Officers' Supplemental Retirement Plan and 9.0% in each of those years for the Deferred Directors' Plan.

 Net pension cost included the following components.

                                              Officers'        Deferred
                                            Supplemental       Directors'
                                          Retirement Plan         Plan
at December 31,                    1997    1996    1995    1997   1996   1995
Service cost - benefits
  earned during the period        $  10   $  15    $ 14    $ --   $ --   $ --
Interest cost on projected
  benefit obligation                 11      15      15      36     36     36
Net amortization and deferral       (19)    (10)    (11)     --     --     --
                                   ----    ----   ----     ----   ----   ----
Net Periodic Pension Cost          $  2    $ 20    $ 18    $ 36   $ 36   $ 36

NOTE M - POST-RETIREMENT BENEFIT

     The Company sponsors a post-retirement plan that covers a certain number of retired employees and a limited group of current employees. This plan provides medical insurance benefits to a group of previously qualified retirees and spouses and to current full-time employees who were 60 years of age or older on January 1, 1992 and who have retired from the Company after attaining age 65 and are fully vested in the ESOP at the time of retirement. This plan is currently unfunded.

     As permitted by SFAS No. 106, the Company elected to delay the recognition of the transition obligation by aggregating $308,000, which arose from adopting SFAS No. 106, and amortize this amount on a straight-line basis over 20 years. This election is recorded in the financial statements as a component of net periodic post-retirement benefit cost.

     The Company has determined the actuarially computed expense associated with this benefit for 1997, 1996 and 1995. The components of the net periodic post-retirement benefit cost for the years ended December 31 were as follows.

 Year Ended December 31,                      1997       1996         1995
 Service cost - benefits
   earned during the period                 $  ---     $  ---       $   5
 Interest cost on accumulated
   benefit obligation                           14         15          25
 Amortization of transition obligation           8          8          15
                                            ------     ------       -----
 Net periodic post-retirement benefit cost  $   22     $   23       $  45

     The assumptions used to develop the net periodic post-retirement benefit cost and the accrued post-retirement benefit cost were as follows.

                                      1997          1996          1995

 Discount rate                        7.00%         7.00%         7.00%
 Medical care cost trend rate        10.00%        11.00%        12.00%

     The medical care cost trend rate used in the actuarial computation ultimately is reduced to 7.0% in the year 2000 and subsequent years. This was accomplished using 1.0% decrements for the years 1993 through 2000.

         The table of actuarially computed plan assets and benefit obligations for the Company is presented below.

 At December 31,                                            1997         1996
 Accumulated post-retirement benefit obligation:
    Retirees                                                $203         $181
    Active, eligible employees                               ---           36
    Active, not-yet-eligible employees                       ---          --
                                                            ----         ----
 Accumulated post-retirement benefit obligation              203          217
 Plan assets at fair value                                   ---          ---
                                                            ----         ----
 Accumulated benefit obligation in excess of plan assets     203          217
 Unrecognized transition obligation                         (232)        (247)
 Unrecognized net gain (loss)                                 93           92
                                                            ----         ----
 Accrued post-retirement benefit cost                       $ 64         $ 62

     At December 31, 1997, $173,000 of the accrued post-retirement benefit cost is included in "Total Other Liabilities". The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would have been to increase the net periodic post-retirement benefit cost by $16,000 and the accrued post-retirement benefit cost by $1,000.

     Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $22,000, $22,000 and $28,000 in 1997, 1996 and 1995, respectively. The cost is accrued over the service periods of employees expected to receive benefits. Past-service costs are being amortized principally over 30 years


NOTE N - STOCK OPTIONS

     The Company adopted a Stock Option Plan in 1996 that was similar to the Stock Option Plan established in 1986. Under the Stock Option Plans, options to acquire shares of common stock may be granted to the officers and key employees. The Stock Option Plans provide for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plans may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from date of grant. In 1997, options to purchase 19,000 common shares of the Company's stock at a price of $23.50 per share were awarded under this plan. No options were granted under these Plans in 1996. In January of 1998, options to purchase 29,500 shares of the Company's common stock at a price of $37.00 per share were awarded. The aggregate number of shares which may be issued under these plans are 287,706 shares of common stock.

     In 1994, a Non-Employee Directors Stock Option Plan was adopted. This Plan provides for the awarding of stock options to the Company's Directors. Pursuant to this Plan, on May 1, 1994, each non-employee director of the Company was automatically granted an option to purchase 1,157 shares of the Company's common stock at the fair market value of the Company's common stock of $14.69 per share. The Plan additionally provides that any non-employee director who is first elected by the shareholders as a director of the Company or any subsidiary after May 1, 1994, shall, as of that date of such election, automatically be granted an option to purchase 1,157 shares of the Company's common stock. In addition, on the fifth anniversary of the initial option grant, persons who continue to be non-officer directors shall each be granted additional options to purchase 1,157 shares of the Company's common stock. The aggregate number of shares which may be issued under the Non-Employee Director Stock Option Plan is 23,152 shares of common stock.

     Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below

Year Ended December 31,                         1997       1996       1995
 Net Income                   As reported     $3,283     $2,822     $1,401
                              Pro forma       $3,265     $2,814     $1,385

 Basic earnings per share     As reported     $ 2.02     $ 1.76     $ 0.89
                              Pro forma       $ 2.01     $ 1.76     $ 0.88

 Diluted earnings per share   As reported     $ 2.02     $ 1.76     $ 0.89
                              Pro forma       $ 2.01     $ 1.75     $ 0.88

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 2.1%, 3.1% and 3.8%; expected volatility of 39.0%, 39.5% and 54.3%; risk-free interest rates of 6.7%, 7.0% and 7.2%; and expected lives of 10 years.

     A summary of the status of the Company's Employee Stock Option Plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below. The number of shares and price per share have been restated to reflect the 5% stock dividends of May, 1997 and May, 1996.

Year Ended December 31,                        1997
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         12,079    $  15.29
Granted                                  19,000       23.50
Exercised                                 5,742       16.46
                                         ------    --------
Outstanding at end of year               25,337    $  21.42

Options exercisable at year-end           4,753
Weighted average fair value of
   options granted during the year                 $  23.50

Year Ended December 31,                        1996
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         17,821    $  16.43
Granted                                   None          ---
Exercised                                 5,742       17.75
                                         ------    --------
Outstanding at end of year               12,079    $  15.79

Options exercisable at year-end           8,913
Weighted average fair value of
   options granted during the year                     N/A

Year Ended December 31,                        1995
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         17,821    $  16.43
Granted                                   None          ---
Exercised                                 None          ---
                                         ------    --------
Outstanding at end of year               17,821    $  16.43

Options exercisable at year-end          15,721
Weighted average fair value of
   options granted during the year                     N/A

     The following information applies to options outstanding at December 31, 1997.

                                    EMPLOYEE STOCK OPTION PLAN

      Number outstanding                                     25,337
      Range of exercise prices                           $15.19 - $23.50
      Weighted-average exercise price                        $21.42
      Weighted-average remaining contractual life          9.12 years

A summary of the status of the Company's Non-Employee Director Stock Option Plan as of December 31, 1997 and 1996, and changes during the years ending on those dates are presented below. The number of shares and price per share have been restated to reflect the 5% stock dividends of May, 1997 and May, 1996.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

Year Ended December 31,                       1997
                                                  Weighted
                                                   Average
                                                  Excercise
                                        Shares      Price
Outstanding at beginning of year        10,413    $  14.92
Granted                                   None        ---
Exercised                                  868       14.69
Expired                                    289       14.69
                                         -----    --------
Outstanding at end of year               9,256    $  14.96

Options exercisable at year-end          5,785
Weighted average fair value of
   options granted during the year                    N/A


Year Ended December 31,                       1996
                                                  Weighted
                                                   Average
                                                  Excercise
                                        Shares      Price
Outstanding at beginning of year        10,413    $  14.60
Granted                                  1,157       17.62
Exercised                                  289       14.69
Expired                                    868       14.69
                                         -----    --------
Outstanding at end of year              10,413    $  14.92

Options exercisable at year-end          3,858
Weighted average fair value of
   options granted during the year                $  17.62


Year Ended December 31,                       1995
                                                  Weighted
                                                   Average
                                                  Excercise
                                        Shares      Price
Outstanding at beginning of year         9,256    $  14.69
Granted                                  2,314       14.29
Exercised                                 None        ---
Expired                                  1,157       14.69
                                         -----    --------
Outstanding at end of year              10,413    $  14.60

Options exercisable at year-end          2,025
Weighted average fair value of
   options granted during the year                $  14.29

The following information applies to options outstanding at December 31, 1997.

                      NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

 Number outstanding                                        9,256
 Range of exercise prices                             $14.29 - $17.62
 Weighted-average exercise price                          $14.96
 Weighted-average remaining contractual life             6.78 years

NOTE O - COMMITMENTS AND CONTINGENCIES

     The Company has non-cancellable operating lease agreements in excess of one year with respect to various buildings and equipment. The minimum annual rental commitments at December 31, 1997 are payable as follows.

                         Operating Leases
             1998                           $   381
             1999                               373
             2000                               388
             2001                               406
             2002                               394
             2003 and beyond                  1,947
                                            -------

            Total                           $ 3,889

     The total rental expense was $421,000,  $530,000 and $594,000 in 1997, 1996 and 1995, respectively.

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

     The contract or notional amounts as of December 31, 1997 are as follows.

     Financial instruments whose contract amounts represent credit risk:

          Commitments  to extend  credit  $18,354
          Standby  letters of credit      $ 5,330

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

     When deemed necessary, collateral held by the Bank for financial instruments varies, but may include personal or commercial real estate, accounts receivable, inventory, equipment, certificates of deposit or marketable securities. The extent of collateral held for any one financial instrument ranges up to 100%. The average collateral held on financial instruments was 87.3% as of December 31, 1997.

NOTE Q - CONCENTRATIONS OF CREDIT RIS

     The Bank grants commercial, real estate and installment loans to customers primarily in Northampton, Monroe and Lehigh Counties, Pennsylvania. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of Northampton, Monroe and Lehigh Counties.

     At December 31, 1997, the Bank had residential real estate loans outstanding totaling $138,539,000, which is 60.3% of total loans. The Bank also had real estate related commercial loans outstanding at December 31, 1997 totaling $34,579,000, which is 15.1% of total loans. Loans to various residential apartment building owners totaling $8,368,000 are included in the Bank's total real estate commercial loans. These loans represent 24% of the total real estate related commercial loans.

NOTE R - RELATED PARTY TRANSACTIONS

     The amount of loans by the Company to its directors and executive officers was approximately $1,311,000 and $3,087,000 at December 31, 1997 and 1996, respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

     An analysis of the 1997 activity of these loans follows.

            Balance, January 1, 1997            $  3,087
              New loans                              203
              Repayments                          (1,979)
                                                --------
            Balance, December 31, 1997          $  1,311

NOTE S - REGULATORY MATTERS

     The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1997, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $3,227,000.

     The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the allowance for possible loan losses. Management believes that, as of December 31, 1997, the Company and the Bank met all capital adequacy requirements to which they were subject.

     The following tables provide a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

CAPITAL RATIOS

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 1997        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,271   16.03%   $15,609   8.00%      ---    ---
  Bank                      $27,200   13.97%   $15,576   8.00%  $19,470  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $28,829   14.78%   $ 7,804   4.00       ---    ---
  Bank                      $24,163   12.41%   $ 7,788   4.00%  $11,682   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $28,829   8.33%    $13,551   4.00%      ---    ---
  Bank                      $24,163   7.06%    $13,416   4.00%  $16,770   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1996        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $28,596  15.20%    $15,046   8.00%      ---    ---
  Bank                      $25,591  13.59%    $15,065   8.00%  $18,831  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $26,243  13.95%    $ 7,522   4.00%      ---    ---
  Bank                      $22,435  11.91%    $ 7,532   4.00%  $11,299   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $26,243   8.35%    $12,578   4.00%      ---    ---
    Bank                    $22,435   7.20%    $12,456   4.00%  $15,570   5.00%

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

     Restrictions on cash and due from bank accounts are placed upon the banking subsidiary by the Federal Reserve Bank. Certain amounts of reserve balances are required to be on hand or on deposit at the Federal Reserve Bank based upon deposit levels and other factors. The average and year-end amount of the reserve balance for 1997 was approximately $4,305,000 and $4,702,000, respectively. For 1996, the average reserve balance was $3,585,000 and the year-end amount was $3,857,000.

NOTE T - EQUITY TRANSACTIONS

     The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on June 19, 1997 to all shareholders of record at the close of business on May 30, 1997. On June 19, 1996, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on May 31, 1996. The number of shares and earnings per share as stated in the following discussion of the shares issued under the Dividend Reinvestment and Stock Purchase Plan have been restated to reflect these 5% stock dividends.

     A Dividend Reinvestment and Stock Purchase Plan was established in 1988. The Plan provides the holders of common stock with a method to invest their cash dividends and voluntary cash payments of not less than $100 or more than $1,000 per quarter in additional shares of the Company's common stock. Under this plan, shares are sold, in general, at a discounted price of 5% below the average of the high bid and asked price for the Company's common stock on the trading day immediately preceding the investment date. In 1997, 11,696 common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $24.51 per share for total proceeds of $287,000. The shares purchased in 1997 were comprised of 10,292 new common shares at an average price of $24.73 for proceeds of $254,000 and 1,404 shares from Treasury shares at an average price of $22.86 for proceeds of $33,000. In 1996, 14,449 common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $17.16 for proceeds of $248,000.

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

     Fair values have been estimated using data which management considered the best available, as generally provided in the Company's FRY-9C Regulatory Reports, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies and resulting fair values, and recorded carrying amounts at December 31, 1997 and 1996 were as follows.

     Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Fair value of financial instruments actively traded in a secondary market has been estimated using
quoted     market     prices.

                                         1997                     1996
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value   Amount
Cash and cash equivalents        $  14,829 $  14,829      $  13,929 $  13,929
Investment securities               17,946    17,756         21,124    20,999
Securities available-for-sale       73,024    73,024         56,779    56,779
Mortgage loans held-for-sale           759       759            721       721

     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

                                         1997                     1996
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value   Amount
Assets:
 Interest-bearing deposits
  with banks                     $     395 $     395       $    285  $    285
Liabilities:
 Deposits with stated
  maturities                       127,673   127,350        117,400   117,485
 Securities sold under
  agreements to repurchase           8,804     8,804          3,795     3,795
 Short-term borrowings               4,925     5,000            ---       ---
 Long-term debt                     12,805    13,390         17,994    18,512

     Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand).

                                         1997                     1996
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value    Amount
Deposits with no
 stated maturities               $ 154,905 $ 154,905      $ 150,268   $150,268

     The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the approximate current market rates adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                         1997                     1996
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value    Amount
Total loans                      $228,278   $229,587      $219,180   $220,117

     There is no material difference between the carrying amount and the estimated fair value of off-balance-sheet items totaling $23,684,000 at December 31, 1997 and $20,643,000 at December 31, 1996 which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107.

 NOTE V - FIRST COLONIAL GROUP, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets
   December 31,                            1997            1996
ASSETS
      Cash and Due from Banks            $     8         $    16
      Interest-Bearing Deposits
        with Banks                           904             656
      Loan to Banking Subsidiary           1,000           1,000
      Investment in Banking Subsidiary    24,760          22,633
      Investment in Other Subsidiary       4,113           3,073
      Other Assets                            12              12
                                         -------         -------
         TOTAL ASSETS                    $30,797         $27,390

LIABILITIES
      Long-Term Debt                     $   390         $   512
      Other Liabilities                       50              73
                                         -------         -------
         TOTAL LIABILITIES                   440             585

SHAREHOLDERS' EQUITY                      30,357          26,805
                                         -------         -------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY               $30,797         $27,390

Condensed Statement of Income
   For the Year Ended December 31,             1997       1996      1995
INCOME
    Dividends from Subsidiaries             $ 1,139    $ 1,111   $   829
    Interest on Loan to Subsidiary               89        114       149
    Interest on Deposits with Banks              21         12         5
                                            -------    -------   -------
      Total Income                            1,249      1,237       983
                                            -------    -------   -------
EXPENSES
    Interest on Long-Term Debt                   41         52        67
    Other Expenses                               99        105        77
                                            -------    -------   -------
      Total Expenses                            140        157       144
                                            -------    -------   -------
    Income Before Taxes and
    Equity in Undistributed Net
        Earnings of Subsidiaries              1,109      1,080       839
    Federal Income Tax (Credit)                 (10)       (11)        3
                                            -------    -------   -------
    Income Before Equity in Undistributed
        Net Earnings of Subsidiaries          1,119      1,091       836
    Equity in Undistributed Net Earnings
        of Subsidiaries                       2,164      1,731       565
                                            -------    -------   -------

      NET INCOME                            $ 3,283    $ 2,822   $ 1,401


Condensed Statement of Cash Flows
    For The Year Ended December 31,                  1997     1996     1995
OPERATING ACTIVITIES
 Net Income                                        $ 3,283  $ 2,822  $ 1,401
 Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
   Distribution in Excess of Undistributed
    Net Earnings of Subsidiaries                    (2,164)  (1,731)    (565)
   Changes in Assets and Liabilities:
    (Increase) Decrease in Interest-Bearing
     Deposits with Banks                              (248)    (366)     (94)
    (Increase) Decrease  in Other Assets               ---      (10)      40
     Increase (Decrease) in Other Liabilities           23        7       (7)
                                                   -------  -------  -------
NET CASH PROVIDED BY OPERATING ACTIVITIES              848      722      775
                                                   -------  -------  -------
INVESTING ACTIVITIES
 Repayment of Note from Bank Subsidiary                 --    1,600       --
 Issuance of Note Receivable to Bank Subsidiary         --   (1,000)      --
 Capital Contribution to Bank Subsidiary                --     (600)      --
                                                   -------  -------  -------
NET CASH PROVIDED BY INVESTING ACTIVITIES               --       --       --
                                                   -------  -------  -------
FINANCING ACTIVITIES
 Repayment of Long-Term Debt                            --       --      (87)
 Purchase of Treasury Stock                           (107)    (102)      --
 Proceeds from the Sale of Treasury Stock               33       64       --
 Proceeds from Issuance of Common Stock                361      290      252
 Cash Dividends Paid                                (1,139)  (1,011)    (972)
 Cash in Lieu of Fractional Shares                      (4)      (3)      --
                                                   -------  -------  -------
NET CASH USED IN FINANCING ACTIVITIES                 (856)    (762)    (807)
                                                   -------  -------  -------
Decrease in Cash and Cash Equivalents                    8      (40)     (32)
Cash and Cash Equivalents, January 1,                   16       56       88
                                                   -------  -------  -------
Cash and Cash Equivalents, December 31,            $     8  $    16  $    56
                                                   -------  -------  -------

                              INVESTOR INFORMATION


First Colonial Group, Inc.
76 South Main Street
Nazareth, PA   18064

ANNUAL SHAREHOLDERS' MEETING

The annual shareholders' meeting will be held on Thursday, May 7, 1998 at 9 a.m. at the Bethlehem Holiday Inn, Routes 22 and 512, Bethlehem, Pennsylvania 18017.

REGISTRAR AND TRANSFER AGENT

The registrar and transfer agent is Nazareth National Bank and Trust Company. Shareholders seeking assistance with stock registration, lost stock certificates or dividend information should contact Maria A. Keller at the following address or by telephone at (610) 746-7317.

                  Nazareth National Bank
                  Trust Department
                  76 South Main Street
                  Nazareth, PA   18064

STOCK INFORMATION

First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 1997, there were 760 shareholders of record.

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

     The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price in December 1997 was $35.50 and in December 1996 was $20.95. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of May, 1997 and May, 1996 (see "Note T - Equity Transactions" in the "Notes to Consolidated Financial Statements").

1996                     High            Low         Cash Dividends
                                                        Declared
     First Quarter     $17.91          $16.32         $ 0.1542
     Second Quarter     18.14           16.32           0.1619
     Third Quarter      18.10           17.14           0.1619
     Fourth Quarter     21.90           17.14           0.1619
                                                      --------
     TOTAL                                            $ 0.6399

1997
     First Quarter     $23.57          $21.19         $ 0.1714
     Second Quarter     24.50           22.38           0.1700
     Third Quarter      34.25           23.50           0.1800
     Fourth Quarter     35.50           34.69           0.1800
                                                      --------
     TOTAL                                            $ 0.7014

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Shareholders may participate in the Dividend Reinvestment and Stock Purchase Plan. The plan provides that additional shares of common stock may be purchased with reinvested cash dividends and with voluntary cash payments at a 5% discount from market. A description of the plan and additional information may be obtained by writing to:

                  Nazareth National Bank
                  Trust Department
                  76 South Main Street
                  Nazareth, PA   18064

INVESTMENT CONSIDERATIONS

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the information contained in this Annual Report and certain investment considerations and other information described in the Company's Form 10-KSB for the year ended December 31, 1997.

FORM 10-KSB

Shareholders, analysts and others seeking a copy of Form 10-KSB without charge (except for exhibits) or additional financial information about First Colonial Group, Inc. should send a written request to:

                  Reid L. Heeren, Vice President
                  First Colonial Group, Inc.
                  76 South Main Street
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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

     The information contained under the captions "Election Of Directors" and "Compliance with Section 16 (a) of the Securities i Exchange Act of 1934" in the Company's 1998 Proxy Statement and "Executive Officers of the Registrant" in Appendix A to Part I of this Form 10-KSB is incorporated herein by reference therefrom.

Item 10. Executive Compensation

     The information contained under the caption "Executive Compensation" in the Company's 1998 Proxy Statement is incorporated herein by reference therefrom.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The  information   contained  under  the  caption  "Voting  Securities  and
Principal Holders Thereof" in the Company's 1998 Proxy Statement is incorporated herein by reference therefrom.

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

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets for the Years Ended
                           12/31/97 and 12/31/96

                  Consolidated Statements of Income for the Years Ended
                           12/31/97, 12/31/96 and 12/31/95

                  Consolidated Statement of Changes in Shareholders' Equity for the Years Ended 12/31/97, 12/31/96 and 12/31/95

                  Consolidated Statements of Cash Flows for the Years Ended
                           12/31/97, 12/31/96 and 12/31/95

                  Notes to Consolidated Financial Statements

2.   Exhibits:

     Number    Title

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

   *10.6 (3)   First Colonial Group, Inc. Stock Option Plan.

    10.7 (2) Loan Agreement, dated July 17, 1987, by and between the Company and Commonwealth Bank and Trust Company, N.A.

   *10.8 (8)   Restated Optional Deferred Salary Plan (401(k)).

   *10.9(10)   1994  Stock  Option  Plan for  Non-Employee  Directors,  as
               amended

   *10.10(9)   Severance  Agreement  dated July 19, 1994 by and between the Bank and S. Eric Beattie

 *10.10.1(12   Amendment  No. 1 to  Severance Agreement by and between the Board and S. Eric Beattie

   *10.11(9)   Severance  Agreement dated  July 19, 1994 by and between the Bank and Reid L. Heeren

 Number      Title
*10.11.1(12) Amendment  No. 1  to  Severance  Agreement by and between the Board and Reid L. Heeren

*10.12 (9)   Severance agreement dated July 19, 1994 by and between the Bank and
             Arthur Williams

*10.12.112)  Amendment  No. 1 to Severance  Agreement  by  and between the Board and Arthur Williams

*10.13 (9)   Severance dated July 19, 1994 by and between the Bank and Gerald E.
             Kemmerer

*10.14 (10)  Amendment  No. 1 dated  September  27, 1994 to the Bank's  Employee
             Stock Ownership Plan

*10.15 (10)  Amendment No. 1 dated  September 22, 1994 to the Optional  Deferred
             Salary Plan (401K)

*10.16 (11)  Amendment  Number 1 to the 1994 Stock Option Plan for  Non-Employee
             Directors

*10.17 (11)  1996 Employee Stock Option Plan

*10.18       Severance   Agreement dated  September  22, 1997 by and between the
             Board and Tomas J. Bamberger

21.1 (3)     Subsidiaries of the Company.

23.1         Consent of Accountants.

27.1         Financial Data Schedule

 ----------------------

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

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1993.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB (File No. 0-11526) for the quarter ended June 30, 1994.

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1994.

(11) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1995.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1997.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST COLONIAL GROUP, INC.

Dated:  March 30, 1998                    By:  /s/  S. Eric Beattie
                                               S. ERIC BEATTIE, President
                                               and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ John J. Schlamp
        JOHN J. SCHLAMP
        Chairman of the Board
        and Director
        March 30, 1998

By:     /s/  S. Eric Beattie
        S. ERIC BEATTIE
        President, Chief Executive Officer
        and Director (Principal Executive Officer)
        March 30, 1998

By:     /s/  Reid L. Heeren
        REID L. HEEREN
        Executive Vice President and Treasurer
        (Principal Financial Officer and
        Principal Accounting Officer)
        March 30, 1998

By:     /s/  Robert J. Bergren
        ROBERT J. BERGREN
        Director
        March 30, 1998

By:     /s/  Gordon Mowrer
        GORDON MOWRER
        Director
        March 30, 1998

By:     /s/ Daniel B. Mulholland
        DANIEL B. MULHOLLAND
        Director
        March 30, 1998

By:     /s/ Robert C. Nagel
        ROBERT C. NAGEL
        Director
        March 30, 1998

By:     /s/ Charles J. Peischl
        CHARLES J. PEISCHL, ESQUIRE
        Director
        March 30, 1998

By:     /s/ Richard Stevens
        RICHARD STEVENS
        Director
        March 30, 1998

By:     /s/ Maria Zumas Thulin
        MARIA ZUMAS THULIN
        Director
        March 30, 1998