Form 10-Q
period 1998-03-31
FIRST COLONIAL GROUP INC
filed 1998-05-14
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
      (Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       or
        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
              ----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
      ---------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       PENNSYLVANIA                                          23-2228154
----------------------------------------                    ------------
 (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    76 S. MAIN ST., NAZARETH, PA                                 18064
----------------------------------------                    --------------
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

         YES     X            NO   _____
              -------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,655,102 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON MARCH 31, 1998.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                               PAGE NO.

      ITEM 1  -  Financial Statements

        Consolidated Balance Sheet                               2
        Consolidated Statement of Income                         3
        Statement of Comprehensive Income                        4
        Consolidated Statement of Cash Flows                     5
        Notes to Consolidated Financial Statements               6

      ITEM 2  -  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  12

      ITEM 3  -  Quantitative and Qualitative Discussion About
                 Market Risk                                    23

PART II  -  OTHER INFORMATION

      ITEM 5  -  Other Information                              27
      ITEM 6  -  Exhibits and Reports on Form 8-K               27


SIGNATURES                                                      28

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       March 31      Dec. 31
 ASSETS                                                  1998          1997
                                                     ---------     ---------
  Cash and Due From Banks                            $  12,911     $  12,629
  Federal Funds Sold                                       --          2,200
                                                     ---------     ---------
    Total Cash and Cash Equivalents                     12,911        14,829
  Interest-Bearing Deposits With Banks                   4,211           395
  Investment Securities Held-to-Maturity
    (Fair Value:  Mar. 31, 1998 - $20,623;
      Dec. 31, 1997 - $17,946)                          20,506         7,756
  Securities Available-for-Sale at Fair Value           83,418        73,024
  Mortgage Loans Held-for-Sale                           1,407           759
  Total Loans, Net of Unearned Discount                217,757       229,587
  LESS:  Allowance for Possible Loan Losses             (2,674)       (2,664)
                                                     ---------     ---------
  Net Loans                                            215,083       226,923
  Premises and Equipment, Net                            7,136         7,299
  Accrued Interest Income                                2,521         2,232
  Other Real Estate Owned                                  194           284
  Other Assets                                           4,033         3,237
                                                     ---------     ---------
      TOTAL ASSETS                                   $ 351,420     $ 346,738
                                                     =========     =========
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                    $  35,998     $  32,800
    Interest-Bearing Deposits                          254,377       249,455
                                                     ---------     ---------
      Total Deposits                                   290,375       282,255
  Securities Sold Under Agreements to Repurchase         4,544         8,804
  Short-Term Borrowing
  Long-Term Debt                                        18,374        18,390
  Accrued Interest Payable                               3,361         3,466
  Other Liabilities                                      3,962         3,466
                                                     ---------     ---------
      TOTAL LIABILITIES                                320,616       316,381
                                                     ---------     ---------
SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued               --           --
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued -      1,655,411 shares at Mar. 31, 1998
    and 1,655,413 shares at Dec. 31, 1997                8,277         8,277
  Additional Paid in Capital                            11,014        11,014
  Retained Earnings                                     10,708        10,250
  Less Treasury Stock at Cost: 309 shares at
       Mar. 31, 1998 and
       2,779 shares at Dec. 31, 1997                       (10)          (94)
  Employee Stock Ownership Plan Debt                      (374)         (390)
  Net Unrealized Gain on Securities Available-for-Sale   1,189         1,300
                                                     ---------     ---------
Total Shareholders' Equity                              30,804        30,357
                                                     ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 351,420     $ 346,738
                                                     =========     =========


See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited

                                            Three Months Ended
                                            Mar. 31    Mar. 31,
                                              1998      1997
INTEREST INCOME
    Interest and Fees on Loans              $ 4,913   $ 4,718
    Interest on Investment Securities
      Taxable                                 1,170     1,104
      Tax-Exempt                                259       190
    Interest on Deposits with Banks and
      Federal Funds Sold                         43        18
                                            -------   -------
        Total Interest Income                 6,385     6,030
                                            -------   -------
INTEREST EXPENSE
    Interest on Deposits                      2,327     2,213
    Interest on Short-Term Borrowings            66        69
    Interest on Long-Term Debt                  146       275
                                            -------   -------
        Total Interest Expense                2,686     2,557
                                            -------   -------
NET INTEREST INCOME                           3,699     3,473
    Provision for Possible Loan Losses          112       113
                                            -------   -------
    Net Interest Income After Provision
        for Possible Loan Losses              3,587     3,360
                                            -------   -------
OTHER INCOME
    Trust Revenue                               211       187
    Service Charges on Deposit Accounts         350       293
    Investment Securities Gains, Net            100       140
    Gain (Loss) on Sale of Mortgage Loans        40        (1)
    Other Operating Income                      159       142
                                            -------   -------
        Total Other Income                      860       761
                                            -------   -------
OTHER EXPENSES
    Salaries and Employee Benefits            1,614     1,481
    Net Occupancy and Equipment Expense         551       532
    Other Operating Expenses                  1,243     1,141
                                            -------   -------
        Total Other Expenses                  3,408     3,154
                                            -------   -------
Income Before Income Taxes                    1,039       967
Applicable Income Taxes                         271       263
                                            -------   -------
NET INCOME                                  $   768   $   704
                                            =======   =======
PER SHARE DATA
    Basic and Diluted Net Income            $  0.47   $  0.44
    Cash Dividends                          $  0.47   $  0.44

 See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                     Mar. 31,      Mar. 31,
                                                       1998          1997

Net Income                                           $  768       $  704

Other Comprehensive Income, Net of Tax
 Unrealized gains (losses) on securities
  Unrealized gains (losses) arising in period           (73)        (237)
  Reclassification adjustment; gain included
  in net income                                         (78)         (94)

Other Comprehensive Income                             (151)        (331)
                                                     ------        -----

Comprehensive Income                                 $  617       $  373
                                                     ======       ======


Other comprehensive income is shown net of tax of $78 and $171 for March 31, 1998 and March 31, 1997, respectively.




See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                      Three Months Ended
                                               March 31, 1998    March 31, 1997
OPERATING ACTIVITIES                                      (Unaudited)
Net Income                                        $  768            $  704
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                 112               113
  Depreciation and Amortization                      243               202
  Amortization of Security Discounts                 (20)              (16)
  Amortization of Security Premiums                   28                40
  Amortization of Deferred Fees on Loans            (107)               (7)
  Mortgage Loans Originated for Sale             (19,929)           (4,201)
  Mortgage Loan Sales                             19,281             3,487
  (Gain) Loss on Sale of Mortgage Loans              (40)                1
  Investment Securities Gains, Net                  (100)             (140)
 Changes in Assets and Liabilities:
  Increase in Accrued Interest Income               (289)             (431)
  Decrease in Accrued Interest Payable              (105)             (134)
  Net Increase in Other Assets                      (846)             (471)
  Net Increase in Other Liabilities                  586               291
                                                 -------           -------
Net Cash (Used In) Operating Activities             (478)             (562)
                                                 -------           -------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                               6,542             1,281
Proceeds from Maturities of Securities
  Held-to-Maturity                                 3,523               415
Proceeds from Sales of Securities
  Available-for-Sale                               1,430             2,556
Proceeds from Sales of Securities
  Held-to-Maturity                                   248               ---
Purchase of Securities Available-for-Sale        (18,423)          (10,808)
Purchase of Securities Held-to-Maturity           (6,540)           (1,004)
Net Decrease in Interest Bearing Deposits
  With Banks                                      (3,816)              143
Net Increase in Loans                             11,935            (4,397)
Purchase of Premises and Equipment, Net              (63)             (378)
Proceeds from Sale of Other Real Estate Owned         90               184
                                                 -------           -------
Net Cash (Used In) Investing Activities           (5,074)          (12,008)
                                                 -------           -------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
 Bearing Demand Deposits and Savings Accounts      7,218             3,105
Net Increase in Certificates of Deposits             902             3,931
Proceeds from Sale of Treasury Stock                  84                20
Net (Decrease) in Repurchase Agreements           (4,260)             (682)
Net Increase in Short-Term Borrowings               ---              3,330
Proceeds from Issuance of Stock                     ---                 45
Cash Dividends Paid                                 (310)             (276
                                                 -------           -------
Net Cash Provided by Financing Activities          3,634             9,473
                                                 -------           -------
(Decrease) in Cash and Cash Equivalents           (1,918)           (3,097)
Cash and Cash Equivalents, January 1              14,829            13,929
                                                 -------           -------
Cash and Cash Equivalents, March 31,             $12,911           $10,832
                                                 =======           =======

See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE A  -  GENERAL

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report for the year ended December 31, 1997.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

NOTE C  -  INVESTMENT CONSIDERATIONS

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

NOTE D  -  FORWARD LOOKING STATEMENTS

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by carious factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

NOTE E  -  CASH DIVIDENDS

On February 20, 1998 the Company paid its 1998 first quarter dividend on its common stock of $.19 per share to shareholders of record on February 6, 1998.


NOTE F  -  STOCK DIVIDEND

On June 19, 1997 the Company paid a 5% stock dividend to shareholders of record on May 30, 1997. Fractional shares were paid in cash based on the closing price of $23.875 per share on the record date. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE G -  EARNINGS PER SHARE

During  1997,  the Company  adopted the  provisions  of  Statement  of Financial
Accounting  Standards  No.  128,  "Earnings  Per  Share  (SFAS  128)".  SFAS 128
eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosures of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods earnings per share calculations have been restated to reflect the adoption of SFAS No. 128. There is no difference between basic and diluted earnings per share for the three month period March 31, 1998 and 1997. Basic and diluted earnings per share are calculated as follows.

For the Three Months Ended March 31,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
         1998

Net Income                                  $  768

Basic Earnings Per Share
  Income Available to Common Shareholders   $  768      1,633,328      $  0.47

Effect of Dilutive Securities
  Stock Options                                             7,370
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  768      1,640,688      $  0.47
                                            ------      ---------      -------
         1997

Net Income                                  $  704

Basic Earnings Per Share
  Income Available to Common Shareholders   $  704      1,614,039      $  0.44

Effect of Dilutive Securities
  Stock Options                                             5,430
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  704      1,619,469      $  0.44
                                            ------      ---------      -------


Average common shares outstanding in the three month period ending March 31, 1998 and 1997 do not include 22,034 and 29,419, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of May 1997.

NOTE H  -  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows:

     Three Month Period Ended March 31,             1998               1997

     Beginning Balance                          $2,664,000         $2,532,000

     Additions
       Provision for loan losses charged to
        operating expenses                         112,000            113,000
       Recoveries of loans                          24,000             20,000
                                                ----------         ----------
        Total Additions                            136,000            133,000

     Deductions
       Loans charged off                           126,000            128,000
                                                ----------         ----------

     Ending Balance                             $2,674,000         $2,537,000

NOTE I  -   IMPAIRED LOANS

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


           At March 31,                                1998            1997

           Principal amount of impaired loans      $1,428,000        $721,000
           Deferred loan costs                          1,000           6,000
                                                     --------        --------
                                                    1,429,000         727,000
           Less valuation allowance                   504,000         197,000
                                                     --------        --------
                                                   $  926,000        $530,000

On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the quarter ending March 31, 1998 is as follows:

                                                      1998               1997

      Valuation allowance at January 1,            $138,000         $128,000
      Provision for loan impairment                 112,000           95,000
      Transfer from Unallocated Allowance           279,000              ---
      Direct charge-offs                             25,000          (26,000)
                                                   --------         --------
      Valuation allowance at March 31,             $504,000         $197,000

Total cash collected on impaired loans during the quarter ended March 31, 1998 was $9,000, of which $8,000 was credited to the principal balance outstanding on such loans and $1,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $45,000. Interest income recognized during the quarter was $6,385,000. The valuation allowance for impaired loans of $504,000 at March 31, 1998 is included in the "Allowance for Possible Loan Losses" which amounts to $2,674,000 at March 31, 1998. The provision for loan impairment of $112,000 for the three month period ended March 31, 1998 is included in the "Provision for Possible Loan Losses" as reflected on the "Consolidated Statement of Income" for the same period.

NOTE J  -  REPORTING OF COMPREHENSIVE INCOME

On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued (SFAS) No. 130, "Reporting Comprehensive Income", which requires presenting a complete set of financial statements to include details of comprehensive income that arises in the reporting period. Comprehensive income consist of net income or loss for the current period and other comprehensive income - income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities. The Corporation has elected to report comprehensive on a separate scheduled titled "Statement of Comprehensive Income".

NOTE K  - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND
          RELATED INFORMATION

On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement provides users of financial statements with information about an entity's different types of business activities and the different economic environments in which it operates to better understand the entity's performance and its prospects for future net cash flows, and to make more informed judgments about the entity as a whole. The effect of adopting SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

ITEM 2.

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 1998.

Liquidity and Capital Resources
         Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At March 31, 1998, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $17,122,000, and securities maturing within one year totaled $3,730,000. At December 31, 1996, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $15,224,000, and securities maturing within one year were $3,861,000. Securities sold under an agreement to repurchase totaled $4,544,000 at March 31, 1998 and $8,804,000 at December 31, 1997. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $4,189,000 at March 31, 1998 and $110,000 at December 31, 1997. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal funds sold at March 31, 1998. At December 31, 1997 there were Federal funds sold totaling $2,200,000.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $14,288,000 at March 31, 1998, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at March 31, 1998 or at December 31, 1997. The Bank had additional borrowings from the Federal Home Loan Bank at March 31, 1998 totaling $18,000,000 of which $5,000,000 is due in November 1998, $8,000,000 is due in
August 2000 and $5,000,000 is due in December 2001.

         Cash flows for the three months ended March 31, 1998 consisted of cash used in operating activities of $478,000 and cash used in investing activities of $5,074,000, offset in part by cash provided by financing activities of $3,634,000 resulting in a decrease in cash and cash equivalents of $1,918,000.

         Cash used in operating activities was the result of mortgage loans originated for sale of $19,929,000, an increase in other assets of $846,000, an increase in accrued interest income of $289,000 and a decrease in accrued interest payable of $105,000, partially reduced by mortgage loan sales of $19,281,000, net operating income of $768,000, increases in other liabilities of $586,000, depreciation and amortization of $243,000 and a provision for possible loan losses of $112,000. Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $18,243,000 and $6,540,000, respectively, net increase in interest-bearing deposits with banks of $3,816,000 and the net purchase of premises and equipment of $63,000, partially offset by decreases in loans of $11,935,000, proceeds from the maturities of available-for-sale securities of $6,542,000 and proceeds from maturities of held-to-maturity securities of $3,523,000. Cash provided by financing activities consisted principally of increases in interest and non-interest bearing demand deposits and savings accounts of $7,218,000, increases in certificates of deposit of $902,000 offset in part by a decrease in repurchase agreements of $4,260,000 and the payment of cash dividends of $310,000. Also affecting financing activities was the issuance of 2,470 treasury shares of common stock pursuant to the Dividend Reinvestment Plan for proceeds of $84,000.

         The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at March 31, 1998 was $30,804,000 as compared to $30,357,000 at December 31, 1997, for an increase of $447,000 or 1.5%. This increase was attributable to a $458,000 increase in retained earnings during the first three months of 1998 as a result of operating income of $768,000 less the payment of a cash dividend of $310,000. Proceeds of the sale of treasury stock in the Dividend Reinvestment Plan of $84,000, a reduction in the unrealized gain of securities available-for-sale of $111,000 due to a decrease in the fair value of these securities (see discussion on "Investment Securities"), and a reduction of $16,000 of debt related to the Company's Employee Stock Ownership Plan contributed to the change in shareholder equity.

         The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first three months of 1998, 2,470 shares of common stock were purchased from authorized and unissued shares at an average price of $33.90 per share for proceeds of approximately $84,000.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of March 31, 1998, the Company and the Bank met all capital adequacy requirements to which they were subject.

CAPITAL RATIOS

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At March 31, 1998           Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,808   16.33%   $15,583   8.00%      ---    ---
  Bank                      $27,847   14.40%   $15,471   8.00%  $19,338  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $29,369   15.08%   $ 7,790   4.00       ---    ---
  Bank                      $24,827   12.84%   $ 7,734   4.00%  $11,601   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $29,369   8.48%    $13,853   4.00%      ---    ---
  Bank                      $24,827   7.26%    $13,679   4.00%  $17,098   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1997        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,271  16.03%    $15,609   8.00%      ---    ---
  Bank                      $27,200  13.97%    $15,576   8.00%  $19,470  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $28,829  14.78%    $ 7,804   4.00%      ---    ---
  Bank                      $24,163  12.41%    $ 7,788   4.00%  $11,682   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $28,829   8.33%    $13,551   4.00%      ---    ---
    Bank                    $24,163   7.06%    $13,416   4.00%  $16,770   5.00%

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

Assets and Liabilities
         Total assets at March 31, 1998 were $351,420,000, representing an increase of 1.4% over total assets of $346,738,000 at December 31, 1997. Deposits increased by $8,120,000 or 2.9% from $282,255,000 on December 31, 1997 to $290,375,000 on March 31, 1998. Contributing to this increase were increases in interest-bearing checking deposits of $3,648,000, non-interest bearing checking deposits of $3,198,000, certificates of deposit of $637,000 and savings and money market deposits of $637,000. Loans outstanding at March 31, 1998 were $217,757,000 as compared to $229,587,000 at December 31, 1997. This is a decrease of $11,830,000 or 5.2%. The decline in loans was primarily the result of a decrease of $13,380,000 or 14.5% in residential real estate loans. During the first quarter of 1998, $19,281,000 of residential real estate loans were sold. Most of the loans sold were fixed rate with 30 or 15 year maturities. These loans were sold to reduce the Company's interest-rate risk and to provide liquidity for future lending opportunities. Most of the loans sold were originated in years prior to 1998. The Bank continues to service all of these loans. There were $1,407,000 of residential real estate loans identified as held-for-sale at March 31, 1998. Partially offsetting the decrease in residential real estate loans was an increase of $521,000 or 0.8% in consumer loans and $1,033,000 or 1.5% in commercial loans during the first three months of 1998. The loan to deposit ratio was 75.0% at March 31, 1998 and 81.3% at December 31, 1997.

         Premises and equipment decreased by $163,000 to $7,136,000 at March 31, 1998 from $7,299,000 at December 31, 1997.

         The Company had long-term debt totaling $18,374,000 at March 31, 1998 as compared to $18,390,000 at December 31, 1997. Included in this total were outstanding borrowings of $18,000,000 from the Federal Home Loan Bank of Pittsburgh at March 31, 1998 and December 31, 1997. Of this amount $5,000,000 matures in November 1998, $8,000,000 matures in August 2000 and the remaining $5,000,000 matures in December 2001. The interest rates associated with these loans are 5.96% fixed, 5.89% fixed and 5.99% variable (changes quarterly based on the three month LIBOR plus 8 basis points), respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans.

         At March 31, 1998 and December 31, 1997 the Bank had no short-term borrowings from the Federal Home Loan Bank of Pittsburgh against a line of credit of $12,148,000.

Results of Operations
         Net income for the three months ended March 31, 1998 was $768,000 compared to $704,000 for the same period in 1997. The earnings improvement is primarily attributable to an increase in net interest income. During the first quarter of 1998, net interest income increased $226,000 or 6.5% as compared to March 31, 1997. Also affecting earnings was a $139,000 increase in total other income exclusive of security gains of $100,000, an increase in total other expenses of $254,000 and and increase in Federal income taxes of $8,000.

         Basic and diluted earnings per share for the three months ended March 31, 1998 were $0.47 compared to $0.44 for the first three months of 1997. Average shares outstanding during this three month period were 1,640,698 in 1998 and 1,618,717 in 1997. Shares outstanding and earnings per share have been adjusted to reflect the 5% stock dividend of May 1997. (see Note G)

Net Interest Income
         The fully taxable-equivalent net interest income was $3,838.000 for the first three months of 1998, compared to $3,579,000 for the same period in 1997, a 7.2% or $259,000 increase as shown in the following "Rate/Volume Analysis" table. This increase in taxable-equivalent net interest income was primarily due to a $802,000 increase related to volume partially offset by a $543,000 decrease related to interest rates.

         Total taxable-equivalent interest income grew $388,000 primarily the result of the higher volumes in both the security and loan earning asset categories. Income from securities for the first quarter increased $169,000 or 12.1% over the first quarter of 1997. This was comprised of an $885,000 increase due to volume partially offset by a $710,000 decrease due to rates as a result of declining yields. Income from loans for the first quarter increased $194,000 or 4.1% over the first quarter of 1997. Increased income due to volume was $307,000 partially offset by a $113,000 decrease attributable to rates. Average year-to-date earning assets increased to $322,528,000 at March 31, 1998 from $303,106,000 at March 31, 1997 a 6.4% increase.

         Total interest expense grew $129,000 during the first three months of 1998, compared to the same period in 1997. This growth was principally the result of higher volumes, primarily due to an increase in time deposits. Interest expense attributed to time deposits increased $153,000 during the first three months of 1998, compared to the first three months of 1997. The increase in time deposits was used to finance the earning asset growth. Partially offsetting this growth in interest expense were lower interest rates paid on savings accounts as a result of repricing due to market conditions (see Quantitative and Qualitative Discussion About Market Risk).

         The following table sets forth a "Rate/Volume Analysis" which segregates in detail the major factors that contributed to the changes innet interest income for the three months ended March 31, 1998. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                              RATE/VOLUME ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Three Months Ended
                                                       March 31, 1998
                                                       Over / (Under)
                                                       March 31, 1997
                                                       CHANGE DUE TO:
                                                TOTAL      RATE     VOLUME
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks         $    11    $   (85)   $    96
Federal Funds Sold                                14        (43)        57
Investment Securities                            169       (716)       885
Loans Held for Sale                              (10)       (10)        --
Loans                                            204       (103)       307
                                             -------    -------    -------
Total Interest Income                            388       (957)     1,345
                                             -------    -------    -------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs                 (39)       (88)        49
Time Deposits                                    153       (359)       512
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase            32        (80)       112
Short-Term Borrowings                            (29)        96       (125)
Long-Term Borrowings                              12         17         (5)
                                             -------    -------    -------
Total Interest Expense                           129       (414)       543
                                             -------    -------    -------

Net Increase (Decrease) in Interest Income   $   259    $  (543)   $   802


 Other Income and Other Expenses
         Other income for the three months ended March 31, 1998 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $760,000 as compared to $621,000 for the same period in 1997 This was an increase of $139,000 or 22.4%. In the three month period ended March 31, 1998 service charges were $350,000, a $57,000 or 19.5% increase over the 1997 amount of $293,000. The increase in service charge income is the result of the implementation of fees assessed to noncustomers use of the Bank's ATM network and the introduction of a new Debit Card program. The revenues from the Trust Department operations were $211,000 for the three months ended March 31, 1998 as compared to $187,000 for the three months ended March 31, 1997, an increase of $24,000 or 12.8%. During the three months ended March 31, 1998, sales of mortgage loans resulted in a gain of $40,000 as compared to a loss of $1,000 for the same period in 1997. The gain in 1998 was the result of the sale of $19,281,000 of residential real estate loans in the first quarter (see discussion on Assets and Liabilitites). Other operating income for the three months ended March 31, 1998 was $159,000 as compared to $142,000 for the same period in 1997, an increase of $17,000 or 12.0%.

         Other expenses for the three months ended March 31, 1998 increased by $254,000 or 8.1%, to $3,408,000 from $3,154,000 for the same period in 1997.
Salaries and employee benefits were $1,614,000 for the three months ended March 31, 1997 as compared to $1,481,000 for the three months ended March 31, 1997 representing an increase of $133,000or 9.0%. These increases are primarily due to general salary increases of approximately 4% and additional staff necessitated by current and planned future growth. Occupancy and equipment expenses were $551,000 for the three months ended March 31, 1998 and $532,000 for the three months ended March 31, 1997, a decrease of $19,000 or 3.6%. Other operating expenses for the three months ended March 31, 1998 were $1,243,000 in relation to $1,141,000 for the three months ended March 31, 1997, an increase of $102,000 or 8.9%.

Investment Securities
         The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at March 31, 1998 and December 31, 1997.

         Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $83,418,000 in available-for-sale securities at March 31, 1998 with a net unrealized gain of $1,189,000. At December 31, 1997 available-for-sale securities amounted to $73,024,000 with a net unrealized gain of $1,300,000.

         During the three month period ended March 31, 1998 $1,430,000 of securities available-for-sale were sold for a net gain of $100,000 as compared to $2,556,000 of securities available-for-sale were sold for a net gain of $140,000 for the same time period in 1997.

         Held-to-maturity securities totaling $20,506,000 at March 31, 1998 are carried at cost. At December 31, 1997 the held-to-maturity securities totaled $17,756,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at March 31, 1998, did not hold any securities identified as derivatives.

Allowance and Provision for Possible Loan Losses
         The provision is based on management's analysis of the adequacy of the allowance for loan losses. In its evaluation, management considers past loan experience, overall characteristics of the loan portfolio, current economic conditions and other relevant facators. At present, management currently believes that the allowance is adequate to absorb known and inherent losses in the loan portfolio. Ultimately, however, the adequacy of the allowance is largely dependent upon economic conditions which are beyond the scope of management's control.

         For the first three months of 1998, the provision for loan losses was $112,000 compared to $113,000 for the same period in 1997. Net charge offs were $102,000 for the three months ended March 31, 1998 compared with $108,000 for the three months ended March 31, 1997. The ratio of the allowance for loan losses to total loans at March 31, 1998 was 1.22% compared to 1.16% at both December 31, 1997 and March 31, 1997. This was primarily the result of a decline in total loans to $217,757,000 at March 31, 1998 from $229,587,000 at December 31, 1997. This decline was the result of the sale of $19,281,000 of mortgage loans during the first quarter of 1998. The allowance for possible loan losses at March 31, 1998 totaled $2,674,000, an increase of $10,000 or 0.4% over the December 31, 1997 amount of $2,664,000 and $137,000 or 5.4% over the March 31, 1997 balance of $2,537,000.

         As provided by SFAS No. 114, as amended by SFAS No. 118, $504,000 of the Allowance for Possible Loan Losses is allocated to impaired loans at March 31, 1998 (See Note I "Impaired Loans").

         Transactions in the allowance for loan losses are as follows:

ALLOWANCE FOR LOAN LOSSES
                                               1998           1997

Balance, January 1,                       $ 2,664,000    $ 2,532,000
Provision charged to Operating Expenses       112,000        113,000
Loans Charged Off                            (126,000)      (128,000)
Recoveries                                     24,000         20,000
                                          -----------     ----------
Balance March 31,                         $ 2,674,000    $ 2,537,000

         The following table sets forth an allocation of the allowance for loan losses by loan category:

         At March 31, 1998

         Commercial                               $1,346,000
         Residential Real Estate                     110,000
         Consumer                                    652,000
         Unallocated                                 566,000
                                                  ----------
              Total                               $2,674,000

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

         Non performing assets (non accruing loans and loans past due over 90 days) were 1.13% of total loans at March 31, 1998 compared to 0.90% at March 31, 1997. The increase in this ratio is the result of a $428,000 or 20.9% increase in non performing loans to $2,457,000 over the one year period ending March 31, 1998. The ratio of the allowance for loan losses to non performing assets was 108.8% at March 31, 1998 compared to 125.2% at March 31, 1997.

         Non accruing loans at March 31, 1998 of $1,926,000 increased from March 31, 1997 level of $1,006,000. This $920,000 increase was primarily the result of three commercial loans being placed on non accrual status during the first quarter of 1998. These loans are secured by commercial real estate and various guarantees. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the bank.

         Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 1998, loans past due 90 days or more and still accruing interest were $531,000 compared to $1,020,000 at March 31, 1997. The $489,000 decrease in loans past due 90 days from March 31, 1997 to March 31, 1998 was primarily the result of declines in all categories of loans past due 90 days or more. Consumer, commercial and mortgage loans past due 90 days or more declined $209,000, $162,000 and $118,000, respectively from March 31, 1997 to March 31, 1998.

NON-PERFORMING LOANS
                                            March 31,  December 31,   March 31,
                                              1998        1997          1997

Non-accrual loans on a cash basis         $1,926,000   $ 813,000     $1,006,000
Non-accrual loans as a percentage
  of total loans                                .88%        .35%           .45%
Accruing loans past due 90 days
  or more                                 $  531,000   $ 802,000     $1,020,000
Accruing loans past due 90 days
  or more as a percentage of total
  loans                                         .24%        .35%           .49%
Other Real Estate Owned from
  Foreclosed Property                     $  194,000   $ 284,000     $  670,000
Allowance for loan losses to
  nonperforming loans                        108.83%     163.64%        125.22%
Nonperforming assets to total loans            1.13%        .71%           .90%
Allowance for loan losses to total loans       1.23%       1.16%          1.13%


         There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at March 31, 1998.

ITEM 3.  Quantitative and Qualitative Discussion About Market Risk
         As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets, other than those which possess a short term to maturity. Since most of the Company's interest-bearing assets and liabilities are located at the Bank, the majority of the Company's interest rate risk is at the Bank level. As a result, most interest rate risk management procedures are performed at the Bank level.

         The following table "Consolidated Comparative Statement Analysis" sets forth a comparison of average daily balances, interest income and interest expense on a fully taxable equivalent basis and interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities. For the purposes of this analysis, the computations inthe "Consolidated Comparative Statement Analysis" were prepared using the Federal statutory rate of 34%; there were no state or local taxes on income applicable to the Company.


                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)
 Three Months Ended, March 31,               1998                   1997
                                             Int    Avg       Int   Avg
                                     Avg     Inc/  Yield/     Avg   Inc/ Yield/
                                     Bal     Exp    Rate      Bal   Exp   Rate

ASSETS:
INTEREST-EARNING ASSETS
Int-Bearing Deposits with Banks  $  2,393  $   28   4.68% $   538  $  17  5.20%
Federal Funds Sold                  1,067      15   5.64       49      1  5.60
Investment Securities
      Taxable                      74,798   1,169   6.24   67,430  1,104  6.56
      Non-Taxable (1)              20,615     392   7.60   14,917    288  7.72
Net Loans Held for Sale             1,360       9   2.64    1,353     19  5.60
Loans (1) (2)                     225,002   4,911   8.72  221,396  4,707  8.52
Reserve for Loan Losses            (2,707)     --     --   (2,577)    --    --
                                ---------   -----        --------  -----
Net Loans                         222,295   4,911   8.84  218,819  4,707  8.60
                                ---------   -----        --------  -----
  Total Interest-Earning Assets   322,528   6,524   8.08  303,106  6,136  8.08
Non-Interest Earning Assets        24,162      --     --   23,225     --    --
                                ---------   -----        --------  -----
  TOTAL ASSETS, INT INCOME      $ 346,690   6,524   7.52 $326,331  6,136  7.52
                                ---------   -----        --------  -----

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits               $  47,463     136   1.16 $ 42,823    129  1.20
  Money Market Deposits            14,423     101   2.80   14,330     99  2.76
  Savings & Club Deposits          60,801     331   2.16   63,090    379  2.40
  CD's over $100,000                4,780      46   3.84    5,274     57  4.32
  All Other Time Deposits         123,367   1,713   5.56  113,439  1,549  5.48
                                ---------   -----        --------  -----
   Total Int-Bearing Deposits     250,834   2,327   3.72  238,956  2,213  3.72
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase           7,141      66   3.68    3,930     34  3.48
Short-Term Borrowings                 321       6   7.48    2,901     35  4.84
Long-Term Borrowings               18,374     287   6.24   18,459    275  5.96
                                ---------   -----        --------  -----
  Total Int-Bearing Liabilities   276,670   2,686   3.88  264,246  2,557  3.88

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits      32,315      --     --   29,184     --    --
Other Liabilities                   7,365      --     --    5,870     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES              316,350   2,686   3.40  299,300  2,557  3.40
   SHAREHOLDERS' EQUITY            30,340      --     --   27,031     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES AND EQUITY $ 346,690   2,686   3.08 $326,331  2,557  3.12

NET INTEREST INCOME                        $3,838                 $3,579
                                            -----                  -----

    Net Interest Spread                             4.20                  4.20
    Effect of Interest-Free Sources
      Used to Fund Earnings Assets                  0.56                  0.52
    Net Interest Margin                             4.76%                 4.72%
                                                    ----                  ----

         The net interest margin of 4.76% for the three month period ended March 31, 1998, increased from the 4.72% net interest margin for the first three months of 1997. The yield on interest earning assets was 8.08% during the first three months of 1998 and 1997. A decrease in yields on investments securities was partially offset by an increase in loan yields. The average interest rate paid on interest bearing deposits and other borrowings was 3.88% for the first three months of 1998 and 1997. The increase in the net interest margin was supported by an increase in the effect of interest from sources of funds to 0.56% for the first three months of 1998 from 0.52% in the same period in 1997. This increase is the result of higher non-interest bearing deposits in 1998.

Interest Rate Sensitivity

         Interest rate sensitivity is a measure of the extent to which net interest income would change due to changes in the level of interest rates. The objective of interest rate sensitivity management is to reduce a company's vulnerability to future interest rate fluctuations and to enhance consistent growth of net interest income

         Rate sensitivity arises from the difference between the volumes of assets which are rate-sensitive as compared to the volumes of liabilities which are rate-sensitive. The mismatch of assets and liabilities in a specific time frame is referred to as interest sensitivity gap. Generally, in an environment of rising interest rates, a negative gap will decrease net interest income, and in an environment of falling interest rates, a negative gap will increase net interest income.

         Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At March 31, 1998, assets of $158,964,000 (45% of total assets) were subject to interest rate changes within one year. Liabilities subject to rate change within one year were $168,497,000. A negative one-year gap position of $9,533,000 existed as of March 31, 1998. The rato of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was .94. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at March 31, 1998.

Interest Sensitivity Analysis
(Dollars in Thousands) as of March 31, 1998

                      0-90   91-180   181-365       1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $ 4,211  $   ---  $    ---   $    ---   $    ---    $ 4,211
Federal Funds Sold      ---      ---       ---        ---        ---        ---
Inv Securities       14,288   18,622    22,901     33,502     14,611    103,924
Loans Held-for-Sale   1,407      ---       ---        ---        ---      1,407
Loans                42,737   15,916    25,971     71,676     58,783    215,083
Other Assets         12,911      ---       ---        ---     13,884     26,795
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $75,554  $34,538  $ 48,872   $105,178   $ 87,278   $351,420
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 35,998   $ 35,998
Int-Bearing
 Deposits            88,118   17,755    39,706     47,139     61,659    254,377
Time Deposits           ---      ---       ---        ---        ---        ---
Securities Sold
 Under Agreements
 to Repurchase        4,544      ---       ---        ---        ---      4,544
Long-Term Debt          374   13,000     5,000        ---        ---     18,374
Other                   ---      ---       ---        ---      7,323      7,323
Capital                 ---      ---       ---        ---     30,804     30,804
                    ------- --------  --------    -------   --------   --------
  TOTAL LIABILITIES
  AND CAPITAL      $ 93,036  $30,755 $ 44,706    $47,139    $135,784   $351,420
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $(17,482) $(3,783)$  4,166    $58,039   $(48,506)  $    ---

Cumulative Int
  Sensitivity Gap  $(17,482)$(13,699)$( 9,533)   $48,506   $    ---   $    ---

Cumulative Gap
  RSA/RSL             81.2%    88.9%    94.3%     122.5%     100.0%


(1) Historically, non-interest-bearing deposits reflect insignificant changes in deposit trends and, therefore, the Company classifies these deposits over five years.

PART II  -  OTHER INFORMATION

ITEM 5.     Other Information
            None

ITEM 6.     Exhibits and Reports on Form 8-K

           (a)      Exhibits
                    27.1 Financial Data Schedule

           (b)      Reports on Form 8K
                    No reports on Form 8K were filed for the quarter during which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FIRST COLONIAL GROUP, INC.


DATE:       May 15, 1998                    BY: /S/  S. ERIC BEATTIE
       -----------------------                  --------------------
                                                S. ERIC BEATTIE
                                                PRESIDENT
                                               (PRINCIPAL EXECUTIVE OFFICER)


DATE:       May 15, 1998                    BY: /S/  REID L. HEEREN
       ----------------------                   -------------------
                                                REID L. HEEREN
                                                VICE PRESIDENT
                                               (PRINCIPAL FINANCIAL OFFICER)