Form 10-Q/A
period 1998-03-31
FIRST COLONIAL GROUP INC
filed 1998-05-26
CIK 714719

FORM 10-Q / A

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

                           FIRST COLONIAL GROUP, INC.
    -------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          PENNSYLVANIA                                  23-2228154
 -------------------------------                  ---------------------
 (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

   76 S. MAIN ST., NAZARETH, PA                           18064
------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300


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

The purpose of this amendment is to correct errors on the Consolidated Statement of Income lines, Interest on Short-Term Borrowings and Interest on Long-Term Debt and on the Consolidated Statements of Cash Flows line, Amortization of Deferred Fees on Loans.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited

                                            Three Months Ended
                                            Mar. 31    Mar. 31,
                                              1998      1997
INTEREST INCOME
    Interest and Fees on Loans              $ 4,913   $ 4,718
    Interest on Investment Securities
      Taxable                                 1,170     1,104
      Tax-Exempt                                259       190
    Interest on Deposits with Banks and
      Federal Funds Sold                         43        18
                                            -------   -------
        Total Interest Income                 6,385     6,030
                                            -------   -------
INTEREST EXPENSE
    Interest on Deposits                      2,327     2,213
    Interest on Short-Term Borrowings            72        69
    Interest on Long-Term Debt                  287       275
                                            -------   -------
        Total Interest Expense                2,686     2,557
                                            -------   -------
NET INTEREST INCOME                           3,699     3,473
    Provision for Possible Loan Losses          112       113
                                            -------   -------
    Net Interest Income After Provision
        for Possible Loan Losses              3,587     3,360
                                            -------   -------
OTHER INCOME
    Trust Revenue                               211       187
    Service Charges on Deposit Accounts         350       293
    Investment Securities Gains, Net            100       140
    Gain (Loss) on Sale of Mortgage Loans        40        (1)
    Other Operating Income                      159       142
                                            -------   -------
        Total Other Income                      860       761
                                            -------   -------
OTHER EXPENSES
    Salaries and Employee Benefits            1,614     1,481
    Net Occupancy and Equipment Expense         551       532
    Other Operating Expenses                  1,243     1,141
                                            -------   -------
        Total Other Expenses                  3,408     3,154
                                            -------   -------
Income Before Income Taxes                    1,039       967
Applicable Income Taxes                         271       263
                                            -------   -------
NET INCOME                                  $   768   $   704
                                            =======   =======
PER SHARE DATA
    Basic and Diluted Net Income            $  0.47   $  0.44
    Cash Dividends                          $  0.47   $  0.44

See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                      Three Months Ended
                                               March 31, 1998    March 31, 1997
OPERATING ACTIVITIES                                      (Unaudited)
Net Income                                        $  768            $  704
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                 112               113
  Depreciation and Amortization                      243               202
  Amortization of Security Discounts                 (20)              (16)
  Amortization of Security Premiums                   28                40
  Amortization of Deferred Fees on Loans            (167)               (7)
  Mortgage Loans Originated for Sale             (19,929)           (4,201)
  Mortgage Loan Sales                             19,281             3,487
  (Gain) Loss on Sale of Mortgage Loans              (40)                1
  Investment Securities Gains, Net                  (100)             (140)
 Changes in Assets and Liabilities:
  Increase in Accrued Interest Income               (289)             (431)
  Decrease in Accrued Interest Payable              (105)             (134)
  Net Increase in Other Assets                      (846)             (471)
  Net Increase in Other Liabilities                  586               291
                                                 -------           -------
Net Cash (Used In) Operating Activities             (478)             (562)
                                                 -------           -------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                               6,542             1,281
Proceeds from Maturities of Securities
  Held-to-Maturity                                 3,523               415
Proceeds from Sales of Securities
  Available-for-Sale                               1,430             2,556
Proceeds from Sales of Securities
  Held-to-Maturity                                   248               ---
Purchase of Securities Available-for-Sale        (18,423)          (10,808)
Purchase of Securities Held-to-Maturity           (6,540)           (1,004)
Net Decrease in Interest Bearing Deposits
  With Banks                                      (3,816)              143
Net Increase in Loans                             11,935            (4,397)
Purchase of Premises and Equipment, Net              (63)             (378)
Proceeds from Sale of Other Real Estate Owned         90               184
                                                 -------           -------
Net Cash (Used In) Investing Activities           (5,074)          (12,008)
                                                 -------           -------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
 Bearing Demand Deposits and Savings Accounts      7,218             3,105
Net Increase in Certificates of Deposits             902             3,931
Proceeds from Sale of Treasury Stock                  84                20
Net (Decrease) in Repurchase Agreements           (4,260)             (682)
Net Increase in Short-Term Borrowings               ---              3,330
Proceeds from Issuance of Stock                     ---                 45
Cash Dividends Paid                                 (310)             (276
                                                 -------           -------
Net Cash Provided by Financing Activities          3,634             9,473
                                                 -------           -------
(Decrease) in Cash and Cash Equivalents           (1,918)           (3,097)
Cash and Cash Equivalents, January 1              14,829            13,929
                                                 -------           -------
Cash and Cash Equivalents, March 31,             $12,911           $10,832
                                                 =======           =======

See accompanying notes to interim consolidated financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FIRST COLONIAL GROUP, INC.


DATE:       May 26, 1998                    BY: /S/  S. ERIC BEATTIE
       -------------------------------          --------------------
                                                S. ERIC BEATTIE
                                                PRESIDENT
                                                (PRINCIPAL EXECUTIVE OFFICER)


DATE:       May 26, 1998                    BY: /S/  REID L. HEEREN
       -------------------------------          -------------------
                                                REID L. HEEREN
                                                VICE PRESIDENT
                                                (PRINCIPAL FINANCIAL OFFICER)