Form 10-Q
period 1998-06-30
FIRST COLONIAL GROUP INC
filed 1998-08-14
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
(Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                              or
          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
              ----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
 -----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         PENNSYLVANIA                                    23-2228154
 ----------------------------------                 ----------------------
 (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    76 S. MAIN ST., NAZARETH, PA                            18064
 -----------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE                   (ZIP CODE)

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

         YES     X            NO   _____
              -------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,740,168 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON JUNE 30, 1998.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES


                                      INDEX


PART I - FINANCIAL INFORMATION                                     PAGE NO.

   ITEM 1  -  Financial Statements

     Consolidated Balance Sheet                                         2
     Consolidated Statement of Income                                   3
     Consolidated Statement of Comprehensive Income                     4
     Consolidated Statement of Cash Flows                               5
     Notes to Consolidated Financial Statements                         6

   ITEM 2  -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            13

   ITEM 3  -  Quantitative and Qualitative Discussion About            26
              Market Risk

PART II - OTHER INFORMATION

   ITEM 4  -  Submission of Matters to a Vote of Security Holders      30
   ITEM 5  -  Other Information                                        30
   ITEM 6  -  Exhibits and Reports on Form 8-K                         31


SIGNATURES                                                             32

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       June 30      Dec. 31
 ASSETS                                                  1998          1997
                                                     ---------     ---------
  Cash and Due From Banks                            $  11,516     $  12,629
  Federal Funds Sold                                       --          2,200
                                                     ---------     ---------
    Total Cash and Cash Equivalents                     11,516        14,829
  Interest-Bearing Deposits With Banks                   8,305           395
  Investment Securities Held-to-Maturity
    (Fair Value:  June 30, 1998 - $19,417;
      Dec. 31, 1997 - $17,946)                          19,293         7,756
  Securities Available-for-Sale at Fair Value           85,243        73,024
  Mortgage Loans Held-for-Sale                           1,470           759
  Total Loans, Net of Unearned Discount                216,957       229,587
  LESS:  Allowance for Possible Loan Losses             (2,680)       (2,664)
                                                     ---------     ---------
  Net Loans                                            214,277       226,923
  Premises and Equipment, Net                            7,055         7,299
  Accrued Interest Income                                2,522         2,232
  Other Real Estate Owned                                  238           284
  Other Assets                                           4,658         3,237
                                                     ---------     ---------
      TOTAL ASSETS                                   $ 354,577     $ 346,738
                                                     =========     =========
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                    $  36,259     $  32,800
    Interest-Bearing Deposits                          255,290       249,455
                                                     ---------     ---------
      Total Deposits                                   291,549       282,255
  Securities Sold Under Agreements to Repurchase         7,156         8,804
  Short-Term Borrowing
  Long-Term Debt                                        18,000        18,390
  Accrued Interest Payable                               3,177         3,466
  Other Liabilities                                      3,552         3,466
                                                     ---------     ---------
      TOTAL LIABILITIES                                323,434       316,381
                                                     ---------     ---------
SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued               --           --
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued -      1,740,168 shares at June 30, 1998
    and 1,655,413 shares at Dec. 31, 1997                8,701         8,277
  Additional Paid in Capital                            13,639        11,014
  Retained Earnings                                      8,309        10,250
  Less Treasury Stock at Cost: 0 shares at
       June 30, 1998 and
       2,779 shares at Dec. 31, 1997                       ---           (94)
  Employee Stock Ownership Plan Debt                      (500)         (390)
  Net Unrealized Gain on Securities Available-for-Sale     994         1,300
                                                     ---------     ---------
Total Shareholders' Equity                              31,143        30,357
                                                     ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 354,577     $ 346,738
                                                     =========     =========

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                          June 30,  June 30,  June 30, June 30,
                                            1998      1997      1998     1997
                                       ----------  --------  --------  --------

INTEREST INCOME:
 Interest and Fees on Loans              $ 4,747   $ 4,953    $ 9,660   $ 9,671
 Investment Securities Income
  Taxable                                  1,269     1,157      2,439     2,261
  Tax-Exempt                                 301       190        560       380
 Interest on Deposits with Banks and
  Federal Funds Sold                          38        12         81        30
                                         -------   -------    -------   -------
   Total Interest Income                   6,355     6,312     12,740    12,342
                                         -------   -------    -------   -------
INTEREST EXPENSE:
 Interest on Deposits                      2,352     2,273      4,679     4,486
 Interest on Short-Term Borrowing             73       116        145       185
 Interest on Long-Term Debt                  280       289        567       564
                                         -------   -------    -------   -------
   Total Interest Expense                  2,705     2,678      5,391     5,235
                                         -------   -------    -------   -------
NET INTEREST INCOME:                       3,650     3,634      7,349     7,107
 Provision for Possible Loan Losses          113       187        225       300
                                         -------   -------    -------   -------
  Net Interest Income After Provision
   For Possible Loan Losses                3,537     3,447      7,124     6,807
                                         -------   -------    -------   -------
OTHER INCOME:
 Trust Revenue                               264       192        475       379
 Service Charges on Deposit Accounts         411       321        761       614
 Investment Securities Gains, Net            363        94        463       234
 Gains on the Sale of Mortgage Loans         132       (50)       172        49
 Other Operating Income                      156       197        315       339
                                         -------   -------    -------   -------
   Total Other Income                      1,326       854      2,186     1,615
                                         -------   -------    -------   -------
OTHER EXPENSES:
 Salaries and Employee Benefits            1,618     1,473      3,232     2,954
 Net Occupancy and Equipment Expense         530       574      1,081     1,106
 Other Operating Expenses                  1,496     1,122      2,739     2,263
                                         -------    -------   -------   -------
   Total Other Expenses                    3,644     3,169      7,052     6,323
                                         -------   -------    -------   -------

Income Before Income Taxes                 1,219     1,132      2,258     2,099
Provision for Income Taxes                   324       320        595       583
                                         -------   -------    -------   -------

NET INCOME                               $   895   $   812    $ 1,663   $ 1,516
                                         =======   =======    =======   =======
 Per Share Data
   Basic Net Income                      $  0.52   $  0.48    $  0.97   $  0.89
                                         =======   =======    =======   =======

  Diluted Net Income                     $  0.51   $  0.48    $  0.96   $  0.89
                                         =======   =======    =======   =======
  Cash Dividends                         $  0.18   $  0.16    $  0.36   $  0.32
                                         =======   =======    =======   =======


 See accompanying notes to interim financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                     Three Months Ended      Six Months Ended
                                    June 30,   June 30,    June 30,    June 30,
                                      1998       1997        1998        1997
                                    ------     ------       ------      ------

Net Income                          $  895     $  812       $1,663      $1,516

Other Comprehensive Income,
  Net of Tax
 Unrealized gains (losses)
  on securities
   Unrealized gains (losses)
    arising in period                 (129)       343         (202)       (106)
   Reclassification adjustment;
    gain included in net income       (358)      (101)        (439)       (180)
                                    ------     ------       ------      ------
Other Comprehensive Income            (487)       242         (641)        (74)
                                    ------     ------       ------      ------
Comprehensive Income                $  408     $1,054       $1,022      $1,442
                                    ======     ======       ======      ======


     Other comprehensive income is shown net of tax for the six months ended June 30, 1998 and June 30, 1997 of $330,000 and $38,000, respectively and the three months ended June 30, 1998 and June 30, 1997 of $251,000 and $125,000, respectively.




See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                               June 30, 1998    June 30, 1997
OPERATING ACTIVITIES                                    (Unaudited)
Net Income                                        $1,663            $1,516
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                 225               300
  Depreciation and Amortization                      491               417
  Amortization of Security Discounts                 (39)              (32)
  Amortization of Security Premiums                   98                66
  Amortization of Deferred Fees on Loans            (190)              (17)
  Mortgage Loans Originated for Sale             (28,418)           (7,587)
  Mortgage Loan Sales                             27,707             7,929
  (Gain) on Sale of Mortgage Loans                  (172)              (49)
  Investment Securities Gains, Net                  (463)             (234)
 Changes in Assets and Liabilities:
  Increase in Accrued Interest Income               (290)             (184)
  Decrease in Accrued Interest Payable              (289)               57
  Net Increase in Other Assets                    (1,033)             (859)
  Net Increase in Other Liabilities                 (184)             (126)
                                                 -------           -------
Net Cash (Used In) Provided By
  Operating Activities                              (894)            1,197
                                                 -------           -------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                              12,139             3,436
Proceeds from Maturities of Securities
  Held-to-Maturity                                 5,474             3,623
Proceeds from Sales of Securities
  Available-for-Sale                               4,571             6,692
Proceeds from Sales of Securities
  Held-to-Maturity                                   248               ---
Purchase of Securities Available-for-Sale        (28,963)          (17,521)
Purchase of Securities Held-to-Maturity           (7,284)           (2,768)
Net Decrease (Increase) in Interest Bearing
  Deposits With Banks                             (7,910)              192
Net Increase in Loans                             12,711           (13,675)
Purchase of Premises and Equipment, Net             (208)             (987)
Proceeds from Sale of Other Real Estate Owned        118               546
                                                 -------           -------
Net Cash (Used In) Investing Activities           (9,104)          (20,462)
                                                 -------           -------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
 Bearing Demand Deposits and Savings Accounts      6,376             4,826
Net Increase in Certificates of Deposits           2,918            10,760
Net Decrease in Long-Term Debt                      (390)              ---
Proceeds from Sale of Treasury Stock                  94                20
Net Increase in ESOP Debt                           (110)              ---
Net (Decrease) Increase in Repurchase Agreements  (1,648)            3,071
Net Increase in Short-Term Borrowings               ---              1,085
Proceeds from Issuance of Stock                       72               116
Cash Dividends Paid                                 (621)             (554)
Cash in Lieu of Fractional Shares                     (6)               (4)
                                                 -------           -------
Net Cash Provided by Financing Activities          6,685            19,320
                                                 -------           -------
(Decrease) Increase in Cash and Cash Equivalents  (3,313)               55
Cash and Cash Equivalents, January 1              14,829            13,929
                                                 -------           -------
Cash and Cash Equivalents, March 31,             $11,516           $13,984
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

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3
- Quantitative and Qualitative Discussion About Market Risk", statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

NOTE E  -  CASH DIVIDENDS

On May 22, 1998 the Company paid its 1998 second quarter dividend on its common stock of $.19 per share to shareholders of record on May 8, 1998.


NOTE F  -  STOCK DIVIDEND

On June 25, 1998 the Company paid a 5% stock dividend to shareholders of record on June 5, 1998. Fractional shares were paid in cash based on the closing price of $36.00 per share on the record date. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

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

For the Three Months Ended June 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
         1998

Net Income                                  $  895

Basic Earnings Per Share
  Income Available to Common Shareholders   $  895      1,719,464      $  0.52

Effect of Dilutive Securities
  Stock Options                                             8,495
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  895      1,727,959      $  0.51
                                            ------      ---------      -------
         1997

Net Income                                  $  812

Basic Earnings Per Share
  Income Available to Common Shareholders   $  812      1,700,227      $  0.48

Effect of Dilutive Securities
  Stock Options                                             5,867
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  812      1,706,094      $  0.48
                                            ------      ---------      -------

Average common shares outstanding in the three month period ending June 30, 1998 and 1997 do not include 21,919 and 29,664, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 1998.

For the Six Months Ended June 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
         1998

Net Income                                  $1,663

Basic Earnings Per Share
  Income Available to Common Shareholders   $1,663      1,717,634      $  0.97

Effect of Dilutive Securities
  Stock Options                                             8,191
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $1,663      1,725,826      $  0.96
                                            ------      ---------      -------
         1997

Net Income                                  $1,516

Basic Earnings Per Share
  Income Available to Common Shareholders   $1,516      1,698,001      $  0.89

Effect of Dilutive Securities
  Stock Options                                             5,867
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $1,516      1,703,868      $  0.89
                                            ------      ---------      -------

Average common shares outstanding in the six month period ending June 30, 1998 and 1997 do not include 22,527 and 30,277, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 1998.

NOTE H  -  ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Six Month Period Ended June 30,             1998               1997

     Beginning Balance                          $2,664,000         $2,532,000

     Additions
       Provision for loan losses charged to
        operating expenses                         225,000            300,000
       Recoveries of loans                          46,000             42,000
                                                ----------         ----------
        Total Additions                            271,000            342,000

     Deductions
       Loans charged off                           255,000            285,000
                                                ----------         ----------

     Ending Balance                             $2,680,000         $2,589,000

NOTE I  -   IMPAIRED LOANS

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


           At June 30,                                 1998            1997

           Principal amount of impaired loans      $1,203,000        $377,000
           Deferred loan costs                          2,000           7,000
                                                     --------        --------
                                                    1,205,000         384,000
           Less valuation allowance                   446,000         105,000
                                                     --------        --------
                                                   $  759,000        $279,000

On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the quarter ending June 30, 1998 is as follows:

                                                      1998               1997

      Valuation allowance at January 1,            $138,000         $128,000
      Provision for loan impairment                 225,000           17,000
      Transfer from Unallocated Allowance for
         Possible Loan Losses                       117,000              ---
      Direct charge-offs                            (34,000)         (40,000)
      Recoveries                                        ---              ---
                                                   --------         --------
      Valuation allowance at June 30,              $446,000         $105,000

Total cash collected on impaired loans during the six month period ended June 30, 1998 was $250,000, of which $237,000 was credited to the principal balance outstanding on such loans and $130,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first six months of 1998 was $80,000. Interest income recognized for the first half of 1997 was $12,740,000. The valuation allowance for impaired loans of $446,000 at June 30, 1998 is included in the "Allowance for Possible Loan Losses" which amounts to $2,680,000 at June 30, 1998. The provision for loan impairment of $225,000 for the six month period ended June 30, 1998 is included in the "Provision for Possible Loan Losses" as reflected on the "Consolidated Statement of Income" for the same period.

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

NOTE L  -  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
           ACTIVITY

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

ITEM 2.

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations



The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and six month period ended June 30, 1998.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3
- Quantitative and Qualitative Discussion About Market Risk", statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

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

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At June 30, 1998, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $19,821,000, and securities maturing within one year totaled

$4,730,000. At December 31, 1997, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $15,224,000, and securities maturing within one year were $3,861,000. Securities sold under an agreement to repurchase totaled $7,156,000 at June 30, 1998 and $8,804,000 at December 31, 1997. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $8,047,000 at June 30, 1998 and $110,000 at December 31, 1997.
These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal funds sold at June 30, 1998. At December 31, 1997 there were Federal funds sold totaling $2,200,000.

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at June 30, 1998, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at June 30, 1998 or at December 31, 1997. The Bank had additional borrowings from the Federal Home Loan Bank at June 30, 1998 totaling $18,000,000 of which $5,000,000 is due in November 1998, $8,000,000 is due in
August 2000 and $5,000,000 is due in December 2001.

     Cash flows for the six months ended June 30, 1998 consisted of cash used in operating activities of $894,000 and cash used in investing activities of $9,104,000 offset in part by cash provided by financing activities of $6,685,000 resulting in a decrease in cash and cash equivalents of $3,313,000.

     Cash used in operating activities was the result of mortgage loans originated for sale of $28,418,000, an increase in other assets of $1,033,000, an increase in accrued interest income of $290,000, a decrease in accrued interest payable of $289,000, partially reduced by mortgage loan sales of $27,707,000, net operating income of $1,663,000, depreciation and amortization of $491,000 and a provision for possible loan losses of $225,000. Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $28,963,000 and $7,284,000, respectively, plus net increase in interest-bearing deposits with banks of $7,910,000, partially offset by net decreases in loans of $12,711,000, proceeds from maturities of securities available-for-sale and held-to-maturity of $12,139,000 and $5,474,000, respectively, and proceeds from sales of securities available-for-sale and held-to-maturity of $4,571,000 and $248,000, respectively. Cash provided by financing activities consisted principally of increases in interest and non-interest bearing demand deposits and savings accounts of $6,376,000 and an increase in certificates of deposit of $2,918,000 offset in part by a decrease in repurchase agreements of $1,648,000, the payment of cash dividends of $621,000 and a decrease in long-term debt of $390,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at June 30, 1998 was $31,143,000 as compared to $30,357,000 at December 31, 1997, for an increase of $786,000 or

2.6%. This increase was attributable to net income for the first six months of 1998 of $1,663,000, proceeds from the sale of treasury stock in the Dividend Reinvestment Plan of $94,000, proceeds from the sale of common stock pursuant to the Dividend Reinvestment Plan of $72,000 less the payment of cash dividends of $621,000, a decrease of $306,000 in the value of the securities available for sale (see discussion on "Investment Securities"), an increase of $110,000 in debt related to Employee Stock Ownership Plan and the payment of $6,000 in cash in lieu of fractional shares from the 5% stock dividend of June 25, 1998.

     On June 25, 1998, the Company paid a 5% stock dividend to shareholders of record on June 5, 1998. Fractioinal shares were paid in cash based on the closing price of $36.00 per share on the record date.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first six months of 1998, 4,834 shares of common stock were purchased from authorized and unissued shares at an average price of $34.34 per share for proceeds of approximately $166,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of June 30, 1998, the Company and the Bank met all capital adequacy requirements to which they were subject.

CAPITAL RATIOS

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At June 30, 1998           Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $32,383   16.33%   $15,864   8.00%      ---    ---
  Bank                      $28,724   14.57%   $15,772   8.00%  $19,714  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $29,901   15.08%   $ 7,931   4.00       ---    ---
  Bank                      $25,657   13.01%   $ 7,888   4.00%  $11,833   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $29,901   8.55%    $13,989   4.00%      ---    ---
  Bank                      $25,657   7.44%    $13,794   4.00%  $17,243   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1997        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,271  16.03%    $15,609   8.00%      ---    ---
  Bank                      $27,200  13.97%    $15,576   8.00%  $19,470  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $28,829  14.78%    $ 7,804   4.00%      ---    ---
  Bank                      $24,163  12.41%    $ 7,788   4.00%  $11,682   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $28,829   8.33%    $13,551   4.00%      ---    ---
    Bank                    $24,163   7.06%    $13,416   4.00%  $16,770   5.00%

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

     Assets and  Liabilities

     Total assets at June 30, 1998 were $354,577,000, representing an increase of 2.3% over total assets of $346,738,000 at December 31, 1997. Deposits increased by $9,294,000 or 3.3% from $282,255,000 on December 31, 1997 to
$291,549,000 on June 30, 1998. Contributing to this increase were increases in non-interest bearing checking deposits of $3,459,000, certificates of deposit of $2,654,000, savings and money market deposits of $1,606,000 and interest-bearing checking deposits of $1,575,000. Loans outstanding at June 30, 1998 were $216,957,000 as compared to $229,587,000 at December 31, 1997. This is a decrease of $12,630,000 or 5.5%. The decline in loans was primarily the result of a decrease of $12,988,000 or 14.1% in residential real estate loans. During the first half of 1998, $27,707,000 of residential real estate loans were sold. Most of the loans sold were fixed rate with 30 or 15 year maturities. These loans were sold to reduce the Company's interest-rate risk and to provide liquidity for future lending opportunities. Most of the loans sold were originated in years prior to 1998. The Bank continues to service all of these loans. There were $1,470,000 of residential real estate loans identified as held-for-sale at June 30, 1998. Additionally, the net decrease in loans during the first six months of 1998 included a $1,937,000 or 2.8% decrease in commercial loans partially offset by a $2,295,000 or 3.4% increase in consumer loans. The loan to deposit ratio was 74.4% at June 30, 1998 and 81.3% at December 31, 1997.

     Premises and equipment decreased by $244,000 to $7,055,000 at June 30, 1998 from $7,299,000 at December 31, 1997.

     The Company had long-term debt totaling $18,000,000 at June 30, 1998 as compared to $18,390,000 at December 31, 1997. Included in this total were outstanding borrowings of $18,000,000 from the Federal Home Loan Bank of Pittsburgh at June 30, 1998 and December 31, 1997. Of this amount $5,000,000 matures in November 1998, $8,000,000 matures in August 2000 and the remaining $5,000,000 matures in December 2001. The interest rates associated with these loans are 5.96% fixed, 5.89% fixed and 5.99% variable (changes quarterly based on the three month LIBOR plus 8 basis points), respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans. Long-term debt of $390,000 relating to Employee Stock Option Plan (ESOP) and payable to another bank was paid in full during the first half of 1998. This debt was repaid by a loan from the Company's subsidiary, First C. G. Company to the ESOP in the amount of $500,000. This new loan, due in 2009, carries an interest rate of prime plus 1/2 (currently 9%) and annual principal payments of $50,000 starting in June 1999.

     At June 30, 1998 and December 31, 1997 the Bank had no short-term borrowings from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000.

Results of Operations

     The net income for the three months ended June 30, 1998 was $895,000, an $83,000 or 10.2% increase compared to net income of $812,000 for the same period in 1997. The earnings improvement is attributable to an increase in net interest income of $16,000 or 0.4%, a $74,000 or 39.6% decrease in the provision for possible loan losses, a $203,000 or 26.7% increase in total other income, exclusive of net securities gains of $269,000 partially offset by increases in total other expenses of $475,000 or 15.0% and Federal income taxes of $4,000 or 1.3%.

     Net income for the six months ended June 30, 1998 was $1,663,000 compared to $1,516,000 for the same period in 1997. The earnings improvement is primarily attributable to increases in total other income and net interest income. During the first half of 1998, net interest income increased $242,000 or 3.4% as compared to June 30, 1997. Also affecting earnings was a $219,000 increase in total other income exclusive of security gains and gains on the sale of mortgages of $463,000 and $172,000, an increase in total other expenses of $729,000 and an increase in Federal income taxes of $12,000.

     Basic earnings per share for the three months ended June 30, 1998 were $0.52 as compared to $0.48 for the corresponding period in 1997. Average shares outstanding during this three month period were 1,727,959 in 1998 and 1,706,094 in 1997. Basic earnings per share for the six months ended June 30, 1998 were $0.97 and $0.96, respectively, as compared to $0.89 for the corresponding period in 1997. Average shares outstanding during this six month period were 1,725,826 in 1998 and 1,703,868 in 1997. Diluted earnings per share for the three month period ended June 30, 1998 were $0.51 compared to $0.48 for the same period in 1997. Diluted earnings per share for the six month period ended June 30 were $0.96 and $0.89 in 1998 and 1997, respectively. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 25, 1998. (see Note F)

Net Interest Income

     Net interest income amounted to $3,650,000 for the three months ended June 30, 1998 as compared to $3,634,000 for the three months ended June 30, 1997, an increase of $16,000 or 0.4%.

     The fully taxable-equivalent net interest income was $7,649,000 for the first six months of 1998, compared to $7,317,000 for the same period in 1997, a 4.5% or $332,000 increase as shown in the following "Rate/Volume Analysis" table. This increase in taxable-equivalent net interest income was primarily due to a $674,000 increase related to volume partially offset by a $342,000 decrease related to interest rates.

     Total taxable-equivalent interest income grew $488,000 primarily the result of the higher volumes in the investment security earning asset category. Income from investment securities for the second quarter increased $451,000 or 15.9% over the second half of 1997. This was comprised of a $1,197,000 increase due to volume partially offset by a $746,000 decrease due to rates as a result of declining yields. Average year-to-date earning assets increased to $323,648,000 at June 30, 1998 from $307,464,000 at June 30, 1997, a 5.3% increase.

     Total interest expense grew $156,000 during the first six months of 1998, compared to the same period in 1997. This growth was principally the result of higher volumes, primarily due to an increase in time deposits. Interest expense attributed to time deposits increased $262,000 during the first six months of 1998, compared to the first six months of 1997. The increase in time deposits was used to finance the earning asset growth. Partially offsetting this growth in interest expense were lower interest rates paid on savings accounts as a result of repricing due to market conditions (see Item 3. - Quantitative and Qualitative Discussion About Market Risk).

     The following table sets forth a "Rate/Volume Analysis" which segregates in detail the major factors that contributed to the changes in net interest income for the six months ended June 30, 1998. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                             RATE/VOLUME ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                                       June 30, 1998
                                                       Over / (Under)
                                                       June 30, 1997
                                                       CHANGE DUE TO:
                                                TOTAL      RATE     VOLUME
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks         $    27    $   (49)   $    76
Federal Funds Sold                                24        (50)        74
Investment Securities                            451       (746)     1,197
Loans Held for Sale                               (7)       (44)        37
Loans                                             (7)       318        325
                                             -------    -------    -------
Total Interest Income                            488       (571)     1,059
                                             -------    -------    -------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs                 (69)      (124)        55
Time Deposits                                    262       (171)       433
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase            22        (15)        37
Short-Term Borrowings                            (62)        65       (127)
Long-Term Borrowings                               3         16        (13)
                                             -------    -------    -------
Total Interest Expense                           156       (229)       385
                                             -------    -------    -------

Net Increase (Decrease) in Interest Income   $   332    $  (342)   $   674


Other Income and Other Expenses

     Other income for the three months ended June 30, 1998 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $963,000 as compared to $760,000 for the same period in 1997. This was an increase of $203,000 or 26.7%. In the three month period ended June 30, 1998, service charges were $411,000, a $90,000 or 28.0% increase over the 1997 amount of $321,000. The revenues from the Trust Department operations were $264,000 for the three months ended June 30, 1998 as compared to $192,000 for the three months ended June 30, 1997, an increase of $72,000 or 37.5%. There were $132,000 in gains on the sale of mortgage loans for the three month period ended June 30, 1998 and losses of $50,000 for the same period in 1997. Other miscellaneous income for the three months ended June 30, 1998 was $156,000, a decrease of $41,000 compared to $197,000 for the same period in 1997.

     Other income for the six months ended June 30, 1998 including service charges, trust revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $1,723,000 as compared to $1,381,000 for the same period in 1998. This was an increase of $342,000 or 24.8%. In the six month period ended June 30, 1998 service charges were $761,000, a $147,000 or 23.9% increase over the 1998 amount of $614,000. The increase in service charge income is the result of the implementation of fees assessed to noncustomers use of the Bank's ATM network and the introduction of a new Debit Card program. The revenues from the Investment Management and Trust Division operations were $475,000 for the six months ended June 30, 1998 as compared to $379,000 for the six months ended June 30, 1997, an increase of $96,000 or 25.3%. During the six months ended June 30, 1998, sales of mortgage loans resulted in a gain of $172,000 as compared to $49,000 for the same period in 1997, an increase of $123,000. The gain in 1998 was the result of the sale of $27,707,000 of residential real estate loans in the first half (see discussion on Assets and Liabilities). Other operating income for the six months ended June 30, 1998 was $315,000 as compared to $339,000 for the same period in 1997, a decrease of $24,000 or 7.1%.

     Total other expenses for the three month period ended June 30, 1998 increased by $475,000 or 15.0% to $3,644,000 over total other expenses for the same period in 1997 of $3,169,000. Included in this increase is a $145,000 or 9.8% increase in salary and benefit expenses which were $1,618,000 as compared to $1,473,000 in 1997. These increases are primarily due to general salary increases of approximately 4% and additional staff necessitated by current and planned future growth. Occupancy and equipment expenses were $530,000 for the three months ended June 30, 1998 and $574,000 for the three months ended June 30, 1997, a decrease of $44,000 or 7.7%. Other operating expenses for the three month period ended June 30, 1998 were $1,496,000, an increase of $374,000 or 33.3% over the $1,122,000 in other expenses for the same period in 1997.

     Total other expenses for the six months ended June 30, 1998 increased by $729,000 or 11.5%, to $7,052,000 from $6,323,000 for the same period in 1997.
Salaries and employee benefits were $3,232,000 for the six months ended June 30, 1998 as compared to $2,954,000 for the six months ended June 30, 1997 representing an increase of $278,000 or 9.4%. These increases are primarily due to general salary increases of approximately 4% and additional staff necessitated by current and planned future growth. Occupancy and equipment expenses were $1,081,000 for the six months ended June 30, 1998 and $1,106,000 for the six months ended June 30, 1997, a decrease of $25,000 or 2.3%. Other operating expenses for the six months ended June 30, 1998 were $2,739,000 in relation to $2,263,000 for the six months ended June 30, 1997, an increase of $476,000 or 21.0%. Included in the other operating expense total was a special $300,000 provision to a reserve for possible contingent liabilities in the operation of the Trust Division. This contingent reserve totals $800,000 and is included in other liabilities on the Consolidated Balance Sheet Statement.

Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at June 30, 1998 and December 31, 1997.

     Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $85,243,000 in available-for-sale securities at June 30, 1998 with a net unrealized gain of $994,000. At December 31, 1997 available-for-sale securities amounted to $73,024,000 with a net unrealized gain of $1,300,000.

     During the six month period ended June 30, 1998, $4,571,000 of securities available-for-sale were sold for a net gain of $463,000 as compared to $6,692,000 of securities available-for-sale were sold for a net gain of $234,000 for the same time period in 1997.

     Held-to-maturity securities totaling $19,293,000 at June 30, 1998 are carried at cost. At December 31, 1997, the held-to-maturity securities totaled $17,756,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at June 30, 1998, did not hold any securities identified as derivatives.

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

     For the first six months of 1998, the provision for loan losses was $225,000 compared to $300,000 for the same period in 1997. Net charge offs were $209,000 for the six months ended June 30, 1998 compared with $243,000 for the six months ended June 30, 1997. The ratio of the allowance for loan losses to total loans at June 30, 1998 was 1.24% compared to 1.16% at December 31, 1997 and 1.11% at June 30, 1997. This was primarily the result of a decline in total loans to $216,957,000 at June 30, 1998 from $229,587,000 at December 31, 1998.
This decline was the result of the sale of $27,707,000 of mortgage loans during the first half of 1998. The allowance for possible loan losses at June 30, 1998 totaled $2,680,000, an increase of $16,000 or 0.6% over the December 31, 1997 amount of $2,664,000 and $91,000 or 3.5% over the June 30, 1997 balance of $2,589,000.

     As provided by SFAS No. 114, as amended by SFAS No. 118, $446,000 of the Allowance for Possible Loan Losses is allocated to impaired loans at June 30, 1998 (See Note I "Impaired Loans").

     Transactions in the allowance for loan losses are as follows:

ALLOWANCE FOR LOAN LOSSES

                                               1998           1997

Balance, January 1,                       $ 2,664,000    $ 2,532,000
Provision charged to Operating Expenses       225,000        300,000
Loans Charged Off                             255,000        285,000
Recoveries                                     46,000         42,000
                                          -----------     ----------
Balance June 30,                          $ 2,680,000    $ 2,589,000

     The following table sets forth an allocation of the allowance for loan losses by loan category:

         At June 30, 1998

         Commercial                               $1,332,000
         Residential Real Estate                     143,000
         Consumer                                    709,000
         Unallocated                                 496,000
                                                  ----------
              Total                               $2,680,000


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

     Non performing assets (non accruing loans and loans past due over 90 days) were 1.3% of total loans at June 30, 1998 compared to 0.7% at June 30, 1997. The increase in this ratio is the result of a $1,300,000 or 84.7% increase in non performing loans to $2,834,000 over the one year period ending June 30, 1998. The ratio of the allowance for loan losses to non performing assets was 94.6% at June 30, 1998 compared to 168.8% at June 30, 1997.

     Non accruing loans at June 30, 1998 of $1,816,000 increased from June 30, 1997 level of $668,000. This $1,148,000 increase was primarily the result of three commercial loans being placed on non accrual status during the second quarter of 1998. These loans are secured by commercial real estate. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the bank.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 1998, loans past due 90 days or more and still accruing interest were $1,018,000 compared to $866,000 at June 30, 1997. The $152,000 increase in loans past due 90 days from June 30, 1997 to June 30, 1998 was the result of increases in mortgage and commercial loans past due 90 days or more of $200,000 and $113,000, respectively. This was offset in part by a decline in consumer loans of $161,000.


NON-PERFORMING LOANS
                                            June 30,  December 31,   June 30,
                                              1998        1997          1997

Non-accrual loans on a cash basis         $1,816,000   $ 813,000     $  668,000
Non-accrual loans as a percentage
  of total loans                                .89%        .35%           .29%
Accruing loans past due 90 days
  or more                                 $1,018,000   $ 802,000     $  866,000
Accruing loans past due 90 days
  or more as a percentage of total
  loans                                         .47%        .35%           .37%
Other Real Estate Owned from
  Foreclosed Property                     $  238,000   $ 284,000     $  513,000
Allowance for loan losses to
  nonperforming loans                         94.57%     163.64%        168.77%
Nonperforming assets to total loans            1.31%        .71%           .66%
Allowance for loan losses to total loans       1.24%       1.16%          1.11%


     There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at June 30, 1998.

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


                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)
Six Months Ended, June 30,                  1998                   1997
                                             Int    Avg       Int   Avg
                                     Avg     Inc/  Yield/     Avg   Inc/ Yield/
                                     Bal     Exp    Rate      Bal   Exp   Rate

ASSETS:
INTEREST-EARNING ASSETS
Int-Bearing Deposits with Banks  $  1,733  $   56   6.46% $   750  $  29  7.74%
Federal Funds Sold                    917      25   5.46       24      1  8.34
Investment Securities
      Taxable                      78,048   2,439   6.26   68,369  2,261  6.62
      Non-Taxable (1)              22,824     849   7.44   14,941    576  7.70
Net Loans Held for Sale             1,801      24   2.66    1,131     31  5.48
Loans (1) (2)                     221,038   9,647   8.72  224,831  9,654  8.58
Reserve for Loan Losses            (2,713)     --     --   (2,582)    --    --
                                ---------   -----        --------  -----
Net Loans                         218,325   9,647   8.84  222,249  9,654  8.68
                                ---------   -----        --------  -----
  Total Interest-Earning Assets   323,648  13,040   8.06  307,464 12,552  8.16
Non-Interest Earning Assets        24,645      --     --   23,615     --    --
                                ---------   -----        --------  -----
  TOTAL ASSETS, INT INCOME      $ 348,293  13,040   7.48 $331,079 12,552  7.58
                                ---------   -----        --------  -----

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits               $  48,165     277   1.16 $ 43,587    257  1.18
  Money Market Deposits            14,274     200   2.80   14,070    196  2.78
  Savings & Club Deposits          61,435     673   2.20   63,469    766  2.42
  CD's over $100,000                4,795      91   3.80    5,395    114  4.22
  All Other Time Deposits         123,308   3,438   5.58  114,743  3,153  5.50
                                ---------   -----        --------  -----
   Total Int-Bearing Deposits     251,977   4,679   3.72  241,264  4,486  3.72
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase           6,048     113   3.74    5,023     91  3.62
Short-Term Borrowings               1,132      32   5.66    3,510     94  5.36
Long-Term Borrowings               18,227     567   6.22   18,445    564  6.12
                                ---------   -----        --------  -----
  Total Int-Bearing Liabilities   277,384   5,391   3.88  268,242  5,235  3.90

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits      33,130      --     --   29,949     --    --
Other Liabilities                   7,179      --     --    5,729     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES              317,693   5,391   3.40  303,920  5,235  3.44
   SHAREHOLDERS' EQUITY            30,600      --     --   27,159     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES AND EQUITY $ 348,293   5,391   3.10 $331,079  5,235  3.16

NET INTEREST INCOME                        $7,649                 $7,317
                                            -----                  -----

    Net Interest Spread                             4.18                  4.26
    Effect of Interest-Free Sources
      Used to Fund Earnings Assets                  0.54                  0.50
    Net Interest Margin                             4.72%                 4.76%
                                                    ----                  ----

     The net interest margin of 4.72% for the six month period ended June 30, 1998, decreased from the 4.76% net interest margin for the first six months of 1997. The yield on interest earning assets was 8.06% during the first six months of 1998 as compared to 8.16% in 1997. A decrease in yields on investments securities was partially offset by an increase in loan yields. The average interest rate paid on interest bearing deposits and other borrowings was 3.88% for the first six months of 1998 as compared to 3.90% in 1997. The decrease in the net interest margin was supported by an increase in the effect of interest free sources of funds to 0.54% for the first six months of 1998 from 0.50% in the same period in 1997. This increase is the result of higher non-interest bearing deposits in 1998.

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

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At June 30, 1998, assets of $159,970,000 (45% of total assets) were subject to interest rate changes within one year. Liabilities subject to rate change within one year were $177,528,000. A negative one-year gap position of $17,558,000 existed as of June 30, 1998. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was 90%. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at June 30, 1998.

Interest Sensitivity Analysis
(Dollars in Thousands) as of June 30, 1998

                      0-90   91-180   181-365       1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $ 8,305  $   ---  $    ---   $    ---   $    ---    $ 8,305
Federal Funds Sold      ---      ---       ---        ---        ---        ---
Inv Securities       20,565   11,436    21,211     36,473     14,851    104,536
Loans Held-for-Sale   1,470      ---       ---        ---        ---      1,470
Loans                43,465   16,351    25,651     71,884     56,926    214,277
Other Assets         11,516      ---       ---        ---     14,473     25,989
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $85,321  $27,787  $ 46,862   $108,357   $ 86,250   $354,577
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 36,259   $ 36,259
Int-Bearing
 Deposits            81,235   26,513    44,624     40,813     62,105    255,290
Time Deposits           ---      ---       ---        ---        ---        ---
Securities Sold
 Under Agreements
 to Repurchase        7,156      ---       ---        ---        ---      7,156
Long-Term Debt       13,000    5,000       ---        ---        ---     18,000
Other                   ---      ---       ---        ---      6,729      6,729
Capital                 ---      ---       ---        ---     31,143     31,143
                    ------- --------  --------    -------   --------   --------
TOTAL LIABILITIES
  AND CAPITAL      $101,391  $31,513  $ 44,624    $40,813   $136,236   $354,577
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $(16,070) $(3,726)$  2,238    $67,544   $(49,986)  $    ---

Cumulative Int
  Sensitivity Gap  $(16,070)$(19,796)$(17,558)   $49,986   $    ---   $    ---

Cumulative Gap
  RSA/RSL             84.15%   85.11%   90.11%    122.89%    100.0%

(1) Historically, non-interest-bearing deposits reflect insignificant changes in deposit trends and, therefore, the Company classifies these deposits over five years.

PART II  -  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     On May 7, 1998, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected Gordon B. Mowrer and Maria Z. Thulin as Class 4 Directors of the Company to serve for a term of four years and until their successors are duly elected and qualified. The following is a tabulation of the vote for these directors.

                                                       Votes
                                                                 Withheld
                                            For                  Authority
                                       ---------------         --------------
        Gordon B. Mowrer                  1,349,912               4,619
        Maria Z. Thulin                   1,345,201               9,330

     The other directors whose terms of office as a director continued after the meeting are S. Eric Beattie, Robert Bergren, Daniel B. Mulholland, Robert C. Nagel, Charles J. Peischl, John J. Schlamp and Richard Stevens III.

ITEM 5.  Other Information

     Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Shareholders (the "Annual Meeting") will be May 6, 1999. As to all such matters which the Company does not have notice on or prior to May 6, 1999, discretionary authority shall be granted to the designated persons inthe Company's proxy statement for the Annual Meeting.

     Shareholder proposals for the 1998 Annual Meeting of Shareholders must be submitted to the Company by November 30, 1998 to receive consideration for inclusion in the Company's Proxy Statement.

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


                                      FIRST COLONIAL GROUP, INC.


DATE:     August 14, 1998             BY: /S/  S. ERIC BEATTIE
     -----------------------------    -------------------------------
                                      S. ERIC BEATTIE
                                      PRESIDENT
                                     (PRINCIPAL EXECUTIVE OFFICER)


DATE:     August 14, 1998             BY: /S/  REID L. HEEREN
    ------------------------------    -------------------------------
                                      REID L. HEEREN
                                      VICE PRESIDENT
                                     (PRINCIPAL FINANCIAL OFFICER)