Form 10-Q
period 1998-09-30
FIRST COLONIAL GROUP INC
filed 1998-11-13
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
(Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
--------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         PENNSYLVANIA                                  23-2228154
------------------------------                  -----------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

76 S. MAIN ST., NAZARETH, PA                           18064
------------------------------------------------------- -----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE               (ZIP CODE)

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

         YES     X            NO   _____
              -------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,742,643 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON SEPTEMBER 30, 1998.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES


                                      INDEX



PART I - FINANCIAL INFORMATION                                       PAGE NO.

     ITEM 1  -  Financial Statements

          Consolidated Balance Sheet                                     2
          Consolidated Statement of Income                               3
          Consolidated Statement of Comprehensive Income                 4
          Consolidated Statement of Cash Flows                           5
          Notes to Consolidated Financial Statements                     6

     ITEM 2  -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           13

     ITEM 3  -  Quantitative and Qualitative Discussion About           26
                Market Risk

PART II  -  OTHER INFORMATION

     ITEM 5  -  Other Information                                       30
     ITEM 6  -  Exhibits and Reports on Form 8-K                        30


SIGNATURES                                                              31

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Sept. 30,       Dec. 31,
                                                       1998            1997
                                                     --------        --------
ASSETS
  Cash and Due From Banks                             $13,793         $12,629
  Federal Funds Sold                                     ---            2,200
                                                     --------        --------
    Total Cash and Cash Equivalents                    13,793          14,829
  Interest-Bearing Deposits With Banks                  4,571             395
  Investment Securities Held-to-Maturity
    (Fair Value:  Sept. 30, 1998 - $19,931;
     Dec. 31, 1997 - $17,946)                          19,716          17,756
  Securities Available-for-Sale at Fair Value          98,145          73,024
  Mortgage Loans Held-for-Sale                          1,306             759
  Total Loans, Net of Unearned Discount               212,718         229,587
  LESS:  Allowance for Possible Loan Losses            (2,644)         (2,664)
                                                     --------        --------
  Net Loans                                           210,074         226,923
  Premises and Equipment, Net                           7,042           7,299
  Accrued Interest Income                               2,488           2,232
  Other Real Estate Owned                                 209             284
  Other Assets                                          4,928           3,237
                                                     --------        --------
      TOTAL ASSETS                                   $362,272        $346,738
                                                     ========        ========
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                     $36,974         $32,800
    Interest-Bearing Deposits                         260,923         249,455
                                                     --------        --------
      Total Deposits                                  297,897         282,255
  Securities Sold Under Agreements to Repurchase        7,805           8,804
  Long-Term Debt                                       18,000          18,390
  Accrued Interest Payable                              3,390           3,466
  Other Liabilities                                     3,382           3,466
                                                     --------        --------
      TOTAL LIABILITIES                               330,474         316,381
                                                     --------        --------
SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued             ---             ---
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued     -  1,742,643 shares at Sept. 30, 1998
    and 1,655,413 shares at Dec. 31, 1997               8,713           8,277
  Additional Paid in Capital                           13,705          11,014
  Retained Earnings                                     8,853          10,250
  Less Treasury Stock at Cost: 0 shares at
     Sept. 30, 1998 and 2,779 shares at Dec. 31, 1997    ---              (94)
  Employee Stock Ownership Plan Debt                     (500)           (390)
  Net Unrealized Gain on Securities Available-for-Sale  1,027           1,300
                                                     --------        --------
Total Shareholders' Equity                             31,798          30,357
                                                     --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $362,272        $346,738
                                                     ========        ========


See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                          Sept 30,  Sept 30,  Sept 30, Sept 30,
                                            1998      1997      1998     1997
                                       ----------  --------  --------  --------

INTEREST INCOME:
 Interest and Fees on Loans              $ 4,722   $ 5,228    $14,382   $14,899
 Investment Securities Income
  Taxable                                  1,244     1,165      3,683     3,426
  Tax-Exempt                                 333       215        893       595
 Interest on Deposits with Banks and
  Federal Funds Sold                          94        23        175        53
                                         -------   -------    -------   -------
   Total Interest Income                   6,393     6,631     19,133    18,973
                                         -------   -------    -------   -------
INTEREST EXPENSE:
 Interest on Deposits                      2,422     2,411      7,101     6,897
 Interest on Short-Term Borrowing             48        95        193       280
 Interest on Long-Term Debt                  280       292        847       856
                                         -------   -------    -------   -------
   Total Interest Expense                  2,750     2,798      8,141     8,033
                                         -------   -------    -------   -------
NET INTEREST INCOME:                       3,643     3,833     10,992    10,940
 Provision for Possible Loan Losses          113       143        338       443
                                         -------   -------    -------   -------
  Net Interest Income After Provision
   For Possible Loan Losses                3,530     3,690     10,654    10,497
                                         -------   -------    -------   -------
OTHER INCOME:
 Trust Revenue                               275       191        750       570
 Service Charges on Deposit Accounts         419       284      1,180       835
 Investment Securities Gains, Net            ---         6        463       240
 Gains on the Sale of Mortgage Loans         135        66        307       115
 Other Operating Income                      162       219        477       621
                                         -------   -------    -------   -------
   Total Other Income                        991       766      3,177     2,381
                                         -------   -------    -------   -------
OTHER EXPENSES:
 Salaries and Employee Benefits            1,612     1,451      4,844     4,405
 Net Occupancy and Equipment Expense         501       549      1,582     1,655
 Other Operating Expenses                  1,233     1,265      3,972     3,528
                                         -------    -------   -------   -------
   Total Other Expenses                    3,346     3,265     10,398     9,588
                                         -------   -------    -------   -------

Income Before Income Taxes                 1,175     1,191      3,433     3,290
Provision for Income Taxes                   304       336        899       919
                                         -------   -------    -------   -------

NET INCOME                               $   871   $   855    $ 2,534   $ 2,371
                                         =======   =======    =======   =======
 Per Share Data
   Basic Net Income                      $  0.51   $  0.49    $  1.48   $  1.39
                                         =======   =======    =======   =======
  Diluted Net Income                     $  0.51   $  0.50    $  1.47   $  1.40
                                         =======   =======    =======   =======
  Cash Dividends                         $  0.19   $  0.17    $  0.55   $  0.50
                                         =======   =======    =======   =======

See accompanying notes to interim financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                    Sept 30,   Sept 30,    Sept 30,    Sept 30,
                                      1998       1997        1998        1997
                                    ------     ------       ------      ------

Net Income                          $  871     $  855       $2,534      $2,371

Other Comprehensive Income,
  Net of Tax
 Unrealized gains (losses)
  on securities:
   Unrealized gains (losses)
    arising in period                  (22)       384         (180)       (490)
   Reclassification adjustment;
    gain included in net income         (5)       (16)        (422)       (194)
                                    ------     ------       ------      ------
Other Comprehensive Income             (17)       368         (602)       (294)
                                    ------     ------       ------      ------
Comprehensive Income                $  888     $1,223       $1,932      $2,665
                                    ======     ======       ======      ======

     Other comprehensive income is shown net of tax for the nine months ended Sept. 30, 1998 and Sept. 30, 1997 of $310,000 and $151,000, respectively and the three months ended Sept. 30, 1998 and Sept. 30, 1997 of $9,000 and $190,000, respectively.







See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Nine Months Ended
                                               Sept 30, 1998    Sept 30, 1997
OPERATING ACTIVITIES                                    (Unaudited)
Net Income                                        $2,534            $2,371
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                 338               443
  Depreciation and Amortization                      750               644
  Amortization of Security Discounts                 (60)              (51)
  Amortization of Security Premiums                  151                93
  Amortization of Deferred Fees on Loans            (178)             (190)
  Mortgage Loans Originated for Sale             (36,949)          (23,242)
  Mortgage Loan Sales                             36,402            23,336
  (Gain) Losson Sale of Mortgage Loans              (307)              115
  Investment Securities Gains, Net                  (463)             (240)
 Changes in Assets and Liabilities:
  Increase in Accrued Interest Income               (256)             (442)
  Increase (Decrease) in Accrued Interest Payable    (76)              161
  Net Increase in Other Assets                    (1,498)           (1,311)
  Net (Increase) Decrease in Other Liabilities      (207)              177
                                                 -------           -------
Net Cash Provided By
  Operating Activities                               181             1,634
                                                 -------           -------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                              22,796             7,389
Proceeds from Maturities of Securities
  Held-to-Maturity                                 7,173             5,541
Proceeds from Sales of Securities
  Available-for-Sale                               4,571            12,198
Proceeds from Sales of Securities
  Held-to-Maturity                                   248               ---
Purchase of Securities Available-for-Sale        (54,627)          (32,282)
Purchase of Securities Held-to-Maturity           (7,284)           (5,838)
Net (Increase) in Interest Bearing
  Deposits With Banks                             (4,176)             (151)
Net (Increase) Decrease in Loans                  16,839            (8,154)
Purchase of Premises and Equipment, Net             (422)             (969)
Proceeds from Sale of Other Real Estate Owned        232               677
                                                 -------           -------
Net Cash (Used In) Investing Activities          (14,650)          (21,589)
                                                 -------           -------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
 Bearing Demand Deposits and Savings Accounts     10,629             6,482
Net Increase in Certificates of Deposits           5,013            10,750
Net Decrease in Long-Term Debt                      (390)              ---
Proceeds from Sale of Treasury Stock                  94                20
Net Increase in ESOP Debt                           (110)              ---
Net (Decrease) Increase in Repurchase Agreements    (999)            1,158
Proceeds from Issuance of Stock                      150               190
Cash Dividends Paid                                 (948)             (846)
Cash in Lieu of Fractional Shares                     (6)               (4)
                                                 -------           -------
Net Cash Provided by Financing Activities         13,433            17,750
                                                 -------           -------
Increase in Cash and Cash Equivalents             (1,036)           (2,205)
Cash and Cash Equivalents, January 1              14,829            13,929
                                                 -------           -------
Cash and Cash Equivalents, Sept. 31,             $13,793           $11,724
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

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year or any other interim period.

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

On August 21, 1998 the Company paid its 1998 third quarter dividend on its common stock of $.19 per share to shareholders of record on August 7, 1998.


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

For the Three Months Ended Sept. 30,

                                                        Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
         1998

Net Income                                  $  871

Basic Earnings Per Share
  Income Available to Common Shareholders   $  871      1,719,457      $  0.51

Effect of Dilutive Securities
  Stock Options                                             7,129
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  871      1,726,586      $  0.51
                                            ------      ---------      -------
         1997

Net Income                                  $  855

Basic Earnings Per Share
  Income Available to Common Shareholders   $  855      1,705,031      $  0.50

Effect of Dilutive Securities
  Stock Options                                             8,180
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  855      1,713,211      $  0.50
                                            ------      ---------      -------


Average common shares outstanding in the three month period ending September 30, 1998 and 1997 do not include 21,770 and 22,583, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 1998.

For the Nine Months Ended Sept. 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
         1998

Net Income                                  $2,534

Basic Earnings Per Share
  Income Available to Common Shareholders   $2,534      1,717,220      $  1.48

Effect of Dilutive Securities
  Stock Options                                             6,501
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $2,534      1,723,721      $  1.47
                                            ------      ---------      -------
         1997

Net Income                                  $2,371

Basic Earnings Per Share
  Income Available to Common Shareholders   $2,371      1,700,370      $  1.39

Effect of Dilutive Securities
  Stock Options                                             8,180
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $2,371      1,708,550      $  1.39
                                            ------      ---------      -------

Average common shares outstanding in the nine month period ending September 30, 1998 and 1997 do not include 21,521 and 23,691, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 1998.

NOTE H  -  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows:

Nine Month Period Ended September 30,                   1998            1997
                                                    ----------      ----------
Beginning Balance                                   $2,664,000      $2,532,000

Additions
   Provision for loan losses charged to
     operating expenses                                338,000         443,000
   Recoveries of loans                                  74,000          65,000
                                                    ----------      ----------
     Total Additions                                   412,000         508,000

Deductions
   Loans charged off                                   432,000         421,000
                                                    ----------      ----------
Ending Balance                                      $2,644,000      $2,619,000


NOTE I  -   IMPAIRED LOANS

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


At September 30,                                 1998                  1997
                                           ---------------      --------------
Principal amount of impaired loans             $808,000              $292,000
Deferred loan costs                               2,000                 3,000
                                           ---------------      --------------
                                                810,000               295,000
Less valuation allowance                        188,000                89,000
                                           ----------------      --------------
                                               $622,000              $206,000


On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the quarter ending September 30, 1998 is as follows:


                                                     1998               1997
                                                -------------       -----------

Valuation allowance at January 1,                  $138,000          $128,000
Provision for loan impairment                       179,000            55,000
Transfer from Unallocated Allowance for
   Possible Loan Losses                                ---               ---
Direct charge-offs                                 (129,000)           94,000
Recoveries                                             ---               ---
                                                -------------      ------------
Valuation allowance at September 30,               $188,000           $89,000


Total cash collected on impaired loans during the nine month period ended September 30, 1998 was $489,000, of which $467,000 was credited to the principal balance outstanding on such loans and $22,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first nine months of 1998 was $125,000. Interest income recognized in the first nine months of 1998 was $19,133,000. The valuation allowance for impaired loans of $188,000 at September 30, 1998 is included in the "Allowance for Possible Loan Losses" which amounts to $2,644,000 at September 30, 1998. The provision for loan impairment of $179,000 for the nine month period ended September 30, 1998 is included in the "Provision for Possible Loan Losses" as reflected on the "Consolidated Statement of Income" for the same period.

NOTE J  -  REPORTING OF COMPREHENSIVE INCOME

On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued (SFAS) No. 130, "Reporting Comprehensive Income", which requires presenting a complete set of financial statements to include details of comprehensive income that arises in the reporting period. Comprehensive income consists of net income or loss for the current period and other comprehensive income income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities. The Corporation has elected to report comprehensive income on a separate scheduled titled "Statement of Comprehensive Income".

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

ITEM 2.

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations



The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and nine month period ended September 30, 1998.

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

     Liquidity  and Capital  Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At September 30, 1998, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $18,364,000, and securities maturing within one year totaled $3,371,000. At December 31, 1997, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $15,224,000, and securities maturing within one year were $3,861,000. Securities sold under an agreement to repurchase totaled $7,805,000 at September 30, 1998 and $8,804,000 at December 31, 1997. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $4,493,000 at September 30, 1998 and $110,000 at December 31, 1997. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal funds sold at September 30, 1998. At December 31, 1997 there were Federal funds sold totaling $2,200,000.

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at September 30, 1998, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at September 30, 1998 or at December 31, 1997. The Bank had additional borrowings from the Federal Home Loan Bank at September 30, 1998 totaling $18,000,000 of which $5,000,000 is due in November 1998, $8,000,000 is due in August 2000 and $5,000,000 is due in December 2001.

     Cash flows for the nine months ended September 30, 1998 consisted of cash used in investing activities of $14,650,000 offset in part by cash provided by financing activities of $13,433,000 and cash provided by operating activities of $181,000 resulting in a decrease in cash and cash equivalents of $1,036,000.

     Cash provided by operating activities was the result of mortgage loan sales of $36,402,000, net operating income of $2,534,000, depreciation and amortization of $750,000 and a provision for possible loan losses of $338,000, partially reduced by mortgage loans originated for sale of $36,949,000, an increase in other assets of $1,498,000, an increase in accrued interest income of $256,000 and a decrease in other liabilities of $207,000. Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $54,627,000 and $7,284,000, respectively, plus net increase in interest-bearing deposits with banks of $4,176,000, partially offset by proceeds from maturities of securities available-for-sale and held-to-maturity of $22,796,000 and $7,173,000, respectively, and net decreases in loans of $16,839,000, proceeds from sales of securities available-for-sale and held-to-maturity of $4,571,000 and $248,000, respectively. Cash provided by financing activities consisted principally of increases in interest and non-interest bearing demand deposits and savings accounts of $10,629,000 and an increase in certificates of deposit of $5,013,000 offset in part by a decrease in repurchase agreements of $999,000, the payment of cash dividends of $948,000 and a decrease in long-term debt of $390,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at September 30, 1998 was $31,798,000 as compared to $30,357,000 at December 31, 1997, for an increase of $1,441,000 or 4.7%. This increase was attributable to net income for the first nine months of 1998 of $2,534,000, proceeds from the sale of treasury stock in the Dividend Reinvestment Plan of $94,000, proceeds from the sale of common stock pursuant to the Dividend Reinvestment Plan of $150,000 less the payment of cash dividends of $948,000, a decrease of $273,000 in the value of the securities available for sale (see discussion on "Investment Securities"), an increase of $110,000 in debt related to Employee Stock Ownership Plan and the payment of $6,000 in cash in lieu of fractional shares from the 5% stock dividend of June 25, 1998.

     On June 25, 1998, the Company paid a 5% stock dividend to shareholders of record on June 5, 1998. Fractioinal shares were paid in cash based on the closing price of $36.00 per share on the record date.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first nine months of 1998, 4,530 shares of common stock were purchased from authorized and unissued shares at an average price of $32.97 per share for proceeds of approximately $150,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of September 30, 1998, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital Ratios

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At September 30, 1998       Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,001   16.65%   $15,856   8.00%      ---    ---
  Bank                      $29,363   14.93%   $15,734   8.00%  $19,667  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $30,520   15.40%   $ 7,927   4.00%      ---    ---
  Bank                      $26,502   13.48%   $ 7,864   4.00%  $11,800   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $30,520   8.61%    $14,179   4.00%      ---    ---
  Bank                      $26,502   7.57%    $14,004   4.00%  $17,514   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1997        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,271  16.03%    $15,609   8.00%      ---    ---
  Bank                      $27,200  13.97%    $15,576   8.00%  $19,470  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $28,829  14.78%    $ 7,804   4.00%      ---    ---
  Bank                      $24,163  12.41%    $ 7,788   4.00%  $11,682   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $28,829   8.33%    $13,551   4.00%      ---    ---
    Bank                    $24,163   7.06%    $13,416   4.00%  $16,770   5.00%

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

     Assets  and   Liabilities

     Total assets at September 30, 1998 were $362,272,000, representing an increase of 4.5% over total assets of $346,738,000 at December 31, 1997. Deposits increased by $15,642,000 or 5.5% from $282,255,000 on December 31, 1997 to $297,897,000 on September 30, 1998. Contributing to this increase were increases in interest bearing checking deposits of $8,692,000, certificates of deposit of $4,748,000 and non-interest bearing checking deposits of $4,174,000, partially offset by a decline in savings and money market deposits of $1,972,000. Loans outstanding at September 30, 1998 were $212,718,000 as compared to $229,587,000 at December 31, 1997. This is a decrease of $16,869,000 or 7.3%. The decline in loans was primarily the result of a decrease of $13,708,000 or 14.8% in residential real estate loans. During the first nine months of 1998, $36,402,000 of residential real estate loans were sold. Most of the loans sold were fixed rate with 30 or 15 year maturities. These loans were sold to reduce the Company's interest-rate risk and to provide liquidity for future lending opportunities. Most of the loans sold were originated in years prior to 1998. The Bank continues to service all of these loans. There were $1,306,000 of residential real estate loans identified as held-for-sale at September 30, 1998. Additionally, the net decrease in loans during the first nine months of 1998 included a $7,951,000 or 11.3% decrease in commercial loans partially offset by a $4,790,000 or 7.1% increase in consumer loans. The loan to deposit ratio was 71.4% at September 30, 1998 and 81.3% at December 31, 1997.

     Premises and equipment decreased by $257,000 to $7,042,000 at September 30, 1998 from $7,299,000 at December 31, 1997.

     The Company had long-term debt totaling $18,000,000 at September 30, 1998 as compared to $18,390,000 at December 31, 1997. Included in this total were outstanding borrowings of $18,000,000 from the Federal Home Loan Bank of Pittsburgh at September 30, 1998 and December 31, 1997. Of this amount $5,000,000 matures in November 1998, $8,000,000 matures in August 2000 and the remaining $5,000,000 matures in December 2001. The interest rates associated with these loans are 5.96% fixed, 5.89% fixed and 5.39% variable (changes quarterly based on the three month LIBOR plus 8 basis points), respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans. Long-term debt of $390,000 relating to Employee Stock Option Plan (ESOP) and payable to another bank was paid in full during the first half of 1998. This debt was repaid by a loan from the Company's subsidiary, First C. G. Company to the ESOP in the amount of $500,000. This new loan, due in 2009, carries an interest rate of prime plus 1/2 (currently 9% at 9/30/98) and annual principal payments of $50,000 starting in June 1999.

     At September 30, 1998 and December 31, 1997 the Bank had no short-term borrowings from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000.

Results of Operations

     The net income for the three months ended September 30, 1998 was $871,000, a $16,000 or 1.9% increase compared to net income of $855,000 for the same period in 1997. The earnings improvement is attributable to an increase in total other income of $162,000 or 23.3%, exclusive of gains on the sale of mortgages of $135,000, a decrease in Federal income taxes of $32,000 or 9.5% and a $30,000 or 21.0% decrease in the provision for possible loan losses partially offset by a decrease in net interest income of $190,000 or 5.0% and an increase in other expenses of $81,000 or 2.5%.

     Net income for the nine months ended September 30, 1998 was $2,534,000 compared to $2,371,000 for the same period in 1997. The earnings improvement is primarily attributable to increases in total other income and net interest income. During the first nine months of 1998, net interest income increased $52,000 or 0.5% as compared to September 30, 1997. Also affecting earnings was a $381,000 increase in total other income exclusive of security gains and gains on the sale of mortgages of $463,000 and $307,000, an increase in total other expenses of $810,000 and a decrease in Federal income taxes of $20,000.

     Basic earnings per share for the three months ended September 30, 1998 were $0.51 as compared to $0.50 for the corresponding period in 1997. Average shares outstanding during this three month period were 1,726,586 in 1998 and 1,712,170 in 1997. Basic earnings per share for the nine months ended September 30, 1998 were $1.48 as compared to $1.39 for the corresponding period in 1997. Average shares outstanding during this nine month period were 1,723,721 in 1998 and 1,707,519 in 1997. Diluted earnings per share for the three month period ended September 30, 1998 were $0.51 compared to $0.50 for the same period in 1997. Diluted earnings per share for the nine month period ended September 30 were $1.47 and $1.40 in 1998 and 1997, respectively. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 25, 1998. (see Note F)

Net Interest Income

     Net interest income amounted to $3,643,000 for the three months ended September 30, 1998 as compared to $3,833,000 for the three months ended September 30, 1997, a decrease of $190,000 or 5.0%.

     The fully taxable-equivalent net interest income was $11,469,000 for the first nine months of 1998, compared to $11,268,000 for the same period in 1997, a 1.8% or $201,000 increase as shown in the following "Rate/Volume Analysis" table. This increase in taxable-equivalent net interest income was primarily due to a $459,000 increase related to volume partially offset by a $258,000 decrease related to interest rates.

     Total taxable-equivalent interest income grew $309,000 primarily the result of the higher volumes in the investment security earning asset category. Income from investment securities for the third quarter increased $709,000 or 16.4% over the same period in 1997. This was comprised of a $1,250,000 increase due to volume partially offset by a $541,000 decrease due to rates as a result of declining yields. Average year-to-date earning assets increased to $325,435,000 at September 30, 1998 from $312,096,000 at September 30, 1997, a 4.3% increase.

     Total interest expense grew $108,000 during the first nine months of 1998, compared to the same period in 1997. This growth was principally the result of higher volumes, primarily due to an increase in time deposits. Interest expense attributed to time deposits increased $304,000 during the first nine months of 1998, compared to the first nine months of 1997. The increase in time deposits was used to finance the earning asset growth. Partially offsetting this growth in interest expense were lower interest rates paid on savings accounts as a result of repricing due to market conditions (see Item 3. - Quantitative and Qualitative Discussion About Market Risk).

     The following table sets forth a "Rate/Volume Analysis" which segregates in detail the major factors that contributed to the changes in net interest income for the nine months ended September 30, 1998. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                              RATE/VOLUME ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Nine Months Ended
                                                     September 30, 1998
                                                       Over / (Under)
                                                     September 30, 1997
                                                       CHANGE DUE TO:
                                                TOTAL      RATE     VOLUME
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks         $    93    $   (71)   $   164
Federal Funds Sold                                29        (36)        65
Investment Securities                            709       (541)     1,250
Loans Held for Sale                                5        (47)        52
Loans                                           (527)       265       (792)
                                             -------    -------    -------
Total Interest Income                            309       (430)       739
                                             -------    -------    -------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs                (100)      (154)        54
Time Deposits                                    304        (66)       370
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase           (11)         7        (18)
Short-Term Borrowings                            (76)        33       (109)
Long-Term Borrowings                              (9)         8        (17)
                                             -------    -------    -------
Total Interest Expense                           108       (172)       280
                                             -------    -------    -------

Net Increase (Decrease) in Interest Income   $   201    $  (258)   $   459


Other Income and Other Expenses

     Other income for the three months ended September 30, 1998 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $991,000 as compared to $760,000 for the same period in 1997. This was an increase of $231,000 or 30.4%. In the three month period ended September 30, 1998, service charges were $419,000, a $135,000 or 47.5% increase over the 1997 amount of $284,000. The revenues from the Trust Department operations were $275,000 for the three months ended September 30, 1998 as compared to $191,000 for the three months ended September 30, 1997, an increase of $84,000 or 44.0%. There were $135,000 in gains on the sale of mortgage loans for the three month period ended September 30, 1998 as compared to $66,000 for the same period in 1997, an increase of $69,000 or 104.5%. Other miscellaneous income for the three months ended September 30, 1998 was $162,000, a decrease of $57,000 compared to $219,000 for the same period in 1997.

     Other income for the nine months ended September 30, 1998 including service charges, trust revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $2,714,000 as compared to $2,141,000 for the same period in 1998. This was an increase of $573,000 or 26.8%. In the nine month period ended September 30, 1998 service charges were $1,180,000, a $345,000 or 41.3% increase over the 1997 amount of $835,000. The increase in service charge income is the result of the implementation of fees assessed to noncustomers use of the Bank's ATM network and the introduction of a new Debit Card program. The revenues from the Investment Management and Trust Division operations were $750,000 for the nine months ended September 30, 1998 as compared to $570,000 for the nine months ended September 30, 1997, an increase of $180,000 or 31.6%. During the nine months ended September 30, 1998, sales of mortgage loans resulted in a gain of $307,000 as compared to $115,000 for the same period in 1997, an increase of $192,000. The gain in 1998 was the result of the sale of $36,402,000 of residential real estate loans in the first nine months (see discussion on Assets and Liabilities). Other operating income for the nine months ended September 30, 1998 was $477,000 as compared to $621,000 for the same period in 1997, a decrease of $144,000 or 23.2%.

     Total other expenses for the three month period ended September 30, 1998 increased by $81,000 or 2.5% to $3,346,000 over total other expenses for the same period in 1997 of $3,625,000. Included in this increase is a $161,000 or 11.1% increase in salary and benefit expenses which were $1,612,000 as compared to $1,451,000 in 1997. These increases are primarily due to general salary increases of approximately 4% and additional staff necessitated by current and planned future growth. Occupancy and equipment expenses were $501,000 for the three months ended September 30, 1998 and $549,000 for the three months ended September 30, 1997, a decrease of $48,000 or 8.7%. Other operating expenses for the three month period ended September 30, 1998 were $1,233,000, a decrease of $32,000 or 2.5% over the $1,265,000 in other expenses for the same period in 1997.

     Total other expenses for the nine months ended September 30, 1998 increased by $810,000 or 8.4%, to $10,398,000 from $9,588,000 for the same period in 1997.
Salaries and employee benefits were $4,844,000 for the nine months ended September 30, 1998 as compared to $4,405,000 for the nine months ended September 30, 1997 representing an increase of $439,000 or 10.0%. These increases are primarily due to general salary increases of approximately 4% and additional staff necessitated by current and planned future growth. Occupancy and equipment expenses were $1,582,000 for the nine months ended September 30, 1998 and $1,665,000 for the nine months ended September 30, 1997, a decrease of $73,000 or 4.4%. Other operating expenses for the nine months ended September 30, 1998 were $3,972,000 in relation to $3,528,000 for the nine months ended September 30, 1997, an increase of $444,000 or 12.6%. Included in the other operating expense total was a special $300,000 provision to a reserve for claims and contingent liabilities in the operation of the Trust Division. This contingent reserve totals $800,000 and is included in other liabilities on the Consolidated Balance Sheet Statement.

Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at September 30, 1998 and December 31, 1997.

     Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $98,145,000 in available-for-sale securities at September 30, 1998 with a net unrealized gain of $1,027,000. At December 31, 1997 available-for-sale securities amounted to $73,024,000 with a net unrealized gain of $1,300,000.

     During the nine month period ended September 30, 1998, $4,571,000 of securities available-for-sale were sold for a net gain of $463,000 as compared to $12,198,000 of securities available-for-sale were sold for a net gain of $240,000 for the same time period in 1997.

     Held-to-maturity securities totaling $19,716,000 at September 30, 1998 are carried at cost. At December 31, 1997, the held-to-maturity securities totaled $17,756,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at September 30, 1998, did not hold any securities identified as derivatives.

Allowance and Provision for Possible Loan Losses

     The provision is based on management's analysis of the adequacy of the allowance for loan losses. In its evaluation, management considers past loan experience, overall characteristics of the loan portfolio, current economic condition and other relevant facators. Management currently believes that the allowance is adequate to absorb known and inherent losses in the loan portfolio. Ultimately, however, the adequacy of the allowance is largely dependent upon economic conditions which are beyond the scope of management's control.

     For the first nine months of 1998, the provision for loan losses was $338,000 compared to $443,000 for the same period in 1997. Net charge offs were $358,000 for the nine months ended September 30, 1998 compared with $356,000 for the nine months ended September 30, 1997. The ratio of the allowance for loan losses to total loans at September 30, 1998 was 1.24% compared to 1.16% at December 31, 1997 and 1.15% at September 30, 1997. This was primarily the result of a decline in total loans to $212,718,000 at September 30, 1998 from $229,587,000 at December 31, 1997. This decline was the result of the sale of $36,402,000 of mortgage loans during the first nine months of 1998. The allowance for possible loan losses at September 30, 1998 totaled $2,644,000, a decrease of $20,000 or 0.8% over the December 31, 1997 amount of $2,664,000 and $25,000 or 1.0% over the September 30, 1997 balance of $2,619,000.

     As provided by SFAS No. 114, as amended by SFAS No. 118, $188,000 of the Allowance for Possible Loan Losses is allocated to impaired loans at September 30, 1998 (See Note I "Impaired Loans").

     Transactions in the allowance for loan losses are as follows:

     ALLOWANCE FOR LOAN LOSSES

                                                1998               1997

Balance,  January  1,                        $2,664,000         $2,532,000
Provision  charged  to  Operating Expenses      338,000            443,000
Loans Charged Off                              (432,000)          (421,000)
Recoveries                                       74,000             65,000
                                             ----------         ----------
Balance  June  30,                           $2,644,000         $2,619,000


     The following table sets forth an allocation of the allowance for loan losses by loan category:

             At September 30, 1998


             Commercial                              $1,541,000
             Residential Real Estate                    141,000
             Consumer                                   672,000
             Unallocated                                290,000
                                                     ----------
             Total                                   $2,644,000

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

     Non performing assets (non accruing loans and loans past due over 90 days) were 1.18% of total loans at September 30, 1998 compared to 0.79% at September 30, 1997. The increase in this ratio is the result of a $712,000 or 39.7% increase in non performing loans to $2,506,000 over the one year period ending September 30, 1998. The ratio of the allowance for loan losses to non performing assets was 105.5% at September 30, 1998 compared to 1.45% at September 30, 1997.

     Non accruing loans at September 30, 1998 of $1,554,000 increased from September 30, 1997 level of $554,000. This $1,000,000 increase was primarily the result of one commercial loan being placed on non accrual status during 1998. These loans are secured by commercial real estate. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the bank.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of September 30, 1998, loans past due 90 days or more and still accruing interest were $952,000 compared to $1,240,000 at September 30, 1997. The $288,000 decrease in loans past due 90 days from September 30, 1997 to September 30, 1998 was the result of increases in mortgage and commercial loans past due 90 days or more of $302,000 and $7,000, respectively. This was offset in part by an increase in consumer loans of $21,000.


NON-PERFORMING LOANS
                                            Sept 30,  December 31,   Sept 30,
                                              1998        1997          1997

Non-accrual loans on a cash basis         $1,554,000   $ 813,000     $  554,000
Non-accrual loans as a percentage
  of total loans                                .73%        .35%           .24%
Accruing loans past due 90 days
  or more                                 $  952,000   $ 802,000     $1,240,000
Accruing loans past due 90 days
  or more as a percentage of total
  loans                                         .45%        .35%           .59%
Other Real Estate Owned from
  Foreclosed Property                     $  209,000   $ 284,000     $  443,000
Allowance for loan losses to
  nonperforming loans                        105.51%     163.64%        145.99%
Nonperforming assets to total loans            1.18%        .71%           .79%
Allowance for loan losses to total loans       1.24%       1.16%          1.15%


     There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at September 30, 1998.

YEAR 2000

     The Company has completed a comprehensive review of its computer systems and operations to identify the areas that could be affected by the "Year 2000" issue. The Company is in the process of implementing a plan to address all "Year 2000" issues. To date, confirmations have been received from the Company's primary computer software and processing vendors that they are addressing the "Year 2000" issue. The Company is currently developing a Year 2000 Contingency Plan. Current estimates of the cost to be incurred to prepare for the Year 2000 range from $100,000 to $300,000.

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

     The following table "Consolidated Comparative Statement Analysis" sets forth a comparison of average daily balances, interest income and interest expense on a fully taxable equivalent basis and interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities. For the purposes of this analysis, the computations in the "Consolidated Comparative Statement Analysis" were prepared using the Federal statutory rate of 34%; there were no state or local taxes on income applicable to the Company.


                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)
Nine Months Ended, September 30,             1998                   1997
                                             Int    Avg       Int   Avg
                                     Avg     Inc/  Yield/     Avg   Inc/ Yield/
                                     Bal     Exp    Rate      Bal   Exp   Rate

ASSETS:
INTEREST-EARNING ASSETS
Int-Bearing Deposits with Banks  $  3,288  $  145   5.88% $   978  $  52  7.09%
Federal Funds Sold                    791      30   5.05       16      1  8.33
Investment Securities
      Taxable                      78,718   3,683   6.24   69,032  3,426  6.61
      Non-Taxable (1)              24,385   1,353   7.40   15,705    902  7.65
Net Loans Held for Sale             2,088      40   2.56      983     35  4.75
Loans (1) (2)                     218,882  14,359   8.75  227,982 14,886  8.71
Reserve for Loan Losses            (2,717)     --     --   (2,600)    --    --
                                ---------   -----        --------  -----
Net Loans                         216,165  14,359   8.85  225,382 14,886  8.80
                                ---------   -----        --------  -----
  Total Interest-Earning Assets   325,435  19,610   8.04  312,096 19,301  8.24
Non-Interest Earning Assets        25,000      --     --   24,138     --    --
                                ---------   -----        --------  -----
  TOTAL ASSETS, INT INCOME      $ 350,435  19,610   7.47 $336,234 19,301  7.65
                                ---------   -----        --------  -----

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits               $  48,901     424   1.16 $ 44,630    393  1.17
  Money Market Deposits            14,343     303   2.81   14,144    297  2.80
  Savings & Club Deposits          61,373   1,014   2.20   63,177  1,151  2.43
  CD's over $100,000                4,755     134   3.76    5,202    165  4.23
  All Other Time Deposits         124,610   5,226   5.59  117,433  4,891  5.55
                                ---------   -----        --------  -----
   Total Int-Bearing Deposits     253,982   7,101   3.73  244,586  6,897  3.76
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase           5,654     159   3.75    6,141    170  3.69
Short-Term Borrowings                 751      34   6.04    2,970    110  4.93
Long-Term Borrowings               18,151     847   6.23   18,432    856  6.19
                                ---------   -----        --------  -----
  Total Int-Bearing Liabilities   278,538   8,141   3.89  272,129  8,033  3.93

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits      34,021      --     --   30,579     --    --
Other Liabilities                   7,144      --     --    5,882     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES              319,703   8,141   3.40  308,590  8,033  3.47
   SHAREHOLDERS' EQUITY            30,732      --     --   27,644     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES AND EQUITY $ 350,435   8,141   3.09 $336,234  8,033  3.19

NET INTEREST INCOME                       $11,469                $11,268
                                            -----                  -----

    Net Interest Spread                             4.15                  4.31
    Effect of Interest-Free Sources
      Used to Fund Earnings Assets                  0.54                  0.50
    Net Interest Margin                             4.69%                 4.81%
                                                    ----                  ----

     The net interest margin of 4.69% for the nine month period ended September 30, 1998, decreased from the 4.81% net interest margin for the first nine months of 1997. The yield on interest earning assets was 8.04% during the first nine months of 1998 as compared to 8.24% in 1997. A decrease in yields on investments securities was partially offset by an increase in loan yields. The average interest rate paid on interest bearing deposits and other borrowings was 3.89% for the first nine months of 1998 as compared to 3.93% in 1997. The decrease in the net interest margin was supported by an increase in the effect of interest free sources of funds to 0.54% for the first nine months of 1998 from 0.50% in the same period in 1997. This increase is the result of higher non-interest bearing deposits in 1998.

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

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At September 30, 1998, assets of $154,088,000 (43% of total assets) were subject to interest rate changes within one year. Liabilities subject to rate change within one year were $188,724,000. A negative one-year gap position of $34,636,000 existed as of September 30, 1998. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was 90%. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at September 30, 1998.

Interest Sensitivity Analysis
(Dollars in Thousands) as of September 30, 1998

                      0-90   91-180   181-365       1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $ 4,571  $   ---  $    ---   $    ---   $    ---    $ 4,571
Inv Securities       21,301   15,496    18,757     43,292     19,015    117,861
Loans Held-for-Sale   1,306      ---       ---        ---        ---      1,306
Loans                37,457   15,939    25,468     71,434     59,776    210,074
Other Assets         13,793      ---       ---        ---     14,667     28,460
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $78,428  $31,435  $ 44,225   $114,726   $ 92,458   $362,272
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 36,974   $ 36,974
Int-Bearing
 Deposits            96,691   24,237    41,991     38,931     59,073    260,923
Time Deposits           ---      ---       ---        ---        ---        ---
Securities Sold
 Under Agreements
 to Repurchase        7,805      ---       ---        ---        ---      7,805
Long-Term Debt       18,000      ---       ---        ---        ---     18,000
Other                   ---      ---       ---        ---      6,772      6,772
Capital                 ---      ---       ---        ---     31,798     31,798
                    ------- --------  --------    -------   --------   --------
TOTAL LIABILITIES
  AND CAPITAL      $122,496  $24,237  $ 41,991    $38,931   $134,617   $362,272
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $(44,068) $ 7,198 $   2,234    $75,795   $(41,159)  $    ---

Cumulative Int
  Sensitivity Gap  $(44,068)$(36,870)$ (34,636)   $41,159   $    ---   $    ---

Cumulative Gap
  RSA/RSL             64.02%   74.87%    81.65%    118.08%    100.0%

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


DATE:   November 13, 1998             BY: /S/  S. ERIC BEATTIE
     -----------------------------    -------------------------------
                                      S. ERIC BEATTIE
                                      PRESIDENT
                                     (PRINCIPAL EXECUTIVE OFFICER)


DATE:   November 13, 1998             BY: /S/  REID L. HEEREN
    ------------------------------    -------------------------------
                                      REID L. HEEREN
                                      VICE PRESIDENT
                                     (PRINCIPAL FINANCIAL OFFICER)