Form 10-K
period 1998-12-31
FIRST COLONIAL GROUP INC
filed 1999-03-31
CIK 714719

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K


    X     Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
          Exchange Act of 1934 for (fee required) for the fiscal year ended December 31, 1998.

                                       OR

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
          ____________.


                         Commission File Number 0-11526

                           FIRST COLONIAL GROUP, INC.
       -----------------------------------------------------------------
                (Name of Registrant as Specified in its charter)

           Pennsylvania                                  23-2228154
--------------------------------------      ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

       76 South Main Street, Nazareth, Pennsylvania               18064
--------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)


         Registrant's telephone number, including area code 610-746-7300

                  Securities registered pursuant to Section 12
                            (b) of the Exchange Act:

                                      None

                  Securities registered pursuant to Section 12
                            (g) of the Exchange Act:

                          Common Stock, $5.00 Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the registrant is $35,476,135. (1)

     The number of shares of the Issuer's common stock, par value $5.00 per share, outstanding as of March 24, 1999 was 1,745,725.



                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference in
Part III of this report.

     Other documents incorporated by reference are listed in the Exhibit Index.













     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on March 24, 1999. Includes an aggregate of 146,373 shares, with an aggregate market value of $3,476,359, held by the Trust Department of Nazareth National Bank & Trust Company in Trust for persons other than executive officers, directors and 10% shareholders of the registrant. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

      Transitional Small Business Disclosure Format (Check one): Yes ; No X

                                     PART I

Item 1.  Description of Business

Forward Looking Information

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements as to management's beliefs, expectations or opinions. Such forward looking statement are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and statement government regulation, competition, and the time, expense and unanticipated problems in addressing the Year 2000 issue. These and other risks, uncertainties and other factors are discussed elsewhere in this Annual Report on Form 10-K.

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

     Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 1998 total interest earning assets maturing or repricing within one year was less than total interest bearing liabilities maturing or repricing during the same time period by $31,238,000, representing a negative cumulative one year gap of 82%. If interest rates rise, the Company could experience a decrease in net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U. S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7, Management's Discussion of Financial Condition and Results of Operations".

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

     Accounting Standards. The operations of the Company and the Bank are affected by accounting standards issued by the Financial Accounting Standards Board ("FASB") which the Company is required to adopt. The adoption of such standards can have the effect of reducing the Company's earnings and capital. Information on current FASB standards that affect the Company can be found in the Notes to Consolidated Financial Statements contained under the caption, "Item 8, Financial Statements and Supplementary Data".

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

     Dividends. While the Board of Directors presently intends to follow a policy of paying cash dividends, the dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends will be paid in the future. See the information contained under the caption in "Item
5. Market for Registrant's Common Equity and Related Stockholder Matters".

     Market for Common Stock. While the Company's common stock is listed on the Nasdaq Stock Market, there is no assurance that an active trading market for the Company's common stock will exist at a particular time. See the information contained under the caption in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

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

     Year 2000 Compliance. The Company has adopted a "Year 2000 Policy" and conducted a comprehensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. The issue with respect to Year 2000 is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company's estimates of the costs that incurred and costs to be incurred to prepare for Year 2000 compliance will not exceed $1,100,000; however, there can be no assurance that the 2000 year problem will not have an adverse effect on the financial condition and results of operations of the Company. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" in "Item 7. Management's Discussion of Financial Condition and Results of Operations".

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

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust business. The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services. The Bank has its principal banking office as well as three branch offices in Nazareth, Pennsylvania. It also presently has two branch offices in Bethlehem, Pennsylvania, three branch offices in Easton, Pennsylvania, one branch in Brodheadsville, Pennsylvania, one branch in Stroudsburg, Pennsylvania, one branch in East Stroudsburg, Pennsylvania and one branch in Allentown, Pennsylvania. The Bank has nineteen automated teller machines (ATMs), one at each branch office (except the Main Street Nazareth branch), four free-standing drive-up machines at the Northampton Crossings Shopping Center, Easton, Pennsylvania and free-standing machines at its operation center, The First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania, at St. Luke's Hospital, Fountain Hill, Pennsylvania and at a hardware store in Nazareth, Pennsylvania.

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

     As of December 31, 1998 the Company, on a consolidated basis, had total assets of $358,496,000, total deposits of $294,549,000, and total shareholders' equity of $31,717,000.

Nazareth National Bank and Trust Company

     History and Business

     The Bank was incorporated under the laws of the United States of America as a national bank in 1897 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Northampton County, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 1998, the Bank had total assets of $354,785,000, total deposits of $294,818,000 and total shareholders' equity of $27,158,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking and trust business. The Bank, with its main office at 76 South Main Street, Nazareth, Pennsylvania, also provides services to its customers through its branch network of thirteen full service banks, which includes drive-in facilities at most locations, ATMs at each branch office (except the Main Street Nazareth branch) and bank-by-mail services. Nine of the Bank's full service offices are located in Northampton County, Pennsylvania. Three offices are located in Monroe County, Pennsylvania. One office is located in Lehigh County, Pennsylvania. The Bank also has free standing ATMs located in its Operations Center, the First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania, in the lobby of St. Luke's Hospital in the Borough of Fountain Hill, Pennsylvania, in a hardware store in Nazareth, Pennsylvania, and four free-standing drive-up ATM's at Northampton Crossings Shopping Center, Lower Nazareth Township, Easton, Pennsylvania.

     The Bank's services include accepting time, demand and savings deposits, including NOW accounts (Flex Checking), regular savings accounts, money market accounts, fixed rate certificates of deposit and club accounts, including the Vacation Club, the College Club(R) and the Christmas Club. The Bank offers Mastercard(R) and VISA(R), as well as a Constant Cash account (a pre-approved line of credit activated by writing checks against a checking account) and the First Colonial Club(R) and Quality Checking(R) (deposit package programs which provide checking accounts with other services including credit card protection, discount travel, shopping services and other related financial services). Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans, and renting safe deposit facilities. Additional services include making residential mortgage loans (both fixed rate and variable rate), home equity lines of credit, loans to purchase manufactured homes, revolving credit loans with overdraft checking protection, small business loans, student loans, recreational vehicles and new and used car and truck loans

     The Bank's business loans include seasonal credit and collateral loans and term loans as well as accounts receivable and inventory financing. Most of the Bank's commercial customers are small to medium size businesses operating in Northampton, Lehigh and Monroe Counties, Pennsylvania, with concentrations in the Nazareth, Bethlehem, Brodheadsville, Easton, and Stroudsburg areas of Pennsylvania.

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

     Competition

     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of Northampton and Lehigh Counties (known as the Lehigh Valley), and Monroe County, Pennsylvania with concentrations in the Nazareth, Bethlehem, Brodheadsville, Easton, and Stroudsburg areas. In order to keep pace with its competition and the continuing growth of these areas, the Bank may, in the future, consider establishing additional new branches, although no assurance can be given that any new branches will be opened or if opened, that they will be successful. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be Ambassador/Lafayette Bank, headquartered in Easton, Pennsylvania, with a branch in Nazareth; First Union Bank, headquartered in Charlotte, North Carolina, with branch offices in Easton and Bethlehem, Pennsylvania; Summit Bancorporation, headquartered in Princeton, New Jersey, with branches in Bethlehem, Easton and Allentown, Pennsylvania; and PNC Bank headquartered in Pittsburgh, Pennsylvania, with branches in Nazareth, Brodheadsville, Easton and Allentown, Pennsylvania.

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

First C. G. Company, Inc.

     In July 1986, the Company established a wholly-owned  subsidiary,  First C.
G. Company, Inc., a Delaware corporation, for the purpose of investing in various types of securities. As of December 31, 1998, First C. G. Company, Inc. had total assets of $4,273,000, of which $2,810,000 was invested in common stocks and $435,000 in a loan to the Bank's ESOP and most of the remaining assets were in other tax-exempt and taxable securities and interest-bearing bank deposits. The total shareholders' equity at December 31, 1998 was $3,909,000.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance funds and not for the protection of shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank.

     The Company

     The Company is registered as a "bank holding company" under the Bank Holding Act of 1956, as amended (the "Holding Company Act"), and is, therefore, subject to supervision and regulation by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board"). The Company is also regulated by the Pennsylvania Department of Banking.

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

     The Company is generally prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh possible adverse effects. The Federal Reserve Board has by regulation determined that certain activities including, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and, certain stock brokerage and investment advisory services, are closely related to banking within the meaning of the Holding Company Act.

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

     The Bank

     The Bank, as a national bank, is subject to The National Bank Act. The Bank is also subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency of the United States (the "OCC") and is required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. Under current Pennsylvania law, banking institutions located in Pennsylvania, such as the Bank, may establish branches within any county in the Commonwealth, subject to the prior regulatory approval.

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

     The Bank is subject to certain limitations on the amount of cash dividends it can pay. See "Note S - Regulatory Matters" in the Notes to Consolidated Financial Statements which appears elsewhere herein.

     The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Company and the Company's non-bank subsidiary.

     Substantially all of the deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating. Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits insured by the BIF to the statutory minimum of $2,000 annually for "well-capitalized" banks. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA reduced the amount of FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. DIFA further provides for assessments to be imposed on all insured depository institutions with respect to deposits to pay for the cost of Financing

Corporation bonds; however, banks are assessed for this purpose at only this purpose at only one-fifth the rate of the assessment on savings associations until December 31, 1999. As a result of these changes, the deposit insurance assessment for banks and for thrifts has been nearly equalized and will be identical for comparably rated institutions after January 1, 2000, at which time banks will share equally in the FICO assessment and the BIF and SAIF funds will be merged.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital from 3% to 5% of average assets (leverage ratio). The 3% leverage ratio is a minimum for the top-rated banking organizations without any supervisory, financial or operational weaknesses or deficiencies and other banking organizations are expected to maintain leveral capital ratios 100 to 200 basis points above the minimum depending on their financial condition. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, as of December 31, 1998 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The following tables provide a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

Capital Ratios

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 1998        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,555   16.97%   $15,819   8.00%      ---    ---
  Bank                      $29,450   15.02%   $15,684   8.00%  $19,605  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $30,938   15.64%   $ 7,906   4.00       ---    ---
  Bank                      $26,596   13.57%   $ 7,842   4.00%  $11,763   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $30,938   8.60%    $14,114   4.00%      ---    ---
  Bank                      $26,596   7.47%    $13,951   4.00%  $17,439   5.00%

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

     Interstate Banking

     On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state after September 9, 1995. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Pennsylvania has enacted a law opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

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

     Fair Value of Financial Instruments

     The Financial Accounting Standards Board ("FASB") issued statement of financial accounting standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", which requires all entities to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits. The Company has provided these disclosures as of December 31, 1998 and 1997 in Note U of the Notes to Consolidated Financial Statements contained under the caption, "Item 8, Financial Statements and Supplementary Data".

     Accounting for Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Trading securities are measured at fair value with unrealized holding gains and losses included in income. The Company had no trading securities in 1998 and 1997. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements. The classification of securities can be found in Note B of the Notes to Consolidated Financial Statements contained under the caption, "Item 7, Financial Statements".

     Employees

     As of December 31, 1998 the Company had approximately 204 employees, of whom 44 were part-time. The Company considers its relationship with its employees to be good.

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

                              INVESTMENT SECURITIES


     Summary of Available-for-Sale  and Held-to-Maturity  Securities at December
31,

                                             1998
Available-for-Sale Securities                 Carrying Amount
                                  Amortized      at Fair
                                    Cost          Value

U. S. Treasury                     $ 7,026       $ 7,125
U. S. Government Agency             24,482        24,441
State and Political Subdivisions    27,860        28,466
Mortgage-Backed Securities          33,322        33,141
Other Debt Securities                  ---           ---
Equity Securities                    4,900         5,216
                                   -------       -------
     Total                         $97,590       $98,389

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


                                             1996
Available-for-Sale Securities                 Carrying Amount
                                  Amortized      at Fair
                                    Cost          Value

U. S. Treasury                     $ 7,020       $ 7,054
U. S. Government Agency             14,272        14,161
State and Political Subdivisions    11,808        11,864
Mortgage-Backed Securities          19,131        19,145
Other Debt Securities                  796           800
Equity Securities                    3,226         3,755
                                   -------        -------
     Total                         $56,253       $56,779

                                           1998
Held-to-Maturity Securities  Carrying Amount at  Approximate
                                  Amortized         Fair
                                    Cost           Value
U. S. Treasury                     $   ---      $   ---
U. S. Government Agency              4,992        5,026
State and Political Subdivisions     6,770        6,943
Mortgage-Backed Securities           5,961        5,951
                                   -------      -------
     Total                         $17,723      $17,920


                                               1997
Held-to-Maturity Securities  Carrying Amount at  Approximate
                                  Amortized         Fair
                                    Cost           Value
U. S. Treasury                     $   ---      $   ---
U. S. Government Agency              6,008        6,051
State and Political Subdivisions     3,169        3,233
Mortgage-Backed Securities           8,579        8,662
                                   -------      -------
     Total                         $17,756      $17,946


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

                     INVESTMENT SECURITIES YIELD BY MATURITY

     The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 1998 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%. All average yields were calculated on the book value of the related securities. Equity and other securities having no stated maturity have been included in the "After 10 Years" category.

      Available-for-Sale and Held-to-Maturity Investment Securities Yield
                         by Maturity, December 31, 1998

AVAILABLE-FOR-SALE
AT FAIR VALUE                                   After 1 But       After 5 But
(Dollars in Thousands,     Within One Year     Within 5 Years    Within 10 Years
                            Amount   Yield      Amount   Yield    Amount   Yield

U. S. Treasury            $ 4,043     5.85 %   $ 3,082    6.27 % $    --    -- %
U. S. Government Agency        --       --          --      --     12,510  6.55
Mortgage-backed Securities     17     6.76       2,150    5.96      2,162  6.38
State and Political
 Subdivisions                 ---       --       2,010    7.29      7,584  7.12
Equity Securities              --       --          --      --         --   --
                            -----     ----     -------    ----    -------  ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES              $ 4,060     5.85 %   $ 7,242    6.46 %  $22,256  6.73%
                            =====     ====     =======    ====    =======  ====
Average Of Avail-for-Sale
 Securities in years         0.59                 3.20               9.48
                             ====                 ====               ====


AVAILABLE-FOR-SALE
AT FAIR VALUE
(Dollars in Thousands,           After 10 Years             Total
 Unaudited)                      Amount   Yield         Amount    Yield

U. S. Treasury                 $   --       -- %       $ 7,125    6.03 %
U. S. Government Agency         11,931    6.73          24,441    6.64
Mortgage-backed Securities      28,812    6.16          33,141    6.16
State and Political
 Subdivisions                   18,872    7.50          28,466    7.38
Equity Securities                5,216    3.56           5,216    3.56
                                 -----    ----           -----    ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES                   $64,831    6.45 %       $98,389    6.49 %
                               =======    ====         =======    ====
Average Of Avail-for-Sale
 Securities in years             19.21                   14.88
                                 =====                   =====


HELD-TO-MATURITY
AT AMORTIZED COST                                After 1 But       After 5 But
(Dollars in Thousands,     Within One Year     Within 5 Years    Within 10 Years
 Unaudited)                 Amount   Yield    Amount    Yield   Amount   Yield

U. S. Government Agency   $   --       -- %   $    --      -- %  $ 4,992  7.00 %
Mortgage-backed Securities    --       --         756    6.12      1,137  6.79
State and Political
 Subdivisions                250     6.44         760    7.33      2,139  7.00
                          ------     ----     -------    ----    -------  ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES              $  250     6.44 %   $ 1,516    6.73 %  $ 8,268  6.97%
                           =====     ====     =======    ====    =======  ====
Average Of Avail-for-Sale
 Securities in years        0.05                 3.79               8.31
                            ====                 ====               ====


AVAILABLE-FOR-SALE
AT FAIR VALUE
(Dollars in Thousands,           After 10 Years             Total
 Unaudited)                      Amount   Yield         Amount    Yield

U. S. Government Agency       $     --      -- %       $ 4,992    7.00 %
Mortgage-backed Securities       4,068    6.37           5,961    6.42
State and Political
 Subdivisions                    3,621    8.64           6,770    7.89
                                 -----    ----           -----    ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES                   $ 7,689    7.44 %       $17,723    7.15 %
                               =======    ====         =======    ====
Average Of Avail-for-Sale
 Securities in years             21.97                   13.75
                                 =====                   =====

                             LOAN PORTFOLIO BY TYPE

     The loan portfolio by type is summarized in the following table for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.


Loan Portfolio by Type

(Dollars in Thousands) For the Year Ended December 31,
                                   1998      1997      1996      1995      1994
-------------------------------------------------------------------------------
Real Estate - Residential      $119,914  $138,539  $134,013  $122,293  $117,205
Real Estate - Construction       11,689    12,361    10,923     4,959     2,861
Real Estate - Commercial         29,587    34,579    39,421    35,316    35,673
Consumer/Installment             40,184    35,914    28,870    27,685    24,626
Commercial (non-Real Estate)
    and Agricultural             10,900     9,086     8,715     5,403     7,503
State and Political Subdivisions  1,178       944       906     1,290       288
Other                                10        20        28        13        18
                              -------------------------------------------------
TOTAL GROSS LOANS               213,462   231,443   222,876   196,959   188,174
Unearned Income                  (1,025)   (1,856)   (2,759)   (3,829)   (2,959)
                              -------------------------------------------------
Total Loans                     212,437   229,587   220,117   193,130   185,215

Allowance for Possible
    Loan Losses                  (2,691)   (2,664)   (2,532)   (2,443)   (2,187)
                              -------------------------------------------------
NET LOANS                      $209,746  $226,923  $217,585  $190,687  $183,028
                              =================================================

     At December 31, 1998 there were no categories of loans exceeding 10% of total loans which are not otherwise disclosed as the categories of loans listed in the above table.

LOANS MATURITIES AND INTEREST SENSITIVITY

     The maturity ranges of items in the loan portfolio (excluding residential mortgages of 1 to 4 family residences and consumer loans) of the Bank and the amount of loans with predetermined interest rates and floating interest rates due after one year, as of December 31, 1998, are summarized in the table set forth below. The determination of maturities included in the table are based upon contract terms. Demand loans that do not have a defined repayment term are reported as maturing within one year. In situations where a rollover is appropriate, the Bank's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit with the Bank that are at floating interest rates. Management continues to emphasize the granting of floating interest rate loans to better match the interest sensitivity of deposits.

Loan Maturity and Interest Sensitivity

                                   Due in     Due in       Due in
As of December 31, 1998           One Year    One to        Over
      (Dollars in Thousands)      or Less   Five Years   Five Years     Total
-------------------------------------------------------------------------------

Real Estate - Construction         $ 988     $2,199       $8,502      $11,689
Real Estate - Commercial           1,377      6,850       21,360       29,587
Commercial (Non-Real Estate)
     and Agricultural              1,260      4,775        4,865       10,900
                                  ------     ------      -------      -------

     TOTAL                        $3,625    $13,824      $34,727      $52,176
                                  ======    =======      =======      =======

Loan Maturity After 1 Year With:

     Predetermined Interest Rate             $2,865      $6,384
     Floating Interest Rate                  10,959      28,343
                                             ------      ------

        TOTAL                               $13,824     $34,727
                                            =======     =======

     The following table details the Allocation of the Allowance for Possible Loan Losses by the various loan categories. The allocation is not necessarily indicative of the categories in which future loan losses will occur, and the entire allowance is available to absorb losses in any category of loans.

              ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                               As of December 31,
                                1998      1997       1996       1995       1994
-------------------------------------------------------------------------------
Loan Categories                              (Dollars in Thousands)

 Commercial                  $1,350     $1,183       $663     $1,049     $1,142
 Real Estate- Construction        4          6          7          3         69
 Real Estate - Residential      128        191        198        184        143
 Consumer/Installment           738        785        811        534        451
 Unallocated                    471        499        853        673        382
                             ------     ------     ------     ------     ------
      TOTAL                  $2,691     $2,664     $2,532     $2,443     $2,187
                             ======     ======     ======     ======     ======

            PERCENTAGE OF TOTAL LOANS IN EACH CATEGORY TO TOTAL LOANS

                                              As of December 31,
                                1998      1997      1996      1995       1994
   ----------------------------------------------------------------------------
Loan Categories                            (Dollars in Thousands)

 Commercial                    19.13 %   19.28 %   22.02 %   21.33 %   23.11 %
 Real Estate - Construction     5.50      5.34      4.90      2.52      1.52
 Real Estate - Residential     56.45     59.86     60.13     62.09     62.28
 Consumer/Installment          18.92     15.52     12.95     14.06     13.09
                               -----     -----     -----     -----     -----
      TOTAL                   100.00 %  100.00 %  100.00 %  100.00 %  100.00 %
                              ======    ======    ======    ======    ======

     The average balances of deposits for each of the years ended December 31, 1998, 1997 and 1996 are presented in the following table.

                AVERAGE DEPOSIT BALANCES BY MAJOR CLASSIFICATION

                                     For the Year Ended December 31,

                                   1998             1997            1996
                            Average         Average           Average
                            Balance  Rate   Balance   Rate    Balance   Rate

                                         (Dollars in Thousands)
Demand Deposits
   Non-Interest Bearing   $ 35,254   --- % $ 31,074   --- %   $ 27,826   --- %
   Interest Bearing         48,988  1.15     45,338  1.17       43,206  1.55
Money Market Deposits       14,366  2.81     14,380  2.81       16,297  2.82

Savings & Club Accounts     61,177  2.21     62,746  2.44       62,783  2.49
Certificates of Deposit
   under $100,000          124,823  5.59    118,846  5.58      103,221  5.50
Certificates of Deposit
   of $100,000 or more       4,700  3.72      5,014  4.19        5,167  4.84
                            ------  ----     ------  ----       ------  ----

      Total Deposits      $289,308         $277,398           $258,500
                          ========         ========           ========


            MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                                    At December 31,
(Dollars in Thousands)                          1998              1997
                                       -----------------------------------

Three Months or Less                            $821              $428
Over Three, Through Six Months                 1,380             1,454
Over Six, Through Twelve Months                1,508               977
Over Twelve Months                             1,017             1,499
                                       -----------------------------------

     TOTAL                                    $4,726            $4,358
                                       ===================================

     There were no brokered deposits at December 31, 1998 and 1997.

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

Item 3.  Legal Proceedings

     From time-to-time, the Company and the Bank are partners to routine litigation incidental to their business.

     Neither the Company, the Bank nor any of their properties is subject to any
material  legal   proceedings,   nor  are  any  such  proceedings  known  to  be
contemplated by any governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Item 4.1:  Executive Officers of the Registrant

     The following table sets forth certain information, as of March 30, 1999, concerning the executive officers of the Company and certain executive officers of the Bank who are not also Directors. All executive officers are elected by the respective Boards of Directors of the Company and the Bank and hold office at the discretion of such Boards.
                               Positions                    Positions
 Name/Age                   with the Company               with the Bank

Reid L. Heeren 57 (a)  Treasurer since January,       Executive Vice President
                        1987; Vice President since    and Chief Financial
                        April, 1985                   Officer since August, 1997
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      since January, 1987;
                                                      Cashier since
                                                      November, 1984

Tomas J. Bamberger 57 (b) None                       Executive Vice President
                                                      and Senior Loan Officer
                                                      since September, 1997

Arthur Williams 53 (c)    None                        Executive Vice President,
                                                      Administration since
                                                      August, 1997; Senior Vice
                                                      President, Administration
                                                      since November, 1988.

Robert M. McGovern 60 (d) None                        Executive Vice President,
                                                      Senior Trust Officer
                                                      since February, 1999


(a) Mr. Heeren was previously Senior Vice President, Chief Financial Officer and Cashier of the Bank from January 1987 to August 1997 and Vice President, Finance of the Bank from November, 1984 to January, 1987. Prior to November, 1984, Mr. Heeren was employed by the American Bank and Trust Company, headquartered in Reading, Pennsylvania, as Vice President for Financial Management (September, 1982 to November, 1984) and was Vice President, Community Banking, Chester County, Pennsylvania (March, 1982 to September, 1982).

(b) Mr. Bamberger was previously Executive Vice President and Senior Loan Officer of First Valley Bank/Summit Bank (PA) from February 1984 to September 1997. Prior to that, he was Senior Vice President and Senior Loan Officer of the First National Bank of Allentown from March 1982 to February 1984. Mr. Bamberger started his banking career in October 1967 at Girard Bank in Philadelphia. He was a Vice President and Divisional Manager in commercial lending when he left in February 1982.

(c) Mr. Williams was previously Senior Vice President, Administration of the Bank from November, 1988 to August, 1997 and Vice President of the Bank, serving as branch administrator with business development and commercial lending duties, from April 1985 to November, 1988. Prior to April 1985, Mr. Williams was a Vice President of United Penn Bank, serving as Regional Administrator of its Northern Region (March 1980 to March 1985).

(d) Mr. McGovern was previously Vice President and Senior Trust Specialist of First Union National Bank from April 1998 to February 1999. Prior to that, Vice President/Trust of CoreStates Bank 1996 to 1998 and prior to that Vice President/Trust of Meridian Bank 1985 to 1996. The Meridian period postions progressed from Marketing Officer in 1985 to Assistant Vice President to Vice President in 1996. Note: The changes from Meridian to CoreStates to First Union were the result of mergers.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 1998, there were 738 shareholders of record.

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

The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price was $29.125 in December 1998 and $33.80 in December 1997. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of June 1998 and May 1997 (see "Note T - Equity Transactions" in the "Notes to Consolidated Financial Statements" contained in "Item 8, Financial Statements and Supplementary Data").

-------------------------------------------------------------------------------
1997                                                          Cash Dividends
                             High              Low               Declared
-------------------------------------------------------------------------------

     First Quarter         $22.45            $20.18             $ 0.1633
     Second Quarter         23.33             21.31               0.1633
     Third Quarter          32.62             22.38               0.1714
     Fourth Quarter         33.81             33.04               0.1714
                                                                 -------

     TOTAL                                                      $ 0.6694
-------------------------------------------------------------------------------

1998
     First Quarter         $35.24            $32.62             $ 0.1810
     Second Quarter         36.50             33.33               0.1810
     Third Quarter          36.00             26.75               0.1900
     Fourth Quarter         29.75             26.75               0.1900
                                                                 -------

     TOTAL                                                      $ 0.7419
-------------------------------------------------------------------------------

The Company did not sell any of its equity securities during 1998 that were not registered under the Securities Act.

Item 6.  Selected Financial Data

                        Consolidated Financial Highlights
--------------------------------------------------------------------------------

(Dollars in Thousands,                                         Percentage Change
except per share data)              1998       1997      1996   1998/97  1997/96

--------------------------------------------------------------------------------
At Year-End
  Assets                        $ 358,496  $ 346,738  $ 322,352   3.4 %    7.6%
  Deposits                        294,549    282,255     67,668   4.4      5.5
  Loans                           212,437    229,587    220,117  (7.5)     4.3
  Shareholders' Equity             31,717     30,357     26,805   4.5     13.3

For the Year
  Net Interest Income           $  14,496  $  14,613 $   13,557  (0.8)%    7.8%
  Net Income                        3,032      3,283      2,822  (7.6)    16.3

Per Share *
  Basic Net Income              $    1.76  $    1.92 $     1.68  (0.8)%   14.8%
  Diluted Net Income                 1.75       1.92       1.68  (0.9)    14.8
  Dividends Paid                     0.74       0.67       0.61  10.4      9.4
  Book Value                        18.17      17.49      16.37   3.9      6.8

Financial Ratios
  Return on average assets           .86%       .97%       .92%
  Return on average equity          9.79%     11.67%     11.16%
  Average shareholders' equity
    to average assets               8.78%      8.30%      8.24%



* Per share data have been restated to reflect the 5% stock dividends of June 1998, May 1997 and May 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

     The following financial review and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of First Colonial Group, Inc. (the "Company") with a primary focus on the analysis of operating results for the years ended December 31, 1998, 1997 and 1996. The Company's consolidated earnings are derived primarily from the operations of Nazareth National Bank and Trust Company (the "Bank") and First C. G. Company, Inc. ("First C. G."). The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, and other detailed information appearing elsewhere in this report. Additional financial information can be found in the Company's Form 10-K report, a copy of which may be obtained upon request. During the two most recent fiscal years, there have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure. The information concerning share and per share data included in this discussion has been restated to reflect the 5% stock dividends of June 1998, May 1997 and May 1996.

                           Forward Looking Statements

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, and the time, expense and unanticipated problems in addressing the Year 2000 issue. These and other risks, uncertainties and other factors are discussed in this Annual Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

                          Financial Performance Summary

     In 1998, First Colonial Group recorded net income of $3,032,000. The 1998 net income is $251,000 or 7.6% lower than 1997 net income of $3,283,000. The decrease was primarily the result of a provision expense of $1,000,000 to the special reserve for possible losses resulting from specific pre-need funeral trusts which the Bank had been directed to invest in a private placement annuity. The Company's net income in 1998, exclusive of this special reserve, would have been $3,692,000, an increase of 12.5% or $409,000 over net income in 1997. Net income in 1996 was $2,822,000.

     The basic earnings per share were $1.76, $1.92 and $1.68 in 1998, 1997 and 1996, respectively. The diluted earnings per share were $1.75 in 1998, $1.92 in 1997 and $1.68 in 1996. Diluted earnings per share include the effect of common stock equivalents such as options (see Note A.12 of the "Notes to Consolidated Financial Statements"). The basic and diluted earnings per share, exclusive of the special reserve in 1998, would have been $2.14.

     The Company's return on average assets was .86% in 1998 as compared to .97% in 1997 and .92% in 1996. The return on average equity was 9.79%, 11.67% and 11.16% in 1998, 1997 and 1996, respectively

     The Company continued to achieve growth in total assets and deposits. Total assets at December 31, 1998 were $358,496,000 as compared to $346,738,000 at year end 1997. This is an increase of $11,758,000 or 3.4%. During 1998 total deposits grew by 4.4% or $12,294,000 to a year-end total of $294,549,000. Total deposits at December 31, 1997 were $282,255,000. Total loans amounted to $212,437,000 and $229,587,000 at December 31, 1998 and 1997, respectively. The loan decrease in 1998 was $17,150,000 or 7.5%. This decrease is attributed to the sale of $42,880,000 of residential real estate loans during 1998.

     The principal factors affecting earnings in 1998 were a $757,000 or 19.8% increase in other income, including service charges, trust revenues and higher net gains on the sales of securities and mortgages of $341,000, a decrease in the provision for possible loan losses of $155,000 and a reduction in Federal income taxes of $265,000. These earnings improvement factors were offset by a decline in net interest income of $117,000 and higher operating expenses of $1,311,000, including the provision for the special reserve of $1,000,000.

     The 1997 earnings increase was the result of a $1,056,000 increase in net interest income, an increase in other income of $1,181,000 and a $65,000 reduction in the provision for possible loan losses. Partially offsetting the earnings increases were higher operating expenses of $1,681,000 and an increase in Federal income taxes of $160,000.


-------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(Dollars in Thousands,
except per share data)
For the Year Ended
December 31,                     1998      1997       1996       1995      1994
-------------------------------------------------------------------------------
CONSOLIDATED SUMMARY OF INCOME:
 Interest Income             $ 25,367  $ 25,444   $ 23,135   $ 21,896  $ 18,986
 Interest Expense              10,871    10,831      9,578      9,252     7,152
                            --------- ---------  ---------  --------- ---------
 Net Interest Income           14,496    14,613     13,557     12,644    11,834
 Provision for Possible
   Loan Losses                    450       605        670      1,798       420
 Gains (Losses) on the
   Sale of Mortgage Loans         398       178        (30)        22        37
 Other Income, Excluding
   Securities and Loan
   Sale Gains                   3,460     3,044      2,364      2,230     1,896
 Securities Gains, Net            722       601        308         22        97
 Other Expense                 14,563    13,252     11,571     11,204    10,084
                            --------- ---------  ---------  --------- ---------
 Income Before Income Taxes
   and Cumulative Effect of
   Accounting Method Change     4,063     4,579      3,958      1,916     3,360
 Applicable Income Taxes        1,031     1,296      1,136        515     1,018
                            --------- ---------  ---------  --------- ---------
   Net Income                 $ 3,032   $ 3,283    $ 2,822    $ 1,401    $2,342
                            --------- ---------  ---------  --------- ---------
 Cash Dividends Paid          $ 1,275   $ 1,139   $  1,011   $    972   $   936
 Cash Dividends Paid Per Share   0.74      0.67       0.61       0.59      0.57
 Dividends Paid to Net Income   42.05%    34.69%     35.82%     69.38%    39.97%

PER SHARE DATA:
  Basic Income                $  1.76   $  1.92    $  1.68    $  0.85    $ 1.44
  Diluted Net Income             1.75      1.92       1.68       0.85      1.44
  Basic  Average Common
    Shares Outstanding      1,719,096 1,701,658  1,680,927  1,658,399 1,633,462
  Dilutive Average Common
    Shares Outstanding      1,726,569 1,706,729  1,683,770  1,658,792 1,633,462

CONSOLIDATED BALANCE SHEET DATA:
 Total Assets                $358,496  $346,738   $322,352   $298,514  $284,553
 Loans (Net of
  Unearned Discount)          212,437   229,587    220,117    193,130   185,215
 Mortgage Loans
  Held-for-Sale                   603       759        721      1,006        69
 Deposits                     294,549   282,255    267,668    254,102   247,532
 Securities Sold Under
  Agreements to Repurchase      5,094     8,804      3,795      6,096     9,027
 Debt (Short-Term
  and Long-Term)               20,000    18,390     18,512      7,643     1,612
 Shareholders' Equity          31,717    30,357     26,805     24,767    22,400
 Book Value Per Share           18.17     17.49      16.37      16.04     14.66

SELECTED CONSOLIDATED RATIOS:
 Net Income To:
  Average Total Assets           0.86%     0.97%      0.92%      0.48%     0.85%
  Average Shareholders' Equity   9.79%    11.67%     11.16%      5.98%    10.51%

 Average Shareholders'
  Equity to Average Assets       8.78%     8.30%      8.24%      8.00%     8.10%
-------------------------------------------------------------------------------

CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
(Dollars in Thousands) For the Year Ended December 31,

                         1998                1997                   1996
                        Int   Avg           Int    Avg             Int    Avg
                 Avg    Inc/ Yield/   Avg   Inc/  Yield/    Avg    Inc/  Yield/
                 Bal    Exp  Rate     Bal   Exp    Rate     Bal    Exp    Rate
ASSETS
INT-EARNING
ASSETS
 Int-Bearing
  Balances
  with Banks $  3,060  $ 176 5.75%  $1,252 $    71  5.67% $  1,313 $   78  5.96%
 Fed Funds
  Sold            641     34 5.30       18       1  5.56        16      2  5.43
 Inv Sec
  Taxable      80,939  5,002 6.18   69,876   4,592  6.57    67,241  4,386  6.42
  Non-Tax(1)   26,155  1,923 7.35   16,653   1,268  7.62    12,318    935  7.59
  Loans(1(2)  219,357 18,910 8.62  229,205  19,972  8.71   206,378 18,083  8.76
  Allow for
  Loan Losses  (2,710)  ---  ---    (2,614)   ---   ---     (2,500)   ---   ---
             -------- ------      --------  ------        -------- ------
  Net Loans   216,647 18,910 8.73  226,591  19,972  8.81   203,878 18,083  8.87
             -------- ------      --------  ------        -------- ------
   Total Int-
   Earn
   Assets     327,442 26,045 7.95  314,390  25,904  8.24   284,766 23,484  8.25
  Non-Int
   Earn Assets 25,419   ---  ---    24,391    ---   ---     22,305    ---   ---
             -------- ------      --------  ------        -------- ------
  TOTAL ASSETS,
  INTEREST
  INCOME     $352,861 26,045 7.38 $338,781  25,904  7.65  $307,071 23,484  7.65
             -------- ------      --------  ------        -------- ------

LIABILITIES
INTEREST-BEARING
LIABILITIES
 Int-Bearing
 Deposits
  Demand
  Deposits   $ 48,988    562 1.15 $ 45,338     532  1.17  $ 43,206    670  1.55
  Money
  Market
  Deposits     14,366    404 2.81   14,380     404  2.81    16,297    460  2.82
  Savings &
  Club
  Deposits     61,177  1,350 2.21   62,746   1,530  2.44    62,783  1,566  2.49
  CD's over
  $100,000      4,700    175 3.72    5,014     210  4.19     5,167    250  4.84
  All Other
  Time Dep    124,823  6,975 5.59  118,846   6,636  5.58   103,221  5,675  5.50
             -------- ------      --------  ------        -------- ------
   Total Int-
   Bearing
   Deposits   254,054  9,466 3.73  246,324   9,312  3.78   230,674  8,622  3.74

 Securities
 Sold Under
 Agreements
 to Repurchase  5,821    210 3.61    6,459     240  3.72     4,680    149  3.18
 Other Short-
 Term
 Borrowings       974     55 5.65    2,325     132  5.68     3,560    198  5.56
 Long-Term
 Debt          18,631  1,140 6.12   18,422   1,147  6.23     9,319    609  6.54
             -------- ------      --------  ------        -------- ------
  Total Int-
  Bearing
  Liabilities 279,480 10,871 3.89  273,530  10,831  3.96   248,233  9,578  3.86


NON-INTEREST
BEARING
LIABILITIES
 Non-Int-
 Bearing
 Deposits      35,254   ---  ---    31,074    ---   ---     27,826    ---   ---
 Other Liab     7,157   ---  ---     6,054    ---   ---      5,724    ---   ---
             -------- ------      --------  ------        -------- ------
 TOTAL LIAB   321,891 10,871 3.38  310,658  10,831  3.49   281,783  9,578  3.40
 SHAREHOLDERS'
 EQUITY        30,970   ---  ---    28,123   ---     ---    25,288    ---   ---
             -------- ------      --------  ------        -------- ------
 TOTAL LIAB &
  SHAREHOLDERS'
  EQUITY,
  INTEREST
  EXPENSE    $352,861 10,871 3.08 $338,781  10,831  3.20  $307,071  9,578  3.12

NET INTEREST
INCOME              $ 15,174               $15,073                $13,906
                    --------               -------                -------
 Net Interest
 Spread (3)                  4.06                   4.28                   4.39

 Effect of
 Int-Free
 Sources
 Used to
 Fund Earnings
 Assets                      0.57                   0.51                   0.49

NET INTEREST
MARGIN (4)                   4.63%                  4.79%                  4.88%
                             ----                   ----                   ----


(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $678,000, $460,000 and $349,000 for the years 1998, 1997and 1996, respectively.
The effective tax rate used for the taxable equivalent adjustment was 34%.

(2) Loan fees of $358,000,  $377,000  and $303,000 for the years 1998,  1997 and
1996, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $3,726,000, $1,781,000 and $2,212,000 for 1998, 1997 and 1996, respectively.

(3)  Net  interest  spread  is  the  arithmetic   difference  between  yield  on
interest-earning assets and the rate paid on interest-bearing liabilities.

(4) Net interest margin is computed by dividing net interest income by averaging interest-earning assets.

                                Average Balances

     The "Consolidated Comparative Statement Analysis" table sets forth a comparison of average daily balances, interest income and interest expense on a fully taxable equivalent basis and interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities. For purposes of this analysis, the computations in the "Consolidated Comparative Statement Analysis" were prepared using the Federal statutory rate of 34%; there are no state or local taxes on income applicable to the Company. For further information relating to the effective income tax rate of the Company, see Note J of the "Notes to Consolidated Financial Statements". Interest income on loans includes loan fees of $358,000, $377,000 and $303,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                               Net Interest Income

     Net interest income is the difference between the interest income on loans, investments and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company. Therefore, changes in this category can be essential to the overall net income of the Company. The net interest income, on a fully taxable equivalent basis, amounted to $15,174,000 for 1998, an increase of $101,000 over $15,073,000 in 1997. As shown in the "Rate/Volume Analysis" table, the increase in net interest income in 1998 was attributable to higher net interest income from changes in volume of $348,000 reduced in part by a reduction in rates of $247,000. The volume-related change resulted primarily from increases in investment securities partially offset by decreased average balances for loans (see discussions on "Loan Portfolio" and "Mortgage Loans Held-for-Sale") and an increase in time deposits. The rate-related change was primarily the result of the decrease of interest earned on loans and investments being greater than the decrease on interest paid on deposits and debt.

     Net interest income, on a fully taxable equivalent basis, in 1997 increased $1,167,000 over the 1996 figure of $13,906,000. This increase was the result of growth in loans, investments, deposits and long-term debt. Also affecting 1997 was the increase in interest rates earned on deposits exceeding the interest rates paid on interest-bearing liabilities.

     The net interest margin, a measure of net interest income performance, is determined by dividing net interest income by total interest-earning assets. The net interest margin was 4.63% for 1998, 4.79% for 1997 and 4.88% for 1996. The decrease in 1998 was the result of a decrease in the average rate earned on loans and investments being greater than the decrease in the average interest rate paid on interest-bearing deposits and debt. The result was a decline in the interest spread, the difference of interest earned on assets less the interest paid on deposits and debt. The interest spread was 4.06%, 4.28% and 4.39% for 1998, 1997 and 1996, respectively. The impact on earnings by the reduction in the interest spread was diminished in part by the $4,180,000 increase in 1998 of non-interest-bearing deposits.

     The following table sets forth a "Rate/Volume Analysis", which segregates in detail the major factors that contributed to the changes in net interest income for the years ended December 31, 1998 and 1997, as compared to the respective previous periods, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into
(1) changes in volume (change in volume times the old rate), (2) changes in rates (change in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non-accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

RATE/VOLUME ANALYSIS
(Dollars in Thousands) (Fully Taxable Equivalent)

                             Increase (Decrease) in Year Ended December 31,
                                1998 to 1997                1997 to 1996
                               Change Due to:              Change Due To:
                            TOTAL   RATE   VOLUME       TOTAL   RATE    VOLUME
                            -----    ---    -----       -----  -----    -----
Interest Income
  Interest-Bearing Balances
   With Banks              $  105  $   2  $   103      $   (7) $  (3)  $   (4)
  Federal Funds Sold           33     (2)      35          (1)    (1)     ---
  Investment Securities     1,065   (328)   1,393         539     73      466
  Loans                    (1,062)  (146)    (916)      1,889   (140)   2,029
                            -----    ---    -----       -----  -----    -----
  Total Interest Income       141   (474)     615       2,420    (71)   2,491
                            -----    ---    -----       -----  -----    -----
Interest Expense
  Demand Deposits,
  Savings & Clubs            (150)  (192)      42        (231)  (235)       4
  Time Deposits               304     (9)     313         921     75      846
  Securities Sold Under
   Agreements to Repurchase   (30)    (6)     (24)         91     34       57
  Short-Term Borrowings       (77)   ---      (77)        (66)     3      (69)
  Long-Term Borrowings         (7)   (20)      13         538    (57)     595
                            -----    ---    -----       -----  -----    -----
  Total Interest Expense       40   (227)     267       1,253    180    1,433
                            -----    ---    -----       -----  -----    -----
  Increase in Net
  Interest Income          $  101  $(247)  $  348      $1,167 $  109   $1,058

                        Service Charges and Other Income

     Service charge income on deposit accounts amounted to $1,594,000 in 1998 compared to $1,349,000 in 1997 and $1,083,000 in 1996. In 1998, the service charges on deposit accounts increased by $245,000 or 18.2% over 1997 and the 1997 increase over 1996 was $266,000 or 24.5%. The increases in 1998 and 1997 were primarily the result of increases in the number of deposit accounts and increases in some deposit-related fees, including the Bank's debit card.

     In 1998, the Company had a gain on the sale of mortgage loans of $398,000 as compared to a gain of $178,000 in 1997. In 1996, there was a loss of $30,000 (see discussion on "Mortgage Loans Held-for-Sale").

     Other operating income was $641,000 in 1998, as compared to $645,000 in 1997. Other operating income for 1996 was $585,000.

                    Investment Management and Trust Division

     Revenue from the Bank's Investment Management and Trust Division operations was $1,225,000 in 1998, representing an increase of $175,000 or 16.7% over revenue of $1,050,000 in 1997. The Investment Management and Trust Division revenue for 1997 increased by 50.9% or $354,000 over the 1996 revenue of $696,000. Trust assets are held by the Bank for its customers in a fiduciary or agency capacity, and thus, are not included in the financial statements of the Company. The increase in 1998 and 1997 Trust revenue was the result of the addition of new accounts and increased market values.

                                 Other Expenses

     Salaries and employee benefits represent a significant portion of non-interest expense. These expenses, amounting to $6,385,000, increased by $352,000 or 5.8% in 1998 compared to $6,033,000 in 1997. These expenses in 1997 amounted to an increase of $418,000 or 7.4% over the $5,615,000 reported in 1996. The increase in 1998 was primarily due to salary increases of approximately 4% and the addition of staff in the Lending Division. Salary expense in 1997 increased due to normal salary increases of approximately 4% and the addition of the East Stroudsburg branch opened in January, 1997.

     Occupancy and equipment expenses were $2,118,000 in 1998, which was $60,000 less than the 1997 amount of $2,178,000. The 1997 amount was $6,000 less than the 1996 occupancy and equipment expense of $2,184,000. The decreases in 1998 and 1997 were achieved through the continued implementation of expense control measures which offset the added expenses of a new teller system and Trust system in 1998, and the new East Stroudsburg branch and the installation of check image equipment added in 1997.

     Other operating expenses (such as the provision for the special reserve, advertising, publicity, litigation costs, deposit insurance premiums, data processing fees, legal, accounting, supplies, postage and telephone) in 1998 were $6,060,000, compared to $5,041,000 in 1997 and $3,772,000 in 1996. The increase of $1,019,000 or 20.2% in other operating expense during 1998 was primarily due to the povision of $1,000,000 to the special reserve for Trust operations and higher legal and loan collection costs. The increase in 1997 of $1,269,000 or 33.6% was the result of higher legal and professional fees and advertising expenses as a result of increased marketing programs. The Company's advertising costs are expensed as incurred. Advertising costs were $597,000, $524,000 and $299,000 for the years ended December 31, 1998, 1997 and 1996, respectively (see Notes A.14 and I of the "Notes to Consolidated Financial Statements").
                              Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 1998 and 1997. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements (see Notes A.2 and B of the "Notes to Consolidated Financial Statements").

     Held-to-maturity securities totaled $17,723,000 at December 31, 1998 and $17,756,000 at December 31, 1997. The Company has the intent and ability to hold these securities until maturity. The fair value of these securities was $17,920,000 and $17,946,000 at December 31, 1998 and 1997, respectively.

     The Company, at December 31, 1998 and 1997, did not hold any securities identified as derivatives in the form of Collateralized Mortgage Obligations
(CMOs),  Planned  Amortization  Class  (PAC),  Real Estate  Mortgage  Investment

Conducts (REMICs), Stripped-Mortgage-Backed Securities, interest rate swaps, futures or options. The Company held adjustable rate mortgage-backed securities issued by U. S. Government Agencies totaling $20,029,000 at December 31, 1998 ($15,961,000 in available-for-sale and $4,068,000 in held-to-maturity) and
$27,426,000  at  December  31,  1997  ($21,723,000  in  available-for-sale   and
$5,703,000 in held-to-maturity). The interest rates on most of these securities are tied to various indexes, are subject to various caps, and adjust annually. The Company also held fixed rate mortgage-backed securities issued by U. S. Government Agencies totaling $19,253,000 at December 31, 1998 ($17,360,000 in available-for-sale and $1,893,000 in held-to-maturity) and $7,943,000 at
December 31, 1997 ($5,067,000 in available-for-sale and $2,876,000 in held-to-maturity).

                          Securities Available-for-Sale

     The Company had $98,389,000 of securities available-for-sale at December 31, 1998, as compared to $73,024,000 at December 31, 1997. At December 31, 1998,
the net unrealized gain on these securities was $527,000, net of the tax effect of $272,000. There was a net unrealized gain of $1,300,000, net of the tax effect of $670,000 on the available-for-sale securities at December 31, 1997. The net unrealized gain or loss is included in shareholders' equity (see Notes
A.2 and B of the "Notes to Consolidated Financial Statements").

     These securities are being held to meet the liquidity needs of the Company and to provide flexibility to support earnings in changing interest rate environments. The tax-free municipal securities in the available-for-sale category will also be used to assist in managing the Company's Federal Tax position. While management has the intent and the ability to hold available-for-sale securities on a long-term basis or to maturity, they may sell these securities under certain circumstances. Such occurrences could include, but are not limited to, meeting current liquidity needs, adjusting maturities or repricing periods to reduce interest rate risk, reducing Federal Income Tax liability, improving current or future interest income, adjusting risk-based capital position, changing portfolio concentrations, and providing funds for increased loan demand or deposit withdrawals. Upon the sale of an available-for-sale security, the actual gain or loss is included in income.

     During 1998, $11,342,000 of securities available-for-sale were sold, resulting in a total net gain of $722,000, which was recorded in income and includes net gains on equity securities sold by First C. G. of $694,000. The securities sold were primarily U. S. Treasury, U. S. Agency and mortgage-backed bonds held by the Bank and equity securities held by First C. G. The sales by the Bank were executed to provide liquidity and improve future interest income. The sales of equity securities by First C. G. were made to recognize certain gains and reposition the equity portfolio. Securities purchased by the Company in 1998 totaled $76,280,000. Included in these purchases were $35,447,000 in U.
S. Agency fixed rate bonds, $21,856,000 in U. S. Agency mortgage-backed bonds, $14,219,000 in municipal securities, $2,127,000 in public housing bonds, $1,031,000 in U. S. Treasury bonds, and $1,600,000 in equity securities. The securities sold in 1997 totaling $13,279,000 were primarily U. S. Treasury, U.
S. Agency, mortgage-backed and municipal bonds held by the Bank and equity securities held by First C. G. The 1997 sales resulted in net gains of $601,000. These gains include net gains of $560,000 on equity securities held by First C.
G. The sales were made to provide liquidity, improve future income and diversify the equity portfolio. Security purchases in 1997 amounted to $46,283,000 which were primarily U. S. Agency mortgage-backed bonds, U. S. Agency fixed rate bonds, municipal securities and U. S. Treasury bonds. In 1996, a net gain on security transactions of $308,000 was recorded on sales of $19,842,000.

                                 Loan Portfolio

     At December 31, 1998, total loans (net of unearned discounts of $1,025,000 in 1998 and $1,856,000 in 1997) of $212,437,000 were $17,150,000, or 7.5% less than the 1997 amount of $229,587,000. The decline in loans in 1998 was primarily the result of a decrease of $18,625,000 or 13.4% in residential real estate loans, a decrease of $4,992,000 or 14.4% in commercial real estate loans and a decrease of $672,000 or 5.4% in real estate construction loans partially offset by a $4,270,000 or 11.9% increase in consumer loans and a $2,038,000 or 20.3% increase in commercial and municipal loans. Loans Outstanding at December 31 by Major Category are as follows:

-------------------------------------------------------------------
Dollars in Thousands at              1998              1997
December 31,
-------------------------------------------------------------------

Real Estate Residential            $119,914           $138,539
Real Estate Construction             11,689             12,361
Real Estate Commercial               29,587             34,579
Consumer                             40,184             35,914
Municipal                             1,178                944
Commercial & Other                   10,910              9,106
                                  ---------           --------
    Total                           213,462            231,443

Unearned Discount                     1,025              1,856
                           ----------------- ------------------

Net                                $212,437           $229,587
-------------------------------------------------------------------

     The decline in residential real estate loans was the result of management's decision to sell $21,564,000 of these loans originated in the prior year to reduce the Bank's interest rate risk and concentration in these types of loans (see discussion on " Mortgage Loans Held-for-Sale").

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

     The loan to deposit ratio was 72.1% at December 31, 1998 and 81.3% at December 31, 1997. Additional information concerning loans is shown in Note C of the "Notes to Consolidated Financial Statements".

                          Mortgage Loans Held-for-Sale

     In 1998, management continued a program of selling most of its newly originated residential real estate loans in the secondary market. The purpose of this plan is to reduce the Company's interest rate risk and to provide funds to support a higher level of loan originations.

     The sales of residential real estate loans in the secondary market for 1998 amounted to $42,880,000. The amount of these loans originated in 1998 was $21,316,000, with the remaining $21,564,000 being originated in prior years of which $759,000 was identified as held-for-sale at December 31, 1997. The sale of prior years loans in excess of those identified as held-for-sale was done to restructure the loan portfolio, reducing interest rate risk and the level of concentration in residential real estate loans. A net gain of $398,000 was recorded on these sales. In addition, $603,000 of residential real estate loans was identified as held-for-sale at December 31, 1998. All of these loans were originated during 1998. An unrealized loss of $1,000 on these loans is included in other operating expenses for 1998.

     In 1997, the Company originated $10,754,000 of residential real estate loans which were sold in the secondary market. In addition, during 1997, $16,391,000 of these loans that were originated in prior years were sold. A net gain of $178,000 was recognized on these sales in 1997. At December 31, 1997,

At December 31, 1997, $759,000 of residential real estate loans were identified as held-for-sale. Included in other operating expenses in 1997 is an unrealized loss of $13,000 on these loans. During 1996, the Company had net losses of $30,000 on the sale of $19,509,000 of residential real estate loans. The other operating expenses for 1996 include an unrealized loss of $10,000 on mortgage loans held-for-sale of $721,000 at year-end 1996.

     The Company intends to continue to originate residential real estate loans in 1999 and to sell most of the fixed-rate loans in the secondary market. The Company services all of its sold residential mortgage loans and plans to continue this practice.

                              Non-Performing Loans

     The following discussion relates to the Bank's non-performing loans which consist of those on a non-accrual basis and accruing loans which are past due ninety days or more.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. The Company views these loans as non-accrual, but considers the principal to be substantially collectible because the loans are protected by adequate collateral or other resources. Interest on these loans is recognized only when received. The table "Non-Accrual Loans" shows the balance and the effect on interest income of non-accrual loans for each of the periods indicated. There were $1,245,000 of loans on a non-accrual status at December 31, 1998. The increase in non-accrual loans during 1998 of $432,000 resulted from the deterioration of certain residential real estate and consumer loans. Management believes there is sufficient collateral to cover any possible losses on these loans.

     The Company does not have any significant loans that qualify as "Troubled Debt Restructuring" as defined by SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructuring", at December 31, 1998 and 1997.

Non-Accrual Loans

-------------------------------------------------------------------------------
(Dollars in Thousands)
at December 31,            1998        1997       1996        1995        1994
-------------------------------------------------------------------------------

Non-accrual loans on
  a cash basis          $ 1,245     $   813    $ 1,440     $ 2,181     $ 1,724

Non-accrual loans
  as a percentage
  of total loans            .59%        .35%       .65%       1.13%        .93%

Interest which would
  have been recorded
  at original rate      $   144     $    64    $   210     $   214     $   168

Interest that was
  reflected in income        23         111         40          44        --

Net impact on
  interest income       $  (121)    $    47    $  (170)    $  (170)    $  (168)
-------------------------------------------------------------------------------

     Set forth below are the amounts of loans outstanding as of the end of each of the periods indicated that are 90 days and over past due and are on an accrual basis and are not included in the table above. Management continues to accrue interest on these loans since they are secured and in the process of collection and are expected to be eventually paid in full.

Accruing Loans Past Due 90 Days or More

--------------------------------------------------------------------------------
(Dollars in Thousands)
at December 31,              1998      1997      1996       1995       1994
--------------------------------------------------------------------------------

Accruing loans past due
  90 days or more         $ 1,021    $  802    $  986    $ 1,115    $ 1,069

Accruing loans past due
  90 days or more
  as a percentage
  of total loans             .48%      .35%      .45%       .58%       .58%

--------------------------------------------------------------------------------

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

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment at December 31, 1998 and 1997 are as follows:

------------------------------------------------------------
(Dollars in Thousands)
  at December 31,                        1998       1997
------------------------------------------------------------

Principal amount of impaired loans      $524        $523
Accrued interest                         ---         ---
Deferred loan costs                      ---           1
                                     -------     -------
                                         524         524
Less valuation allowance
  at December 31,                       (303)       (138)
                                     --------    --------
                                        $221        $386
------------------------------------------------------------

     The activity in the allowance account for credit losses related to impaired loans is as follows:

-----------------------------------------------------------------
(Dollars in Thousands)
  for the year ended                         1998       1997
-----------------------------------------------------------------

Valuation allowance at January 1,            $138       $128
Provision for loan impairment                 294        158
Direct charge-offs                           (129)      (148)
Recoveries                                    ---        ---
                                          -------    -------
Valuation allowance at December 31,          $303       $138

-----------------------------------------------------------------

     Total cash collected on impaired loans during 1998 was $506,000, of which $483,000 was credited to the principal balance outstanding on such loans, and $23,000 was recognized as interest income.

     Total cash collected on impaired loans during 1997 was $768,000, of which $657,000 was credited to the principal balance outstanding on such loans and
$111,000  was  recognized  as  interest  income.  Interest  that would have been accrued on impaired loans was $144,000 and $64,000 in 1998 and 1997, respectively. The valuation allowance for impaired loans of $303,000 at December 31, 1998 and $138,000 at December 31, 1997 is included in the "Allowance for Possible Loan Losses" which amounts to $2,691,000 and $2,664,000 at December 31, 1998 and 1997, respectively.

     Shown in the following table is the amount of "Other Real Estate Owned" as of the end of each of the periods indicated recorded as an asset on the Company's books as the result of the foreclosure of certain non-performing real estate loans.

OTHER REAL ESTATE OWNED

-----------------------------------------------------------------
(Dollars in
 Thousands)
 at December 31,        1998     1997     1996      1995     1994
-----------------------------------------------------------------

Other Real Estate     $ 636    $ 284     $ 595     $ 364    $ 373
  Owned
-----------------------------------------------------------------

                            Allowance and Provision
                            for Possible Loan Losses

     The allowance for possible loan losses constitutes the amount available to absorb estimated losses within the loan portfolio. As of December 31, 1998, the allowance for possible loan losses was $2,691,000 as compared to the December 31, 1997 amount of $2,664,000 and the December 31, 1996 amount of $2,532,000.
The allowance for possible loan losses as a percentage of total loans outstanding as of December 31, 1998 was 1.27%. This compares to 1.16% at the end of 1997 and 1.15% at the end of 1996. The increase in the allowance for possible loan losses of $27,000 was the result of management's review of loans outstanding (see discussion on "Loan Portfolio") and non-performing loans (the sum of non-accrual loans and accruing loans past due 90 days or more) of $2,266,000 as of December 31, 1998 as compared to $1,615,000 as of December 31, 1997 (see tables on "Non-Accrual Loans" and "Accruing Loans Past Due 90 Days or More"). Net charge-offs as detailed in the table "Allowance for Possible Loan Losses" were $423,000 in 1998 or $50,000 less than the 1997 amount of $473,000. The 1998 charge-offs were the result of losses on commercial, consumer and residential real estate loans. The net charge-offs in 1997 were primarily the result of losses on commercial, consumer and residential loans. Net loans charged-off in 1996 were $581,000. The ratio of net loan charge-offs to average loans outstanding was .19%, .21% and .28% in 1998, 1997 and 1996, respectively.

     The provision for loan losses for the year ended December 31, 1998 was $450,000 as compared to $605,000 for the year ended December 31, 1997 and $670,000 for the year ended December 31, 1996. The decrease in 1998 from 1997 was $155,000. In 1997, the decrease in the provision was $65,000 from 1996.

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES
-------------------------------------------------------------------------------
(Dollars in Thousands)
For the Year Ended December 31,      1998      1997      1996      1995     1994
-------------------------------------------------------------------------------

Allowance for Loan Losses
at Beginning of Year             $  2,664  $  2,532  $  2,443  $  2,187 $  1,953

Loans Charged-Off by Category:
   Commercial                         133       249       365       161      259
   Real Estate - Construction          --        --        --        --       --
   Real Estate - Residential           59        20        31        --       35
   Consumer/Installment               348       301       271       319      144
   Other                               --        --        --     1,278       --
                                 --------  --------  --------  --------  -------
Total Loans Charged-Off               540       570       667     1,758      438
                                 --------  --------  --------  --------  -------
Loans Recovered by Category:
   Commercial                          42        19        39       105      170
   Real Estate - Construction          --        --        --        --       --
   Real Estate - Residential            1         1        --        --       --
   Consumer/Installment                74        77        47        97       82
   Other                               --        --        --        14       --
                                 --------  --------  --------  -------- --------
Total Loans Recovered                 117        97        86       216      252
                                 --------  --------  --------  -------- --------
Net Loans Charged-Off                 423       473       581     1,542      186
                                 --------  --------  --------  -------- --------
Provision Charged to Expense          450       605       670     1,798      420
                                 --------  --------  --------  -------- --------
Allowance for Loan Losses
 at End of Period                $  2,691  $  2,664  $  2,532  $  2,443 $  2,187
                                 ========  ========  ========  ======== ========

Total Loans
   Average                       $217,191  $228,245  $206,378  $190,874 $178,624
   Year-End                      $212,437  $229,587  $220,117  $193,130 $185,215

Net Loans Charged Off to:
   Average Loans                     .19%      .21%      .28%      .81%    .10%
   Loans at Year-End                 .20%      .21%      .26%      .80%    .10%
   Allowance for Possible
     Loan Losses at Year-End       15.72%    17.76%    22.95%    63.12%   8.50%
   Provision for Possible
     Loan Losses                   94.00%    78.18%    86.72%    85.76%  44.29%

Allowance for Possible
 Loan Losses at Year-End to:
   Average Loans                    1.24%     1.17%     1.23%     1.28%   1.22%
   Loans at Year-End                1.27%     1.16%     1.15%     1.26%   1.18%

-------------------------------------------------------------------------------

                                    Deposits

     Deposits are the primary source of the Company's funds. During 1998, deposits increased by $12,294,000 or 4.4% to a total of $294,549,000 at December 31, 1998, from a total of $282,255,000 at December 31, 1997. Average deposits for 1998 were $289,308,000, an increase of $11,910,000 or 4.3% over the average total deposits for 1997 of $277,398,000. Contributing to the increase in deposits was the strong growth of checking deposits both interest and non-interest bearing as consumers responded to a marketing campaign to attract these types of deposits and continued growth in certificates of deposit. The deposit growth in checking deposits and certificates of deposit was partially offset by declines in savings accounts, money market accounts and certificates of deposit over $100,000. The continued growth of deposits held by the Company and the banking industry in general could be adversely affected by the flow of funds into credit unions, mutual funds and other investment options.

     The Bank's time deposits, excluding certificates of deposit under $100,000, increased in 1998 with average balances of $124,823,000, which was $5,977,000 or 5.0% higher than the 1997 average balance of $118,846,000. Non-interest bearing deposits averaged $35,254,000 in 1998 as compared to $31,074,000 in 1997, an increase of $4,180,000 or 13.4%. In addition, there was an increase in average interest-bearing demand deposits of $3,650,000 or 8.0% to $48,988,000 in 1998 from $45,338,000 in 1997. Offsetting some of this growth were declines in average savings and club deposits of $1,569,000 or 2.5% from an average balance of $62,746,000 in 1997 to an average balance of $61,177,000 in 1998, and declines in average money market deposits which averaged $14,366,000 in 1998 as compared to $14,380,000 in 1997, a decrease of $14,000. Average certificates of deposit over $100,000 were $4,700,000 in 1998 as compared to $5,014,000 in 1997, a decline of $314,000 or 6.3%.

                              Short-Term Borrowings

     The Bank had securities sold under agreements to repurchase totaling $5,094,000 at December 31, 1998 and $8,804,000 at December 31, 1997. At December
31, 1998 and 1997, there were no short-term borrowings in the form of Federal funds purchased, Federal Reserve Bank discount borrowings or Federal Home Loan Bank borrowings. Additional information relating to short-term borrowings can be found in Note G of the "Notes to Consolidated Financial Statements".

                         Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, short-term investment securities, and funds received from the repayment of loans and short-term borrowings. At year-end 1998, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $17,560,000, and securities maturing within one year totaled $4,493,000. At year-end 1997, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $15,224,000, and securities maturing within one year were $3,861,000.

     The Bank is a member of the Federal Home Loan Bank of Pittsburgh, Pennsylvania. The Bank had interest-bearing deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $3,193,000 at December 31, 1998, and $110,000 at December 31, 1997. These deposits are included in interest-bearing deposits with banks on the Company's financial statements. As a result of this relationship, the Bank places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh in place of other banks. The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000, all of which was available at December 31, 1998.

     The Bank had three long-term loans from the Federal Home Loan Bank of Pittsburgh totaling $20,000,000 at December 31, 1998 and $18,000,000 at December 31, 1997. These loans were originated in 1998 and 1996 with the proceeds used to fund the growth in residential real estate loans. The loans are for $8,000,000 originated in August, 1996, and due August, 2000, at a fixed rate of 5.89%, $5,000,000 originated in December, 1996 and due December, 2001, at a variable rate at LIBOR plus 3 basis points (5.36% at December 31, 1998), and $7,000,000 originated in October, 1998 and due October, 2008, at a fixed rate of 4.86% at a fixed rate of 4.86% until December, 2003, at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points. If the lender elects to convert the fixed rate loan to a variable rate, the Bank may prepay the loan in full at the time of conversion without a penalty. The Bank had an additional loan from the Federal Home Loan Bank at December 31, 1997 in the amount of $5,000,000 that was paid in full in November, 1998. This loan was originated in 1996 and had a fixed interest rate of 5.96% (see Note H of the "Notes to Consolidated Financial Statements").

     Cash flows for the year ended December 31, 1998 consisted of cash used by investing activities of $12,437,000 offset in part by cash provided by financing activities of $9,295,000 and cash provided by operating activities of $2,572,000 resulting in a net decrease in cash and cash equivalents of $570,000. The cash used in investing activities was primarily for the purchase of securities available-for-sale in the amount of $66,712,000, the purchase of securities held-to-maturity in the amount of $9,722,000 and a $2,906,000 increase in interest-bearing deposits with banks. These cash uses were partially offset by the proceeds from the maturities of securities available-for-sale of $29,744,000, the proceeds from the maturities of securities held-to-maturity of $9,403,000, the sales of securities available-for-sale of $11,094,000 and a net decrease in loans of $16,614,000. The cash provided by financing activities was comprised of a net increase in interest and non-interest bearing demand deposits of $10,669,000, a net increase in certificates of deposit of $1,625,000, and a net increase in long-term debt of $1,610,000. Partially offsetting these increases were cash dividends paid of $1,275,000 and a net decrease in repurchase agreements of $3,710,000. The cash provided by operating activities was comprised principally of proceeds from mortgage loan sales of $42,879,000, net income of $3,032,000, depreciation and amortization of $1,004,000 and the provision for possible loan losses of $450,000, reduced in part by mortgage loans originated for sale of $42,723,000, net investment securities gains of $722,000 and a net increase in other assets of $739,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at December 31, 1998 was $31,717,000 as compared to $30,357,000 at December 31, 1997, an increase of $1,360,000 or 4.5%. This increase was primarily attributable to retained earnings and the sale of common shares pursuant to the Dividend Reinvestment Plan. At December 31, 1998, unrealized gains on securities available-for-sale, which are included in shareholders' equity, amounted to $527,000 (net of tax effect of $272,000). Included in shareholders' equity at December 31, 1997 was $1,300,000 (net of tax effect of $670,000) of unrealized losses on securities available-for-sale (see discussion on "Securities Available-for-Sale").

     The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on June 25, 1998 to all shareholders of record at the close of business on June 5, 1998. On June 19, 1997, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on May 30, 1997. The Company also paid a 5% stock dividend on June 19, 1996 to shareholders of record on May 31, 1996. Fractional shares on the stock dividends were paid in cash. The number of average shares and per share information in this report has been restated to reflect these 5% stock dividends.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. In 1998, 10,390 common shares were purchased pursuant to this Plan at an average price of $31.47 for total proceeds of $327,000. The shares purchased in 1998 were comprised of 7,611 new common shares at an average price of $30.61 for proceeds of $233,000 and 2,779 common shares from Treasury shares at an average price of $33.82 for proceeds of $94,000. In 1997, 12,280 common shares were purchased pursuant to the Plan at an average price of $23.34 per share. The total proceeds were $287,000. New common shares purchased in 1997 totaled 10,806 at an average price of $23.55 for proceeds of $254,000. The remaining purchase of 1,474 shares were from Treasury shares at an average price of $21.77 for proceeds of $33,000.

     A Non-Employee Director Stock Option Plan was adopted by the Company in 1994. This plan provides for the awarding of stock options to the Company's non-employee directors. No options were issued under this Plan in 1998 and 1997. No options were exercised under this plan in 1998. During 1997, options for 911 shares of the Company's common stock were exercised by a non-employee director at a price of $13.99 per share.

     The Company also has a "Stock Option Plan" that was originally adopted in 1986 and the "1996 Stock Option Plan" that was adopted in 1996 which provide for the granting of options to acquire the Company's common stock to officers and key employees. In 1998, options to purchase 30,975 shares of the Company's common stock at a price of $35.24 per share were granted to certain officers. No options were exercised under this plan in 1998. In 1997, options to purchase 19,950 shares of the Company's common stock at a price of $22.38 per share were granted to certain officers. During 1997, options for 6,029 shares of the Company's common stock issued pursuant to the 1986 Plan were exercised at an average price of $15.68 per share.

     The Company Stock Option Plans are accounted for under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations. This accounting method is permitted under Financial Accounting Standards Board standard SFAS No. 123, "Accounting for Stock-Based Compensation", which allows an entity to use a fair-value based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the Standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees and Its Related Interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25. Additional information relating to the Company's Stock Option Plans can be found in Notes A.9 and N of the "Notes to Consolidated Financial Statements".

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

                                    Year 2000

     The Company has adopted a Year 2000 policy to address the "Year 2000" Issue concerning the inability of certain information systems and automated equipment to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems and equipment could produce inaccurate or unpredictable results commencing on January 1, 2000. The Company, similar to most financial services providers, is particularly vulnerable to the potential impact of the Year 2000 Issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces.

     In order to address the Year 2000 Issue, the Company has developed and implemented a five phase compliance plan divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. The Company has completed the first three phases of the plan for all of its mission-critical systems and is currently working on the final two phases.

     The Company has identified its mission-critical systems as those that affect the Company's ability to process banking transactions and its general accounting systems. Such systems include deposit, loan and trust accounting, check and deposit processing and branch teller equipment.

     The Company purchases most of its computer software from major outside providers of bank software. A significant component of the Year 2000 plan is to install the Year 2000 compliant software provided by these vendors and also to test these supplied systems. The Company's major software providers have informed the Company that, based on tests they have conducted and continue to conduct, they believe their respective systems to be Year 2000 compliant. In addition, the Company is conducting its own tests on these systems provided by vendors. The Company also has some internally generated programmed software. This software has been corrected for Year 2000 and is in final testing. The Company anticipates that all mission-critical systems will be tested by June 1999.

     The Company has reviewed the impact of Year 2000 on other equipment and systems such as heating, air conditioning, telecommunications, electric service, vaults, photocopiers, personal computers, printers and other equipment where necessary. Some of this equipment, such as personal computers, has been replaced. Other items such as vaults, heating, air conditioning, photocopiers and printers have been tested and found "not date sensitive". The Company's providers of telecommunications and electric service have been contacted. These providers have indicated they do not expect any interruption of service in the Year 2000.

     Other important segments of the Year 2000 plan are to identify those suppliers and customers whose possible lack of Year 2000 preparedness might expose the Company to financial loss. Included in this process was communications to all the Company's customers and identification of loan and deposit customers whose failure to address the Year 2000 Issue might impact their banking relationship. As a result of this communication, the Company has identified those customers who may be affected by the Year 2000. Risk factors have been assigned to these customers. The Company does not anticipate any significant loss as a result of these risks. The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

     The Company has developed contingency plans to address any or all systems that, despite all testing, still do not operate correctly in the Year 2000. The contingency plans provide for manual and personal computer based systems to process checks, deposits and loan transactions. The Company will increase its inventories of the various required supplies, such as new account and loan forms, deposit withdrawal forms and other pre-printed forms, available at the Company's Main Office and branch offices. Alternative communications systems have been established and alternative power sources are being investigated. These plans will be finalized and tested during the first half of 1999. At this time, the Company cannot estimate the cost, if any, that might be required to implement such contingency plans.

     During 1998, the Company spent $496,000 on Year 2000 compliance matters. As of December 31, 1998, $851,000 has been spent on this project. These expenses are comprised of the replacement of branch teller and new account systems for $645,000, replacement of personal computers for $177,000, replacement of mortgage lending software for $17,000 and enhancements to banking and trust systems of $12,000. Additional expenses expected in 1999 include $70,000 for an alternative electric power system, $40,000 for replacing an automated teller machine, $26,000 for replacing additional personal computers, $25,000 for branch new account systems, $23,000 for additional mortgage lending software, $15,000 for check processing software and $50,000 for other banking systems. The expenses related to Year 2000 are financed by the general revenues of the Company and are included in the Company's other operating expenses in the Company's financial statement.

     The Company anticipates that its total Year 2000 project cost will not exceed $1,100,000. This estimated project cost is based upon currently available information. The aforementioned Year 2000 project cost estimate also may change as the Company progresses in its Year 2000 program and obtains additional information and conducts further testing. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

     Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. The Federal banking agencies have highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century begins.

     The Federal banking agencies have been conducting Year 2000 compliance examinations. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The Company and the Bank are subject to regulation and supervision by the Federal Reserve Bank and the Comptroller of the Currency which regularly conducts reviews of the safety and soundness of the Company's operations, including the Company's progress in becoming Year 2000 compliant. The regulatory agencies have established examination procedures which contain three categories of ratings:
"Satisfactory", "Needs Improvement" and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, Federal banking agencies will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues. Failure by the Company to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations, including the imposition of restrictions upon its operations by the Comptroller of the Currency.

     Despite the Company's activities in regards to the Year 2000 Issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects. There is also no guarantee that the hardware, software and systems of third parties such as utility companies, other banks, computer services and supply companies, the Federal Reserve Bank, other Federal agencies and other vendors who provide services and supplies to the Company will be free of unfavorable Year 2000 issues. The failure of such third parties could have a material adverse impact upon the Company.

                            Earnings Per Common Share

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" in 1987. SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128 (see Note A.12. of the "Notes to Consolidated Financial Statements").

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

                    Accounting for Transfers and Servicing of
              Financial Assets and Extinguishments of Liabilities

     The Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adoption of this statement had no material impact on the Company's consolidated financial position or results of operations.

                         Reporting Comprehensive Income

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. The Company's financial statements have been reclassified to reflect the provision of SFAS No. 130 (see Note A.7 of the "Notes to Consolidated Financial Statements").

                  Disclosures About Segments of an Enterprise
                                  and Related Information

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the method that public business enterprises report selected information regarding operating segments in financial reports issued to shareholders. The disclosure information required consists of a measure of segment profit and loss, certain revenue and expense items and segment assets based upon specified quantitative thresholds, as it is reported internally to the chief operating decision maker on both an interim and annual basis. The statement is effective for fiscal years beginning after December 15, 1997. Management has determined that the Corporation consists of one segment: community banking.

                      Quarterly Financial Data (Unaudited)

     The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to reflect retroactively the 5% stock dividends of June, 1998, May, 1997 and May, 1996.

QUARTERLY FINANCIAL DATA (Unaudited)

Dollars in Thousands,
except per share data

                                             Three Months Ended
      1998                      Dec. 31     Sept. 30     June 30     March 31

Interest  income                $6,234       $6,393      $6,355       $6,385
Net interest income              3,504        3,643       3,650        3,699
Provision for possible
 loan losses                       112          113         113          112
Net gain (loss) on sale
of securities and mortgages        350          135         495          140
Income before income taxes         630        1,175       1,219        1,039
Net income                      $  498       $  871      $  895       $  768
                                ======       ======      ======       ======
Basic net income per share      $ 0.28       $ 0.51      $ 0.52       $ 0.45
                                ======       ======      ======       ======

Diluted net income per share    $ 0.28       $ 0.51      $ 0.51       $ 0.45
                                ======       ======      ======       ======

      1997                      Dec. 31     Sept. 30     June 30     March 31

Interest  income                $6,471       $6,631      $6,312       $6,030
Net interest income              3,673        3,833       3,634        3,473
Provision for possible
 loan losses                       162          143         187          113
Net gain (loss) on sale
of securities and mortgages        424           72         144          139
Income before income taxes       1,289        1,191       1,132          967
Net income                      $  912       $  855      $  812       $  704
                                ======       ======      ======       ======
Basic net income per share      $ 0.53       $ 0.49      $ 0.48       $ 0.42
                                ======       ======      ======       ======

Diluted net income per share    $ 0.53       $ 0.49      $ 0.48       $ 0.42
                                ======       ======      ======       ======

Item 7A. Quantitative and Qualitative Discussion About Market Risk

                                   Market Risk

     As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since most of the Company's interest-bearing assets and liabilities are located at the Bank, the majority of the Company's interest rate risk is at the Bank level. As a result, most interest rate risk management procedures are performed at the Bank level (see discussion on "Interest Rate Sensitivity").

     The Company and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh and Monroe, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of residential real estate loans (56.5% of total loans) and commercial loans supported by real estate (13.9% of total loans) in its loan portfolio (see Note Q of the "Notes to Consolidated Financial Statements"). These loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's Balance Sheet and are subject to interest rate risk (see discussion on "Mortgage Loans Held-for-Sale"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps (see discussions on "Investment Securities" and "Securities Available-for-Sale").

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

     Rate sensitivity arises from the difference between the volumes of assets which are rate-sensitive as compared to the volumes of liabilities which are rate-sensitive. A comparison of interest-rate-sensitive assets to interest-rate-sensitive liabilities is monitored by the Bank on a regular basis using several time periods. The mismatch of assets and liabilities in a specific time frame is referred to as interest sensitivity gap. Generally, in an environment of rising interest rates, a negative gap (interest sensitive liabilities being greater than interest sensitive assets in a given period of time) will decrease net interest income, and in an environment of falling interest rates, a negative gap will increase net interest income.

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At December 31, 1998, assets of $143,809,000 (40% of total assets) were subject to interest rate changes within one year. This compares to assets subject to interest rate changes within one year of $151,613,000 (44% of total assets) at the end of 1997 and $149,441,000 (46% of total assets) at the end of 1996. Liabilities subject to rate change within one year were $175,047,000, $166,220,000 and $167,266,000 in 1998, 1997 and 1996, respectively. A negative one-year gap position of $31,238,000 existed as of December 31, 1998. The gap positions at December 31, 1997 and 1996 were negative $14,607,000 and negative $17,825,000, respectively. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was .82 at the end of 1998, compared to .91 at the end of 1997 and .89 at the end of 1996. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at December 31, 1998 for five time-intervals. The Company's negative gap position for the one year time frame increased in 1998 as a result of an increase in interest-bearing demand deposits with a maturity of one year or less and an extension of loan maturities. The change in the deposit mix was due to consumer concerns over lower interest rates paid on deposits. The change in loan maturities was due in part to customers refinancing at lower interest rates and the sale of residential mortgage loans. Management intends to continue to purchase adjustable rate securities, make adjustable rate loans, market longer-term certificates of deposit and sell fixed-rate mortgage loans to maintain an acceptable gap position.

Interest Sensitivity Analysis

                     0-90   91-180   181-365       1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $ 3,301  $   ---  $    ---   $    ---   $    ---    $ 3,301
Federal Funds Sold    2,000      ---       ---        ---        ---      2,000
Inv Securities       21,980    9,627    18,944     44,252     21,309    116,112
Loans Held-for-Sale     603      ---       ---        ---        ---        603
Loans                35,007   15,334    24,754     72,841     61,810    209,746
Other Assets         12,259      ---       ---        ---     14,475     26,734
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $75,150  $24,961  $ 43,698   $117,093   $ 97,594   $358,496
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 38,885   $ 38,885
Int-Bearing
 Deposits            89,179   30,706    37,068     36,608     62,103    255,664
Securities Sold
 Under Agreements
 to Repurchase        5,094      ---       ---        ---        ---      5,094
Long-Term Debt          ---   13,000       ---      7,000        ---     20,000
Other                   ---      ---       ---        ---      7,136      7,136
Capital                 ---      ---       ---        ---     31,717     31,717
                    ------- --------  --------    -------   --------   --------
  TOTAL LIABILITIES
  AND CAPITAL      $ 94,273  $43,706 $ 37,068    $43,608    $139,841   $358,496
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $(19,123)$(18,745)$  6,630    $73,485   $ 42,247   $    ---

Cumulative Int
  Sensitivity Gap  $(19,123)$(37,868)$(31,238)   $42,247   $    ---   $    ---

Cumulative Gap
  RSA/RSL             79.7%    72.6%    82.5%     119.3%     100.0%

(1) Historically, non-interest-bearing deposits reflect insignificant change in deposit trends and, therefore, the Company classifies these deposits over five years.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest-rate changes that are characteristic of various interest-rate-sensitive assets and liabilities. Consequently, even though the Company currently has a negative gap position because of the unequal sensitivity of these assets and liabilities, management believes that this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of changes in the market value of portfolio value at December 31, 1998 are as follows:

-------------------------------------------------------------------------------
Dollars in Thousands at December 31, 1998
-------------------------------------------------------------------------------

                                    Market Value of               Percent of
     Changes in Rate               Portfolio Equity                 Change
---------------------------      ----------------------      ------------------

    + 400 basis points                  25,838                      (7.7)%
    + 300 basis points                  26,533                      (5.2)
    + 200 basis points                  27,298                      (2.5)
    + 100 basis points                  28,153                       0.6
        Flat Rate                       27,994                       ---
    - 100 basis points                  29,013                       3.6
    - 200 basis points                  32,667                      16.7
    - 300 basis points                  39,611                      41.5
    - 400 basis points                  47,275                      68.9

-------------------------------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data


FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
(Dollars in Thousands) At December 31,                  1998          1997
-------------------------------------------------------------------------------
ASSETS
  Cash and Due From Banks                           $  12,259    $  12,629
  Federal Funds Sold                                    2,000        2,200
                                                    ---------    ---------
    Total Cash and Cash Equivalents                    14,259       14,829

  Interest-Bearing Deposits With Banks                  3,301          395
  Investment Securities
    (Fair Value:  1998 - $17,920; 1997- $17,946)       17,723       17,756
  Securities Available-for-Sale at Fair Value          98,389       73,024
  Mortgage Loans Held-for-Sale                            603          759
  Total Loans, Net of Unearned Discount               212,437      229,587
  Less:  Allowance for Possible Loan Losses            (2,691)      (2,664)
                                                    ---------    ---------
  Net Loans                                           209,746      226,923
  Premises and Equipment, Net                           6,885        7,299
  Accrued Interest Income                               2,542        2,232
  Other Real Estate Owned                                 636          284
  Other Assets                                          4,412        3,237
                                                    ---------    ---------

    TOTAL  ASSETS                                   $ 358,496    $ 346,738
                                                    =========    =========

LIABILITIES
  Deposits
    Non-Interest-Bearing Deposits                   $  38,885    $  32,800
    Interest-Bearing Deposits
     (Includes Certificates of Deposit in Excess
      of $100:  1998 - $4,726; 1997 - $4,358)         255,664      249,455
                                                    ---------    ---------
  Total Deposits                                      294,549      282,255

  Securities Sold Under Agreements to Repurchase        5,094        8,804
  Long-Term Debt                                       20,000       18,390
  Accrued Interest Payable                              3,536        3,466
  Other Liabilities                                     3,600        3,466
                                                    ---------    ---------

    TOTAL LIABILITIES                                 326,779      316,381
                                                    ---------    ---------

SHAREHOLDERS' EQUITY
 Preferred Stock, Par Value $5.00 a share                  --           --
   Authorized: 500,000 shares, none issued

 Common Stock, Par Value $5.00 a share
   Authorized: 10,000,000 shares
   Issued:  1,745,725 shares in 1998 and
            1,655,413 shares in 1997                    8,729        8,277
 Additional Paid-in Capital                            13,873       11,014
 Retained Earnings                                      9,023       10,250
 Less: Treasury Stock at Cost:  None in 1998 and
       2,779 shares in 1997                              --            (94)
 Employee Stock Ownership Plan Debt                      (435)        (390)
 Accumulated Other Comprehensive Income                   527        1,300
                                                     ---------    ---------

    TOTAL SHAREHOLDERS' EQUITY                          31,717       30,357
                                                     ---------    ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 358,496    $ 346,738
                                                     =========    =========


-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


-------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)
For the Year Ended December 31,                 1998        1997       1996
-------------------------------------------------------------------------------

INTEREST INCOME
    Interest and Fees on Loans              $ 18,885    $ 19,943   $ 18,052
    Interest on Investment Securities
      Taxable                                  5,002       4,592      4,386
      Tax-Exempt                               1,269         837        617
    Interest on Deposits with Banks and
      Federal Funds Sold                         211          72         80
                                            --------    --------   --------
        Total Interest Income                 25,367      25,444     23,135
                                            --------    --------   --------

INTEREST EXPENSE
    Interest on Deposits                       9,466       9,312      8,622
    Interest on Short-Term Borrowings            265         372        347
    Interest on Long-Term Debt                 1,140       1,147        609
                                            --------    --------   --------
        Total Interest Expense                10,871      10,831      9,578
                                            --------    --------   --------

NET INTEREST INCOME                           14,496      14,613     13,557
    Provision for Possible Loan Losses           450         605        670
                                            --------    --------   --------

    Net Interest Income After Provision
        for Possible Loan Losses              14,046      14,008     12,887
                                            --------    --------   --------

OTHER INCOME
    Trust Revenue                              1,225       1,050        696
    Service Charges on Deposit Accounts        1,594       1,349      1,083
    Investment Securities Gains, Net             722         601        308
    Gain (Loss) on Sale of Mortgage Loans        398         178        (30)
    Other Operating Income                       641         645        585
                                            --------    --------   --------

        Total Other Income                     4,580       3,823      2,642
                                            --------    --------   --------

OTHER EXPENSES
    Salaries and Employee Benefits             6,385       6,033      5,615
    Net Occupancy and Equipment Expense        2,118       2,178      2,184
    Other Operating Expenses                   6,060       5,041      3,772
                                            --------    --------   --------

        Total Other Expenses                  14,563      13,252     11,571
                                            --------    --------   --------

Income Before Income Taxes                     4,063       4,579      3,958
Applicable Income Taxes                        1,031       1,296      1,136
                                            --------    --------   --------

NET INCOME                                  $  3,032    $  3,283   $  2,822
                                            ========    ========   ========

    Unrealized Gain (Loss) on Securities
        Net of Tax                          $ (1,108)   $    354   $   (282)
                                            --------    --------   --------
    Comprehensive Income                    $  1,924    $  3,637   $  2,540
                                            ========    ========   ========

PER SHARE DATA
    Basic Net Income                        $   1.76    $   1.92   $   1.68
    Diluted Net Income                      $   1.75    $   1.92   $   1.68
    Cash Dividends                          $   0.74    $   0.67   $   0.61

-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)
-------------------------------------------------------------------------------
                                                           Accumulated
                           Add.                              Other
                Common   Paid-In Retained Treas.  ESOP    Comprehensive
                 Stock   Capital Earnings Stock   Debt       Income     Total
-------------------------------------------------------------------------------

Balance at
 Jan 1, 1996     7,355     7,968    9,567   ---   (643)        520     24,767
   1996
Net Income                          2,822                               2,822
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (10,191
 shares)            51       133                                          184
Sale of
 Common Stock
 under Stock
 Option Plan
 (5,731 shs)        28        78                                          106
Purchase of
 Treasury Stock
 (4,431 shs)                                (102)                        (102)
Sale of
 Treasury Stock
 under Div
 Reinv Plan
 (3,570)                     (18)             82                           64
Cash Div Paid                      (1,011)                             (1,011)
Stock Div
 Paid of 5%
 (73,712 shs)      369     1,032   (1,401)                                ---
Cash in Lieu
 of Fractional
 Shares                                (2)                                 (2)
ESOP Loan
 Pymt                                              131                    131
Unall ESOP
 Shares
 Committed
 to
 Employees
 (5,636 shs)                   19                                           19
Unreal Net
 Loss on
 Sec Avail-
 for-Sale                                                     (173)      (173)
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1996    7,803     9,212   9,975    (20)  (512)        347     26,805
   1997
Net Income                         3,283                                3,283
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (10,036
 shares)            50       204                                          254
Sale of
 Common
 Stock
 under
 Stock
 Option
 Plan (6,610
 shares)            33        74                                          107
Purchase of
 Treasury
 Stock
(3,279)
 shares)                                   (107)                         (107)
Sale of
 Treas Stock
 under
 Dividend
 Reinv Plan
(1,361
 shares)                                     33                            33
Cash
 Dividends
 Paid                             (1,139)                              (1,139)
Stock
 Dividend
 of 5%
 (78,132
 shares)           391     1,474  (1,865)                                 ---
Cash in
 Lieu of
 Fractional
 Shares                               (4)                                  (4)
ESOP Loan
 Pymt                                              122                    122
Unall ESOP
 Shares
 Committed
 to
 Employees
 (4,415
 shares)                      50                                           50
Unreal Net
 Gain on
 Sec Avail-
 for-Sale                                                      953        953
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1997  $ 8,277   $11,014  $10,250 $ (94)$ (390)     $1,300    $30,357
   1998
Net Income                          3,032                               3,032
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (7,611
 shares)            38       195                                          233
Sale of
 Treasury
 Stock
 under
 Dividend
 Reinv
 Plan
 (2,779
 shares)                                     94                            94
Cash
 Dividends
 Paid                              (1,275)                             (1,275)
Stock
 Dividend
 of 5%
 (82,701
 shares)           414     2,564   (2,978)                               ---
Cash in
 Lieu of
 Fractional
 Shares                                (6)                                 (6)
ESOP Loan
 Payment                                           455                    455
Loan to ESOP                                      (500)                  (500)
Unallocated
 ESOP Shares
 Committed
 to Employees
 (5,353 shares)              100                                          100
Unrealized
 Net Loss
 on Securities
 Available-
 for-Sale                                                     (773)      (773)
                ------   -------   ------   ---  -----        ----    -------
Balance
 at Dec
  31, 1998      $8,729   $13,873   $9,023   ---  $(435)       $527    $31,717

------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------
(Dollars in Thousands)
For the Year Ended December 31,                    1998       1997       1996
------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net Income                                    $  3,032   $  3,283   $  2,822
 Adjustments to Reconcile Net Income to
 Net Cash Provided by (Used in)
 Operating Activities:
   Provision for Possible Loan Losses               450        605        670
   Depreciation and Amortization                  1,004        884        748
   Accretion of Security Discounts                  (78)       (70)      (130)
   Amortization of Security Premiums                242        124        179
   Deferred Taxes                                  (395)      (277)       (99)
   Amortization of Deferred Fees on Loans          (136)      (170)      (110)
   Investment Securities Gains, Net                (722)      (601)      (308)
   Loss (Gain) on Sale of Mortgage Loans           (397)      (178)        30
   Mortgage Loans Originated for Sale           (42,723)   (27,183)   (24,690)
   Mortgage Loan Sales                           42,879     27,145     19,509
   Changes in Assets and Liabilities:
    Increase in Accrued Interest Income            (310)      (212)      (142)
    Increase (Decrease) in Accrued Int Payable       70        261       (220)
    Decrease (Increase) in Other Assets            (740)      (545)         1
    Increase (Decrease) in Other Liabilities        396        625         (6)
                                               --------   --------   --------

 Net Cash Provided by (Used in)
 Operating Activities                             2,572      3,69      (1,746)
                                               --------   --------   --------

INVESTING ACTIVITIES
 Proceeds from Maturities of
  Securities Available-for-Sale                  29,744    13,986      15,401
 Proceeds from Maturities of
  Securities Held-to-Maturity                     9,403     8,047       5,671
 Proceeds from Sales of Securities
  Available-for-Sale                             11,094    13,279      19,842
 Proceeds from Sales of Securities
  Held-to-Maturity                                  248        --          --
 Purchase of Securities Available-for-Sale      (66,712)  (40,485)    (32,686)
 Purchase of Securities Held-to-Maturity         (9,722)   (5,838)     (6,905)
 Net (Increase) Decrease in Interest-Bearing
  Deposits With Banks                            (2,906)     (110)        550
 Net (Increase) Decrease in Loans                16,614   (10,130)    (22,614)
 Purchase of Premises and Equipment                (494)   (1,126)       (997)
 Proceeds from Sale of Other Real Estate Owned      294       846         361
                                               --------  --------    --------

Net Cash Used in Investing Activities           (12,437)  (21,531)    (21,377)
                                                 ------  --------    --------

FINANCING ACTIVITIES
 Net Increase in Interest
  and Non-Interest-Bearing
  Demand Deposits and Savings Accounts           10,669     3,804       3,143
 Net Increase in Certificates of Deposit          1,625    10,783      10,423
 Net Increase in Long-Term Debt                   1,610        --      18,000
 Net Increase in ESOP Debt                          (45)       --          --
 Net Increase (Decrease) in
  Repurchase Agreements                          (3,710)    5,009      (2,302)
 Net Decrease in Short-Term Borrowings               --        --      (7,000)
 Proceeds from Issuance of Common Stock             333       361         290
 Purchase of Treasury Stock                          --      (107)       (102)
 Proceeds from Sale of Treasury Stock                94        33          64
 Cash Dividends Paid                             (1,275)   (1,139)     (1,011)
 Cash in Lieu of Fractional Shares                   (6)       (4)         (2)
                                               --------  --------    --------

Net Cash Provided by Financing Activities         9,295    18,740      21,503
                                               --------  --------    --------
Increase (Decrease) in Cash and Cash Equivalents   (570)      900      (1,620)
Cash and Cash Equivalents, January 1,            14,829    13,929      15,549
                                               --------  --------    --------
Cash and Cash Equivalents, December 31,        $ 14,259  $ 14,829    $ 13,929
                                              =========  ========    ========

-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables are in thousands, except per share date.)
December 31, 1998, 1997 and 1996


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

     The Company and the Bank are subject to regulations of certain state and Federal agencies and, accordingly, they are periodically examined by those regulatory agencies. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and Federal legislation and regulation which may have the effect of increasing the cost of doing business.

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

  3.  Mortgage Loans Held-for-Sale

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

 7.  Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

The income tax effects allocated to comprehensive income is as follows:

--------------------------------------------------------------------------------
For the Year Ended December 31,            Before Tax      Tax     Net of Tax
                                             Amount      Expense     Amount
--------------------------------------------------------------------------------
1998
------------------------------------------

Unrealized Gains on Securities
    Unrealized Holding Gains (Losses)
      Arising During Period                $ (773)       $(263)     $ (510)
    Less:  Reclassification
      Adjustment for Gains (Losses)
      Realized in Net Income                 (906)        (308)       (598)
                                          -------        -----     -------

Other Comprehensive Income, Net           $(1,679)       $(571)    $(1,108)
                                          -------        -----     -------


1997
-----------------------------------------

Unrealized Gains on Securities
    Unrealized Holding Gains
      Arising During Period                 $ 953        $ 324       $ 629
    Less:  Reclassification
      Adjustment for Gains (Losses)
      Realized in Net Income                 (417)        (142)       (275)
                                          -------        -----     -------

Other Comprehensive Income, Net             $ 536        $ 182       $ 354
                                          -------        -----     -------


1996
-----------------------------------------

Unrealized Gains on Securities
    Unrealized Holding Gains (Losses)
      Arising During Period                $ (173)       $ (59)     $ (114)
    Less:  Reclassification
      Adjustment for Gains (Losses)
      Realized in Net Income                 (255)         (87)       (168)
                                          -------        -----     -------

Other Comprehensive Income, Net            $ (428)      $ (146)     $ (282)
                                          -------        -----     -------

--------------------------------------------------------------------------------

 8.  Income Taxes

     The Company, in accordance with SFAS No. 109, "Accounting for Income Taxes", computes the tax expense using the liability method whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, loan origination fees, provision for possible loan losses, unrealized gains and deferred expenses

 9.  Stock Option Plans

     Under Stock Option Plans, options to acquire shares of common stock are granted to certain officers and directors.

     The Company Stock Option Plans are accounted for under Accounting Principles Board (APB) Opinion 25 "Accounting for Stock Issued to Employees" and its related interpretations". This accounting method is permitted under SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows an entity to use a fair value-based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the Standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied (see Note N).

10.  Employee Benefit Plans

     The Company has established an Employee Stock Ownership Plan (ESOP) covering eligible employees with one year of service as defined by the ESOP. The Company accounts for its ESOP in accordance with Statement of Position (SOP) 93-6, "Employer's Accounting for Employee Stock Ownership Plans", issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (AICPA). SOP 93-6 is applied to shares acquired by the ESOP after December 31, 1992. For issuances of stock to the ESOP after December 15, 1989, but prior to December 31, 1992, the shares allocated method is used to recognize expense in the Company's financial statements. For issuances of stock prior to December 15, 1989, the Company will continue the cash contribution method of recognizing expense to the extent that it exceeds the cumulative expense that would be recognized under the shares allocated method (see Note K).

     Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. The Company contributes $.50 for each $1.00 up to the first 5% that each employee contributes. The Company also has an executive compensation plan which provides additional death, medical and retirement benefits to certain officers (see Note L).

     The Company has a deferred compensation plan involving the Directors of the Company. This plan provides defined annual payments for 15 years beginning at age 65 or death in exchange for the Directors deferring the payment of a portion of their fees (see Note L)

     The Company records the cost of post-retirement medical benefits on the accrual basis as employees render service to earn the benefits and records a liability for the unfunded accumulated post-retirement benefit obligation. The transition obligation, representing the unfunded and unrecognized accumulated past-service benefit obligation for all plan participants, will be amortized on a straight-line basis over a 20-year period (see Note M).

11. Trust Assets and Revenue

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

12.  Per Share Information

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in 1997. SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods earnings per share calculations have been restated to reflect the adoption of SFAS No. 128. Basic and diluted earnings per share are calculated as follows. There is no difference between basic and diluted earnings per share for the years ended December 31, 1997 and 1996.


For the Year Ended December 31,                                        Average
                                            Income         Shares     Per Share
                                          (numerator)  (denominator)   Amount
1998
------------------------------------------


Net Income                                 $3,032

Basic Earnings Per Share
  Income Available to Common Shareholders  $3,032       1,719,096      $1.76

Effect of Dilutive Securities
  Stock Options                                             7,473
                                           ------       ---------      -----

Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options         $3,032       1,726,569      $1.75
                                           ------       ---------      -----

1997
------------------------------------------
Net Income                                 $3,283

Basic Earnings Per Share
  Income Available to Common Shareholders  $3,283       1,701,658      $1.92

Effect of Dilutive Securities
  Stock Options                                             5,070
                                           ------       ---------      -----

Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options         $3,283       1,706,728      $1.92
                                           ------       ---------      -----

1996
------------------------------------------

Net Income                                 $2,822

Basic Earnings Per Share
  Income Available to Common Shareholders  $2,822       1,680,927      $1.68

Effect of Dilutive Securities
  Stock Options                                             2,842
                                           ------       ---------      -----

Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options         $2,822       1,683,769      $1.68
                                           ------       ---------      -----

Average common shares outstanding in 1998, 1997 and 1996 do not include 24,859, 27,949 and 32,964, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6 (see Note A.8). Share and per share information have been restated to reflect the 5% stock dividends of June, 1998, May, 1997 and May, 1996.

13.  Statement of Cash Flows

     The Company considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

     Cash paid for interest was $9,800,000,  $11,120,000 and $9,798,000, for the
years ended December 31, 1998, 1997 and 1996, respectively. Cash paid for taxes was $1,458,000 in 1998, $1,465,000 in 1997 and $1,353,000 in 1996.

14.  Advertising Costs

     The Company expenses advertising costs as incurred

15.  Transfer and Servicing of Assets and
     Extinguishments of Liabilities

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishments of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets, and extinguishments of liabilities occurring after December 31, 1996. Adoption of this new statement did not have a material impact on the Company's consolidated financial position or results of operations.

16. Disclosures About Segments of an Enterprise and Related Information

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the method that public business enterprises report selected information regarding operating segments in financial reports issued to shareholders. The disclosure information required consists of a measure of segment profit and loss, certain revenue and expense items and segment assets based upon specified quantitative thresholds, as it is reported internally to the chief operating decision maker on both an interim and annual basis. The statement is effective for fiscal years beginning after December 15, 1997. Management has determined that the Corporation consists of one segment: community banking.

17.  Stock Dividends

     The Company reduced retained earnings and increased additional paid-in-capital for the year ended December 31, 1994 to charge retained earnings for the stock dividends paid at the fair value of additional shares issued which were previously recorded at par value.

18.  Reclassifications

     Certain reclassifications of prior years amounts have been made to conform to the 1998 presentation.

NOTE B - INVESTMENT SECURITIES

     The Company classifies debt and marketable equity securities in three categories: trading, available-for-sale and held-to-maturity as required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 1998, 1997 and 1996. Available-for-sale securities are measured at fair value, with unrealized gains and losses reported, net of tax, as a component in equity. Held-to-maturity securities are carried at amortized cost.

     Available-for-sale securities had unrealized holding gains of $527,000 (net of the tax effect of $272,000) in 1998 and unrealized holding gains of $1,300,000 (net of the tax effect of $670,000) in 1997. At December 31, the equity securities in the available-for-sale category include Federal Reserve Bank stock in the amount of $256,000 in 1998 and $239,000 in 1997, and Federal Home Loan Bank stock in the amount of $1,835,000 in 1998 and $1,699,000 in 1997 which are carried at cost.

     The amortized cost, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity securities at December 31, 1998 and 1997 are summarized as follows.

                                                     1998
Available-for-Sale Securities                  Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                     $ 7,026   $    99       $    --     $ 7,125
U. S. Government Agency             24,482        94           135      24,441
State and Political Subdivisions    27,860       721           115      28,466
Mortgage-Backed Securities          33,322        85           266      33,141
Equity Securities                    4,900       519           203       5,216
                                   -------   -------       -------     -------
     Total                         $97,590   $ 1,518       $   719     $98,389


                                                     1997
Available-for-Sale Securities                  Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                     $ 9,008   $    58       $    --     $ 9,066
U. S. Government Agency             14,512        72            28      14,556
State and Political Subdivisions    16,865       465            --      17,330
Mortgage-Backed Securities          26,791       116            95      26,812
Equity Securities                    3,878     1,393            11       5,260
                                   -------   -------       -------     -------
     Total                         $71,054   $ 2,104       $   134     $73,024


                                                     1998
Held-to-Maturity Securities                    Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Government Agency            $ 4,992   $    35       $     1     $ 5,026
State and Political Subdivisions     6,770       179             6       6,943
Mortgage-Backed Securities           5,961        39            49       5,951
                                   -------   -------       -------     -------
     Total                         $17,723   $   253       $    56     $17,920


                                                     1997
Held-to-Maturity Securities                    Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Government Agency            $ 6,008   $    46       $     3     $ 6,051
State and Political Subdivisions     3,169        64            --       3,233
Mortgage-Backed Securities           8,579        99            16       8,662
                                   -------   -------       -------     -------
     Total                         $17,756   $   209       $    19     $17,946

     The following table lists the maturities of debt securities at December 31, 1998 and 1997, classified as available-for-sale and held-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
Maturities of Debt Securities

At December 31, 1998              Available-For-Sale        Held-To-Maturity
                                 Carrying       Fair       Carrying      Fair
                                   Value       Value         Value      Value
                                -----------  ---------     ---------  --------

Due in one year or less          $ 4,019     $ 4,043       $   250    $   251

Due after one year
   through five years              4,973       5,092           760        777

Due after five years
   through ten years              19,865      20,094         7,131      7,207

Due after ten years               30,511      30,803         3,621      3,734
                                 -------     -------       -------    -------
                                  59,368      60,032        11,762     11,969

Mortgage-Backed Securities        33,322      33,141         5,961      5,951

Equity Securities                  4,900       5,216           --         --
                                 -------     -------       -------    -------

Total Investments                $97,590     $98,389       $17,723    $17,920
                                 =======     =======       =======    ======


At December 31, 1997              Available-For-Sale        Held-To-Maturity
                                 Carrying       Fair       Carrying      Fair
                                   Value       Value         Value      Value
                                -----------  ---------     ---------  --------

Due in one year or less          $ 3,459     $ 3,474       $   387    $   389

Due after one year
   through five years              7,342       7,419         1,213      1,226

Due after five years
   through ten years              15,450      15,539         7,266      7,343

Due after ten years               14,134      14,520           311        326
                                 -------     -------       -------     -------
                                  40,385      40,952         9,177       9,284

Mortgage-Backed Securities        26,791      26,812         8,579       8,662

Equity Securities                  3,878       5,260           --          --
                                 -------     -------       -------     -------

Total Investments                $71,054     $73,024       $17,756    $17,946

-------------------------------------------------------------------------------

     Investment securities with a carrying amount of $12,262,000 and $14,001,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. There were no securities held other than U. S. Treasury or U.
S. Agencies from a single issuer which represented more than 10% of shareholders' equity. Proceeds from sales of investments in debt and equity securities during 1998, 1997 and 1996 were $11,342,000, $13,279,000 and
$19,842,000, respectively. Gross gains of $740,000 and gross losses of $18,000 were realized on those sales in 1998. Gross gains of $615,000 and gross losses of $14,000 were realized on the sales in 1997. In 1996, gross realized gains were $418,000 and gross realized losses were $110,000.

NOTE C - LOANS

     Major classifications of loans at December 31, 1998 and 1997 are as follows.

                                        1998         1997
                                   ---------    ---------

Real Estate/Residential            $ 119,914    $ 138,539
Real Estate/Construction              11,689       12,361
Real Estate/Commercial                29,587       34,579
Consumer/Installment                  40,184       35,914
Commercial (Non-Real Estate)
  and Agricultural                    10,900        9,086
State and Political Subdivisions       1,178          944
Other                                     10           20
                                   ---------    ---------
  Total Gross Loans                  213,462      231,443
      Less Unearned Discount          (1,025)      (1,856)
                                   ---------    ---------
  Total Loans                      $ 212,437    $ 229,587

     Included in total gross loans are unamortized loan fees totaling $293,000 at December 31, 1998 and $137,000 at December 31, 1997. There were loans totaling $1,245,000 on which the accrual of interest has been discontinued or reduced at December 31, 1998. During 1998, an average of $1,560,000 of loans was on non-accrual status. Non-accrual loans at December 31, 1997 amounted to $813,000 and averaged $821,000 during 1997. Loans 90 days and over past due and still accruing totaled $1,021,000 at December 31, 1998 and $802,000 at December 31, 1997.

NOTE D - ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Transactions in the allowance for possible loan losses were as follows.

Year Ended December 31,                1998       1997       1996
                                    -------    -------    -------

Beginning Balance                   $ 2,664    $ 2,532    $ 2,443

Additions
  Provisions for loan losses
    charged to operating expenses       450        605        670
  Recoveries of loans                   117         97         86
                                    -------    -------    -------
      Total Additions                   567        702        756
  Deductions
    Loans charged-off                  (540)      (570)      (667)
                                    -------    -------    -------

  Ending Balance                    $ 2,691    $ 2,664    $ 2,532


NOTE E  -  IMPAIRED LOANS

     The recorded investment in impaired loans and the valuation for credit losses related to loan impairment are as follows.

At December 31,                         1998       1997       1996
Principal amount of impaired loans   $   524    $   523    $ 1,149
Accrued Interest                        --         --         --
Deferred loan costs                     --            1          7
                                     -------    -------    -------
                                         524        524      1,156
Less valuation allowance                (303)      (138)      (128)
                                     -------    -------    -------
                                     $   221    $   386    $ 1,028


At December 31,                      1998     1997     1996
                                   ------   ------   ------

Cash collected on impaired loans
   credited to principal balance   $  483   $  657   $1,446
   Recognized as interest income       23      111       40
                                   ------   ------   ------
       Total                       $  506   $  768   $1,486


Interest that would have accrued
   on impaired loans               $  144   $   64   $  210


     The valuation allowance for impaired loans at December 31, 1998, 1997 and 1996 is included in the "Allowance for Possible Loan Losses" which amounts to $2,691,000, $2,664,000 and $2,532,000, respectively.

     The valuation for credit losses related to impaired loans is a part of the allowance for possible loan losses. The activity in this valuation allowance account is as follows.

Year ended December 31,                1998     1997     1996
                                      -----    -----    -----

Valuation allowance at January 1,     $ 138    $ 128    $ 238
Provision for loan impairment           294      158      206
Direct charge-offs                     (129)    (148)    (325)
Recoveries                             --       --          9
                                      -----    -----    -----

Valuation allowance at December 31,   $ 303    $ 138    $ 128

NOTE F - PREMISES AND EQUIPMEN

     Major classifications of these assets at December 31, 1998 and 1997 are summarized as follows.

                        Estimated Useful Lives        1998              1997


   Land                         ----                  $939              $939
   Premises                 10 - 20 years            6,963             6,948
   Equipment                 3 - 10 years            5,768             5,329
                                                   -------            ------
                                                    13,670            13,216
   Accumulated depreciation
     and amortization                               (6,785)           (5,917)
                                                  --------           -------
   Total Premises and Equipment                     $6,885            $7,299

Depreciation and amortization expense amounted to $908,000, $857,000 and $730,000 in 1998, 1997 and 1996, respectively.

NOTE G - SHORT-TERM BORROWINGS

Federal Reserve Discount Borrowings

Year Ended December 31,                        1998         1997         1996
                                               ----         ----         ----

Balance outstanding at December 31,         $    --       $   --      $    --
Maximum amount outstanding at
  any month-end during the year             $    --       $   --      $    --
Average amount outstanding
  during the year                           $    --       $   --      $    10
Average interest rate during
  the year                                      ---%         ---%        5.12%


FEDERAL HOME LOAN BANK BORROWINGS

Year Ended December 31,                  1998       1997       1996

Balance outstanding at December 31,   $  --      $  --      $  --
Maximum amount outstanding at any
   month-end during the year          $ 1,422    $ 6,890    $10,000
Average amount outstanding
  during the year                     $   974    $ 1,217    $ 3,400
Average interest rate during
  the year                               5.65%      5.85%      5.51%


        The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000, all of which was available at December 31, 1998.

        There were no short-term borrowings in the form of Federal Funds purchased at December 31, 1998, 1997 and 1996.


Securities Sold Under Agreements to Repurchase

Year Ended December 31,                    1998          1997          1996

Balance outstanding at December 31,     $ 5,094        $ 8,804       $ 3,795
Maximum amount outstanding at any
   month-end during the year            $ 8,166        $14,290       $ 7,087
Average amount outstanding
  during the year                       $ 5,821        $ 6,459       $ 4,740
Average interest rate during
  the year                                 3.61%          3.72%         3.14%

NOTE H - LONG-TERM DEBT

     The Company had long-term borrowings from the Federal Home Loan Bank of Pittsburgh totaling $20,000,000 at December 31, 1998 and $18,000,000 at December 31, 1997. These loans will mature in two to ten years. The weighted average interest rate on these loans was 5.41% and 5.94% at December 31, 1998 and 1997, respectively. The Company also has an obligation as a party to the Employee Stock Ownership Plan debt, which is discussed in Note K. The principal payments due on the Company's debt at December 31, 1998 are as follows.

                                    ESOP       FHLB       Total
                                    Debt       Debt       Debt
1999                             $   65   $    ---    $     65
2000                                 65      8,000       8,065
2001                                 65      5,000       5,065
2002                                 65        ---          65
2003                                 65        ---          65
2004 and beyond                     110      7,000       7,110
                                 ------    -------     -------

Total                            $  435   $ 20,000    $ 20,435

NOTE I - OTHER OPERATING EXPENSES

     The following items which are greater than 1% of the aggregate of "Total Interest Income" and "Total Other Income" are included in "Other Operating Expenses" for the respective years indicated.


                                               1998         1997        1996
-------------------------------------------------------------------------------

Advertising                                $    597      $   524     $   299
Consulting Fees                            $    416      $   430     $   269
Data Processing Services                   $    583      $   607     $   594
Litigation Costs and Legal Fees            $    418      $   237     $   147
Loan Collection                            $    346      $   240     $   223
Postage                                    $    256      $   247     $   247
Printing, Stationery and Supplies          $    328      $   363     $   343
Provisions for Trust Reserve               $  1,000      $   500     $   ---
-------------------------------------------------------------------------------

NOTE J - INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Applicable income tax expense (benefit) in the consolidated statements of income is as follows.

Year Ended December 31,        1998             1997             1996
-------------------------------------------------------------------------------

Federal
    Current                  $1,426           $1,573           $1,235
    Deferred (benefit)         (395)            (277)             (99)
                             ------           ------           ------

    Total                    $1,031           $1,296           $1,136
-------------------------------------------------------------------------------


     The income tax provision reconciled to the tax computed statutory Federal rate is as follows.

Year Ended December 31,              1998            1997             1996
-------------------------------------------------------------------------------

Federal tax expense
  at statutory rate                $1,385          $1,557           $1,346
Increase (decrease)
  in taxes resulting from:
    Tax-exempt investment
      securities income              (363)           (261)            (195)
    Tax-exempt interest
      on loans                        (23)            (16)             (18)
  Other, net                           32              16                3
                                   ------          -------           ------

  Applicable Income Taxes          $1,031          $1,296           $1,136
-------------------------------------------------------------------------------


     Deferred tax assets and liabilities consist of the following.

At December 31,                             1998           1997

Deferred Tax Assets:
   Loan Loss Reserve                     $   648         $  614
   Deferred Compensation                     432            428
   Post-Retirement Benefits                   64             59
   Deferred Loan Fees                         50             67
   Depreciation                               47             30
   Miscellaneous Reserves                    537            220
   Other                                      49             15
                                        ---------     ----------
      Total                                1,827          1,433
                                        ---------     ----------

Deferred Tax Liability:
   Unrealized Securities Gains               ---            670
   Other                                     ---            ---
                                        ---------     ----------
      Total                                  ---            670
                                        ---------     ----------
Net                                   $    1,827    $       763

     Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided.

NOTE K- EMPLOYEE STOCK OWNERSHIP PLAN

     The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees.

     In 1998, the ESOP borrowed $500,000 from the Company's subsidiary, First C. G., payable over six years. The interest rate on this loan is at the Bank's prime rate (an interest rate of 7.75% at December 31, 1998). The balance outstanding on this loan was $435,000 at December 31, 1998. The proceeds from this loan were used to purchase shares from retiring employees and to pay off the balance on the 1993 loan of $358,000.

     In 1993, the ESOP borrowed $650,000 from a bank payable over ten years. The interest rate on this loan was that bank's prime rate plus 1.25% (an interest rate of 9.75% at December 31, 1997). The balance outstanding on this loan was $390,000 at December 31, 1997. During 1997, the ESOP made the final principal payments on two additional loans. These obligations have been recorded as a liability on the books of the Company and are collateralized by stock of the Bank. Interest expense represents the actual interest paid by the ESOP. The interest incurred on ESOP debt was $40,000, $41,000 and $52,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Compensation expense related to the ESOP amounted to $310,000, $275,000 and $229,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As provided by SOP 93-6 (see Note A.8), the ESOP compensation expense includes $100,000 in 1998 and
$50,000 in 1997 and $18,000 in 1996, which is the fair market value of the shares related to the August 1993 loan that were allocated to the employees during these years. The number of shares released was 5,353 in 1998, 4,635 in 1997 and 5,918 in 1996. Dividends on unallocated shares used for debt service were $19,000, $23,000 and $38,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The total shares held by the ESOP were 224,890 and 225,819 at December 31, 1998 and 1997, respectively. ESOP shares have been restated to reflect the 5% stock dividends of June, 1998, May, 1997 and May, 1996.

NOTE L - OTHER BENEFIT PLANS

     Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. A participating employee may contribute a maximum of 8% of his or her compensation. The Company will contribute $.50 for each $1.00 up to the first 5% that each employee contributes. Company payments are charged to current operating expenses. These contributions were $75,000, $84,000 and $71,000 in 1998, 1997 and 1996, respectively.

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

     The following table sets forth the funded status of the Officers' Supplemental Retirement Plan and the Deferred Directors' Plan and the amounts recognized in the Company's balance sheets at December 31, 1998 and 1997.

Actuarial present value of benefit obligations is as follows.

                                              Officers'        Deferred
                                            Supplemental       Directors'
                                          Retirement Plan         Plan

At December 31,                            1998     1997     1998     1997
Accumulated benefit obligation, all of
 which is vested                          $ 146    $  55    $ 491    $ 477

Projected benefit obligation
  for service rendered to date            $(200)   $(366)   $(491)   $(477)
Plan assets at fair value                    --       --       --       --
                                          -----    -----    -----    -----
Projected benefit obligation
  in excess of plan assets                 (200)    (366)    (491)    (477)
Unrecognized net (gain) loss from past
  experience different from that
  assumed and effects of changes
  in assumptions                           (247)     (43)      38        5
Prior service cost not yet recognized
  in net periodic pension cost               --       --       --       --
Unrecognized net assets at December 31,
  being recognized over 15 years             (4)      (5)      --       --
Adjustment to recognize
  additional minimum liability               --       --      (38)      (5)
                                          -----    -----    -----    -----
Accrued Pension Cost                      $(451)   $(414)   $(491)   $(477)

     The weighted average assumed discount rate and weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.5% in 1998 and 7.0% in 1997 and1996 for the Officers' Supplemental Retirement Plan. The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for the Deferred Directors' Plan was 7.0% in 1998 and 7.5% in 1997 and 1996. The weighted average expected long-term rate of return on assets was 8.0% for 1998, 1997 and 1996 for the Officers' Supplemental Retirement Plan and 9.0% in each of those years for the Deferred Directors' Plan.

 Net pension cost included the following components.

                                              Officers'        Deferred
                                            Supplemental       Directors'
                                          Retirement Plan         Plan
At December 31,                    1998    1997    1996    1998   1997   1996
Service cost - benefits
  earned during the period        $  37   $  10    $ 15    $ --   $ --   $ --
Interest cost on projected
  benefit obligation                 15      11      15      34     36     36
Net amortization and deferral       (15)    (19)    (10)     --     --     --
                                   ----    ----    ----    ----   ----   ----
Net Periodic Pension Cost          $ 37    $  2    $ 20    $ 34   $ 36   $ 36


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

     The Company has determined the actuarially computed expense associated with this benefit for 1998, 1997 and 1996. The components of the net periodic post-retirement benefit cost for the years ended December 31 were as follows.


Year Ended December 31,                              1998      1997      1996
-------------------------------------------------------------------------------

Service cost - benefits earned during the period     $---     $ ---     $ ---
Interest cost on accumulated benefit obligation        11        14        15
Amortization of transition obligation                   6         8         8
                                                    -----     ------    -----
Net periodic post-retirement benefit cost            $ 17     $  22     $  23
-------------------------------------------------------------------------------


     The assumptions used to develop the net periodic post-retirement benefit cost and the accrued post-retirement benefit cost were as follows.

                                     1998             1997             1996
-------------------------------------------------------------------------------

Discount rate                       6.50%            7.00%            7.00%
Medical care cost trend rate        8.50%           10.00%           11.00%
-------------------------------------------------------------------------------


     The medical care cost trend rate used in the actuarial computation ultimately is reduced to 7.0% in the year 2000 and 6.0% in 2003 and subsequent years. This was accomplished using 1.0% decrements through the year 2000 and 0.5% decrements through the year 2003 and later.

     The table of actuarially computed plan assets and benefit obligations for the Company is presented below.

At December 31,                                              1998        1997
-------------------------------------------------------------------------------

Accumulated post-retirement benefit obligation:
     Retirees                                               $ 164       $ 203
     Active, eligible employees                               ---         ---
     Active, not-yet-eligible employees                       ---         ---
                                                            ------      -----
Accumulated post-retirement benefit obligation                164         203
Plan assets at fair value                                     ---         ---
                                                            -----        ----
Accumulated benefit obligation in excess of plan assets       164         203
Unrecognized transition obligation                           (216)       (232)
Unrecognized net gain                                         117          93
                                                            -----       -----
Accrued post-retirement benefit cost                        $  65       $  64
-------------------------------------------------------------------------------


     At December 31, 1998, $190,000 of the accrued post-retirement benefit cost is included in "Total Other Liabilities". The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would have been to increase the net periodic post-retirement benefit cost by $13,000 and the accrued post-retirement benefit cost by $1,000.

     Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $20,000, $22,000 and $22,000 in 1998, 1997 and 1996, respectively. The cost is accrued over the service periods of employees expected to receive benefits. Past-service costs are being amortized principally over 30 years.

     NOTE N - STOCK OPTIONS The Company adopted a Stock Option Plan in 1996 that was similar to the Stock Option Plan established in 1986. Under the Stock Option Plans, options to acquire shares of common stock may be granted to the officers and key employees. The Stock Option Plans provide for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plans may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from date of grant. In 1998, options to purchase 30,975 common shares of the Company's stock at a price of $35.24 per share were awarded under this plan. In 1997, options to purchase 19,950 shares of the Company's common stock at a price of $22.38 per share were awarded. The aggregate number of shares which may be issued under these plans are 302,091 shares of common stock.

     In 1994, a Non-Employee Directors Stock Option Plan was adopted. This Plan provides for the awarding of stock options to the Company's Directors. Pursuant to this Plan, on May 1, 1994, each non-employee director of the Company was automatically granted an option to purchase 1,214 shares of the Company's common stock at the fair market value of the Company's common stock of $13.99 per share. The Plan additionally provides that any non-employee director who is first elected by the shareholders as a director of the Company or any subsidiary after May 1, 1994, shall, as of that date of such election, automatically be granted an option to purchase 1,214 shares of the Company's common stock. In addition, on the fifth anniversary of the initial option grant, persons who continue to be non-officer directors shall each be granted additional options to purchase 1,214 shares of the Company's common stock. The aggregate number of shares which may be issued under the Non-Employee Director Stock Option Plan is 24,309 shares of common stock

     Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

Year Ended December 31,                              1998      1997      1996
-------------------------------------------------------------------------------


Net Income                         As reported      $3,032    $3,283    $2,822
                                   Pro forma        $3,015    $3,265    $2,814

Basic earnings per share           As reported       $1.76     $1.92     $1.68
                                   Pro forma         $1.75     $1.91     $1.68

Diluted earnings per share         As reported       $1.75     $1.92     $1.68
                                   Pro forma         $1.74     $1.91     $1.67
-------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 2.8%, 2.1% and 3.1%; expected volatility of 39.0%, 39.0% and 39.5%; risk-free interest rates of 5.7%, 6.7% and 7.0%; and expected lives of 10 years.

     A summary of the status of the Company's Employee Stock Option Plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below. The number of shares and price per share have been restated to reflect the 5% stock dividends of June, 1998, May, 1997 and May, 1996.

Year Ended December 31,                        1998
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         26,604    $  20.40
Granted                                  30,975       35.24
Exercised                                   ---         ---
Expired                                     525       35.24
                                         ------    --------
Outstanding at end of year               57,054    $  28.32

Options exercisable at year-end          11,641
Weighted average fair value of
   options granted during the year                 $  35.24

Year Ended December 31,                        1997
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         12,683    $  15.04
Granted                                  19,950       22.38
Exercised                                 6,029       15.68
Expired                                     ---         ---
                                         ------    --------
Outstanding at end of year               26,604    $  20.40

Options exercisable at year-end           4,990
Weighted average fair value of
   options granted during the year                 $  22.38

Year Ended December 31,                        1996
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         18,712    $  15.65
Granted                                     ---         ---
Exercised                                 6,029       16.90
Expired                                     ---         ---
                                         ------    --------
Outstanding at end of year               12,683    $  15.04

Options exercisable at year-end           9,358
Weighted average fair value of
   options granted during the year                     N/A


         The following information applies to options outstanding at December 31, 1998.


                          EMPLOYEE STOCK OPTION PLAN

Number outstanding                                     57,054
Range of exercise prices                           $14.47 to $35.24
Weighted-average exercise price                        $28.32
Weighted-average remaining contractual life          8.48 years

A summary of the status of the Company's Non-Employee Director Stock Option Plan as of December 31, 1998 and 1997, and changes during the years ending on those dates are presented below. The number of shares and price per share have been restated to reflect the 5% stock dividends of June, 1998, May, 1997 and May, 1996.


NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

Year Ended December 31,                       1998
                                                  Weighted
                                                   Average
                                                  Excercise
                                        Shares      Price
Outstanding at beginning of year         9,720    $  14.24
Granted                                    ---        ---
Exercised                                  ---        ---
Expired                                    ---        ---
                                         -----    --------
Outstanding at end of year               9,720    $  14.24

Options exercisable at year-end          8,504
Weighted average fair value of
   options granted during the year                    N/A


Year Ended December 31,                       1997
                                                  Weighted
                                                   Average
                                                  Excercise
                                        Shares      Price
Outstanding at beginning of year        10,934    $  14.21
Granted                                    ---        ---
Exercised                                  911       13.99
Expired                                    303       13.99
                                         -----    --------
Outstanding at end of year               9,720    $  14.24

Options exercisable at year-end          6,074
Weighted average fair value of
   options granted during the year                    N/A


Year Ended December 31,                       1996
                                                  Weighted
                                                   Average
                                                  Excercise
                                        Shares      Price
Outstanding at beginning of year        10,934    $  13.90
Granted                                  1,215       16.78
Exercised                                  303       13.99
Expired                                    912       13.99
                                         -----    --------
Outstanding at end of year              10,934    $  14.21

Options exercisable at year-end          4,050
Weighted average fair value of
   options granted during the year                $  16.78

The following information applies to options outstanding at December 31, 1998.

                   NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

Number outstanding                                       9,720
Range of exercise prices                            $13.99 to $16.78
Weighted-average exercise price                         $14.24
Weighted-average remaining contractual life           5.83 years

NOTE O - COMMITMENTS AND CONTINGENCIES

     The Company has non-cancellable operating lease agreements in excess of one year with respect to various buildings and equipment. The minimum annual rental commitments at December 31, 1998 are payable as follows.

             Operating Leases
-------------------------------------------

1999                            $      371
2000                                   386
2001                                   400
2002                                   383
2003                                   377
2004 and beyond                      1,527
                                  ---------

        Total                   $    3,444
-------------------------------------------

     The total rental expense was $378,000,  $421,000 and $530,000 in 1998, 1997 and 1996, respectively.

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments

     The contract or notional amounts as of December 31, 1998 are as follows.

Financial instruments whose
contract amounts represent credit risk:
---------------------------------------------------------------------------
       Commitments to extend credit                                $19,884
       Standby letters of credit                                    $2,618
---------------------------------------------------------------------------

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

     When deemed necessary, collateral held by the Bank for financial instruments varies, but may include personal or commercial real estate, accounts receivable, inventory, equipment, certificates of deposit or marketable securities. The extent of collateral held for any one financial instrument ranges up to 100%. The average collateral held on financial instruments was 83.23% as of December 31, 1998.

NOTE Q - CONCENTRATIONS OF CREDIT RISK

     The Bank grants commercial, real estate and installment loans to customers primarily in Northampton, Monroe and Lehigh Counties, Pennsylvania. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of Northampton, Monroe and Lehigh Counties.

     At December 31, 1998, the Bank had residential real estate loans outstanding totaling $119,914,000, which is 56.45% of total loans. The Bank also had real estate related commercial loans outstanding at December 31, 1998 totaling $29,587,000, which is 13.93% of total loans. Loans to various residential apartment building owners totaling $3,799,000 are included in the Bank's total real estate commercial loans. These loans represent 12.84% of the total real estate related commercial loans.

NOTE R - RELATED PARTY TRANSACTIONS

     The amount of loans by the Company to its directors and executive officers was approximately $1,298,000 and $1,311,000 at December 31, 1998 and 1997, respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

     An analysis of the 1998 activity of these loans follows.

      Balance, January 1, 1998              $1,311
      New loans                                601
      Repayments                               614
                                            ------
      Balance, December 31, 1998            $1,298

NOTE S - REGULATORY MATTERS

     The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1998, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $3,547,000

     The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the allowance for possible loan losses. Management believes that, as of December 31, 1998, the Company and the Bank met all capital adequacy requirements to which they were subject.

     The following table provides a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

CAPITAL RATIOS

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 1998        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,555   16.97%   $15,819   8.00%      ---    ---
  Bank                      $29,450   15.02%   $15,684   8.00%  $19,605  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $30,938   15.64%   $ 7,906   4.00       ---    ---
  Bank                      $26,596   13.57%   $ 7,842   4.00%  $11,763   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $30,938   8.60%    $14,114   4.00%      ---    ---
  Bank                      $26,596   7.47%    $13,951   4.00%  $17,439   5.00%

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

     Restrictions on cash and due from bank accounts are placed upon the banking subsidiary by the Federal Reserve Bank. Certain amounts of reserve balances are required to be on hand or on deposit at the Federal Reserve Bank based upon deposit levels and other factors. The average and year-end amount of the reserve balance for 1998 was approximately $5,152,000 and $5,675,000, respectively. For 1997, the average reserve balance was $4,305,000 and the year-end amount was $4,702,000.

     NOTE T - EQUITY TRANSACTIONS The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on June 25, 1998 to all shareholders of record at the close of business on June 5, 1998. On June 19, 1997, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on May 30, 1997. The Company also paid a 5% stock dividend on June 19, 1996 to shareholders of record on May 31, 1996. Fractional shares on these stock dividends were paid in cash. The number of shares and earnings per share as stated in the following discussion of the shares issued under the Dividend Reinvestment and Stock Purchase Plan have been restated to reflect these 5% stock dividends.

     A Dividend Reinvestment and Stock Purchase Plan was established in 1988. The Plan provides the holders of common stock with a method to invest their cash dividends and voluntary cash payments of not less than $100 or more than $1,000 per quarter in additional shares of the Company's common stock. Under this plan, shares are sold, in general, at a discounted price of 5% below the average of the high bid and asked price for the Company's common stock on the trading day immediately preceding the investment date. In 1998, 10,390 common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $31.47 per share for total proceeds of $327,000. The shares purchased in 1998 were comprised of 7,611 new common shares at an average price of $30.61 for proceeds of $233,000 and 2,779 shares from Treasury shares at an average price of $33.82 for proceeds of $94,000. In 1997, 12,280 common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $23.34 for proceeds of $287,000.

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

     Fair values have been estimated using data which management considered the best available, as generally provided in the Company's FRY-9C Regulatory Reports, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies and resulting fair values, and recorded carrying amounts at December 31, 1998 and 1997 were as follows.

     Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Fair value of financial instruments actively traded in a secondary market has been estimated using
quoted     market     prices.

                                         1998                     1997
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value   Amount
Cash and cash equivalents        $  14,259 $  14,259      $  14,829 $  14,829
Investment securities               17,920    17,723         17,946    17,756
Securities available-for-sale       98,389    98,389         73,024    73,024
Mortgage loans held-for-sale           603       603            759       759

     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.


                                         1998                     1997
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value   Amount
Assets:
 Interest-bearing deposits
  with banks                     $   3,301 $   3,301       $    395  $    395
Liabilities:
 Deposits with stated
  maturities                       136,024   128,711        127,673   127,350
 Securities sold under
  agreements to repurchase           5,094     5,094          8,804     8,804
 Long-term debt                     20,419    20,000         17,730    18,390

     Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand).

                                         1998                     1997
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value    Amount
Deposits with no
 stated maturities               $ 173,301 $ 165,838      $ 154,905   $154,905

     The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the approximate current market rates adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                         1998                     1997
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value    Amount
Total loans                      $238,031   $212,437      $228,278   $229,587

     There is no material difference between the carrying amount and the estimated fair value of off-balance-sheet items totaling $22,502,000 at December 31, 1998 and $23,684,000 at December 31, 1997 which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107.

NOTE V - FIRST COLONIAL GROUP, INC. (PARENT COMPANY ONLY)


Condensed Balance Sheets
-------------------------------------------------------------------------------
   December 31,                             1998      1997
-------------------------------------------------------------------------------

ASSETS
      Cash and Due from Banks            $    20   $     8
      Interest-Bearing Deposits
        with Banks                           130       904
      Loan to Banking Subsidiary           1,000     1,000
      Investment in Banking Subsidiary    27,158    24,760
      Investment in Other Subsidiary       3,909     4,113
      Other Assets                            13        12
                                         -------   -------

         Total Assets                    $32,230   $30,797

LIABILITIES
      Long-Term Debt                     $   435   $   390
      Other Liabilities                       78        50
                                         -------   -------

         Total Liabilities                   513       440

Shareholders' Equity                      31,717    30,357
                                         -------   -------

     Total Liabilities and
      Shareholders' Equity               $32,230   $30,797

-------------------------------------------------------------------------------


Condensed Statement of Income
-------------------------------------------------------------------------------
   For the Year Ended December 31,              1998       1997        1996
-------------------------------------------------------------------------------

INCOME
    Dividends from Subsidiaries              $   688    $ 1,139    $ 1,111
    Interest on Loan to Subsidiary                89         89        114
    Interest on Deposits with Banks                5         21         12
                                             -------    -------    -------

      Total Income                               782      1,249      1,237
                                             -------    -------    -------

EXPENSES
    Interest on Long-Term Debt                    39         41         52
    Other Expenses                                94         99        105
                                             -------    -------    -------

      Total Expenses                             133        140        157
                                             -------    -------    -------

    Income Before Taxes and
    Equity in Undistributed Net
        Earnings of Subsidiaries                 649      1,109      1,080
    Federal Income Tax (Credit)                  (12)       (10)       (11)
                                             -------    -------    -------
    Income Before Equity in Undistributed
        Net Earnings of Subsidiaries             661      1,119      1,091
    Equity in Undistributed Net Earnings
        of Subsidiaries                        2,371      2,164      1,731
                                             -------    -------    -------

      Net Income                             $ 3,032    $ 3,283    $ 2,822
-------------------------------------------------------------------------------


Condensed Statement of Cash Flows
-------------------------------------------------------------------------------
For The Year Ended December 31,                       1998       1997      1996
-------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net Income                                        $ 3,032    $ 3,283   $ 2,822
 Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Distribution in Excess of Undistributed
       Net Earnings of Subsidiaries                 (2,467)    (2,164)   (1,731)
    Changes in Assets and Liabilities:
        (Increase) Decrease in Interest-Bearing
          Deposits with Banks                          774       (248)     (366)
        (Increase) Decrease  in Other Assets            (1)      --         (10)
        Increase (Decrease) in Other Liabilities        28        (23)        7
                                                   -------    -------   -------

Net Cash Provided by Operating Activities            1,366        848       722
                                                   -------    -------   -------

INVESTING ACTIVITIES
 Repayment of Note from Bank Subsidiary               --         --       1,600
 Issuance of Note Receivable to Bank Subsidiary       --         --      (1,000)
 Capital Contribution to Bank Subsidiary              (500)      --        (600)
                                                   -------    -------   -------

Net Cash PROVIDED BY Investing Activities             (500)      --         --
                                                   -------    -------   -------

FINANCING ACTIVITIES
 Increase in Long-Term Debt                             45       --         --
 Increase in ESOP Debt                                 (45)      --         --
 Purchase of Treasury Stock                           --         (107)     (102)
 Proceeds from the Sale of Treasury Stock               94         33        64
 Proceeds from Issuance of Common Stock                333        361       290
 Cash Dividends Paid                                (1,275)    (1,139)   (1,011)
 Cash in Lieu of Fractional Shares                      (6)        (4)       (3)
                                                   -------    -------   -------

Net Cash Used in Financing Activities                 (854)      (856)     (762)
                                                   -------    -------    -------
Increase (Decrease) in Cash and Cash Equivalents        12         (8)      (40)
Cash and Cash Equivalents, January 1,                    8         16        56
                                                   -------    -------   -------
Cash and Cash Equivalents, December 31,            $    20    $     8   $    16
                                                   -------    -------   -------

-------------------------------------------------------------------------------

                              INVESTOR INFORMATION


First Colonial Group, Inc.
76 South Main Street
Nazareth, PA   18064

ANNUAL SHAREHOLDERS' MEETING

     The annual shareholders' meeting will be held on Thursday, May 13, 1999 at 9 a.m. at the Bethlehem Holiday Inn, Routes 22 and 512, Bethlehem, Pennsylvania 18017.

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

STOCK INFORMATION

     First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 1998, there were 738 shareholders of record.

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

     The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price in December, 1998 was $29.125 and in December, 1997 was $33.80. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of June, 1998 and May, 1997 (see
"Note T - Equity Transactions" in the "Notes to Consolidated Financial Statements").

1997
     First Quarter     $22.45          $20.18         $ 0.1633
     Second Quarter     23.33           21.31           0.1633
     Third Quarter      32.62           22.38           0.1714
     Fourth Quarter     33.81           33.04           0.1714
                                                      --------
     TOTAL                                            $ 0.6694

1998
     First Quarter     $35.24          $32.62         $ 0.1810
     Second Quarter     36.50           33.33           0.1810
     Third Quarter      36.00           26.75           0.1900
     Fourth Quarter     29.75           26.75           0.1900
                                                      --------
     TOTAL                                            $ 0.7419

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

INVESTMENT CONSIDERATIONS

     In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the information contained in this Annual Report and certain investment considerations and other information described in the Company's Form 10-K for the year ended December 31, 1998.

FORM 10-K

     Shareholders, analysts and others seeking a copy of Form 10-K without charge (except for exhibits) or additional financial information about First Colonial Group, Inc. should send a written request to:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the captions "Election Of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's 1999 Proxy Statement and "Executive Officers of the Registrant" in Appendix A to Part I of this Form 10-K is incorporated herein by reference therefrom.

Item 11. Executive Compensation

     The information contained under the caption "Executive Compensation" in the Company's 1999 Proxy Statement is incorporated herein by reference therefrom.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The  information   contained  under  the  caption  "Voting  Securities  and
Principal Holders Thereof" in the Company's 1999 Proxy Statement is incorporated herein by reference therefrom.

Item 13. Certain Relationships and Related Transactions

     The information contained under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference therefrom.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed as Part of this Report:

1. Financial Statements: The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants thereon, as listed below, have been filed under "Item 8, Financial Statements and Supplementary Data".

           Report of Independent Certified Public Accountants

           Consolidated Balance Sheets for the Years Ended
                  12/31/98 and 12/31/97

           Consolidated Statements of Income and Comprehensive Income for the Years Ended 12/31/98, 12/31/97 and 12/31/96

           Consolidated Statement of Changes in Shareholders' Equity for the Years Ended 12/31/98, 12/31/97 and 12/31/96

           Consolidated Statements of Cash Flows for the Years Ended
                  12/31/98, 12/31/97 and 12/31/96

           Notes to Consolidated Financial Statements

2.  Exhibits:

    Number    Title                                                 Page No.

    3.1 (7)   Restated Articles of Incorporation of the Company, as amended.

    3.2 (7)   Bylaws of the Company, as amended.

    4.1 (1)   Specimen Common Stock Certificate of the Company.

 * 10.1 (1)   Deferred Compensation Plan for Directors.

   10.2       Intentionally omitted.

 * 10.3 (1)   Form of Executive Benefit Program Agreement.

 * 10.4 (6)   Employee Stock Ownership Plan.

   10.5 (1) Loan Agreement (including Exhibits thereto), dated October 5, 1984, by and between the Company and Commonwealth Bank and Trust Company N.A.

* 10.6 (3)    First Colonial Group, Inc. Stock Option Plan.

  10.7 (2) Loan Agreement, dated July 17, 1987, by and between the Company and Commonwealth Bank and Trust Company, N.A.

* 10.8 (8)    Restated Optional Deferred Salary Plan (401(k)).

* 10.9 (10)   1994 Stock Option Plan for Non-Employee Directors, as amended

 *10.10 (9)   Severance Agreement dated July 19, 1994 by and between the Bank and S. Eric Beattie

 *10.10.1(12) Amendment No. 1 to Severance Agreement by and between the Board and S. Eric Beattie

 *10.11 (9)   Severance Agreement dated July 19, 1994 by and between the Bank and Reid L. Heeren

   Number     Title                                                   Page No.
 *10.11.1(12) Amendment No. 1 to Severance Agreement by and between the Board and Reid L. Heeren

 *10.12 (9)   Severance agreement dated July 19, 1994 by and between the Bank and Arthur Williams

 *10.12.1(12) Amendment No. 1 to Severance Agreement by and between the Board and Arthur Williams

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

 *10.14 (10)  Amendment No. 1 dated September 27, 1994 to the Bank's Employee
              Stock Ownership Plan

 *10.15 (10)  Amendment No. 1 dated September 22, 1994 to the Optional Deferred
              Salary Plan (401K)

 *10.16 (11)  Amendment Number 1 to the 1994 Stock Option Plan for Non-Employee
              Directors

 *10.17 (11)  1996 Employee Stock Option Plan

 *10.18 (13)  Severance Agreement dated September 22, 1997 by and between the
              Board and Tomas J. Bamberger

  10.19       Loan Agreement dated April 22, 1998 by and between
              First C. G. Company and the Employee Stock Ownership Plan

  21.1 (3)    Subsidiaries of the Company.

  23.1        Consent of Accountants.

  27.1        Financial Data Schedule

-----------------------

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

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1993.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB (File No. 0-11526) for the quarter ended June 30, 1994.

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1994.

(11) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1995.

(12) Incorporated by reference by the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1996.

(13) Incorporated by reference by the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1997.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST COLONIAL GROUP, INC.

Dated:  March 30, 1999                    By:  /s/  S. Eric Beattie
                                               S. ERIC BEATTIE, President
                                               and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Richard Stevens, III
        RICHARD STEVENS, III
        Chairman of the Board
        and Director
        March 30, 1999

By:     /s/  S. Eric Beattie
        S. ERIC BEATTIE
        President, Chief Executive Officer
        and Director (Principal Executive Officer)
        March 30, 1999

By:     /s/  Reid L. Heeren
        REID L. HEEREN
        Executive Vice President and Treasurer
        (Principal Financial Officer and
        Principal Accounting Officer)
        March 30, 1999

By:     /s/  Robert J. Bergren
        ROBERT J. BERGREN
        Director
        March 30, 1999

By:     /s/  Gordon Mowrer
        GORDON MOWRER
        Director
        March 30, 1999

By:     /s/ Daniel B. Mulholland
        DANIEL B. MULHOLLAND
        Director
        March 30, 1999

By:     /s/ Robert C. Nagel
        ROBERT C. NAGEL
        Director
        March 30, 1999

By:     /s/ Charles J. Peischl
        CHARLES J. PEISCHL, ESQUIRE
        Director
        March 30, 1999

By:     /s/ Maria Zumas Thulin
        MARIA ZUMAS THULIN
        Director
        March 30, 1999