Form 10-K/A
period 1998-12-31
FIRST COLONIAL GROUP INC
filed 1999-04-14
CIK 714719

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K/A


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

     The purpose of this amendment is to include the Report of Independent Certified Public Accountants which was inadvertently omitted from the issuer's report on Form 10-K for December 31, 1998.


Item 7.   Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Colonial Group, Inc.

     We have audited the accompanying consolidated balance sheets of First Colonial Group, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our auditors provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Colonial Group, Inc. as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/S/  GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 15, 1999

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment on Form 10-K /A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST COLONIAL GROUP, INC.

Dated:  April 14, 1999                    By:  /s/  S. Eric Beattie
                                               S. ERIC BEATTIE, President
                                               and Chief Executive Officer