Form 10-Q
period 1999-03-31
FIRST COLONIAL GROUP INC
filed 1999-05-14
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
         (Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             PENNSYLVANIA                                   23-2228154
----------------------------------------            -------------------------
(STATE OR OTHER JURISDICTION OF                          I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       (IDENTIFICATION NO.)

     76 S. MAIN ST., NAZARETH, PA                             18064
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE                      (ZIP CODE)

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

         YES     X            NO   _____
              -------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,745,725 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON MARCH 31, 1999.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES



                                      INDEX



PART I - FINANCIAL INFORMATION                                       PAGE NO.

     ITEM 1  -  Financial Statements

      Consolidated Balance Sheet                                         2
      Consolidated Statement of Income                                   3
      Consolidated Statement of Comprehensive Income                     4
      Consolidated Statement of Cash Flows                               5
      Notes to Consolidated Financial Statements                         6

     ITEM 2  -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           12

     ITEM 3  -  Quantitative and Qualitative Discussion About           27
                Market Risk

PART II  -  OTHER INFORMATION

     ITEM 5  -  Other Information                                       31
     ITEM 6  -  Exhibits and Reports on Form 8-K                        31

SIGNATURES                                                              32

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    March 31      Dec. 31
ASSETS                                                  1999         1998
                                                   ---------    ---------

  Cash and Due From Banks                          $  12,038    $  12,259
  Federal Funds Sold                                    --          2,000
                                                   ---------    ---------
    Total Cash and Cash Equivalents                   12,038       14,259
  Interest-Bearing Deposits With Banks                 6,753        3,301
  Investment Securities Held-to-Maturity              15,050       17,723
    (Fair Value:  Mar. 31, 1999 - $15,177;
      Dec. 31, 1998 - $17,920)
  Securities Available-for-Sale at Fair Value        117,925       98,389
  Mortgage Loans Held-for-Sale                         1,070          603
  Total Loans, Net of Unearned Discount              209,717      212,437
  LESS:  Allowance for Possible Loan Losses           (2,669)      (2,691)
                                                   ---------    ---------
  Net Loans                                          207,048      209,746
  Premises and Equipment, Net                          6,663        6,885
  Accrued Interest Income                              2,460        2,542
  Other Real Estate Owned                                601          636
  Other Assets                                         4,952        4,412
                                                   ---------    ---------
      TOTAL ASSETS                                 $ 374,560    $ 358,496
                                                   =========    =========
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                  $  40,941    $  38,885
    Interest-Bearing Deposits                        269,653      255,664
                                                   ---------    ---------
      Total Deposits                                 310,594      294,549
  Securities Sold Under Agreements to Repurchase       6,075        5,094
  Long-Term Debt                                      20,000       20,000
  Accrued Interest Payable                             3,563        3,536
  Other Liabilities                                    3,680        3,600
                                                   ---------    ---------
      TOTAL LIABILITIES                              343,912      326,779
                                                   ---------    ---------
SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued            --           --
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued   -    1,748,775 shares at Mar. 31, 1999
    and 1,745,725 shares at Dec. 31, 1998              8,744        8,729
  Additional Paid in Capital                          13,935       13,873
  Retained Earnings                                    9,487        9,023
  Employee Stock Ownership Plan Debt                  (1,435)        (435)
  Accumulated Other Comprehensive Income                 (83)         527
                                                   ---------    ---------

Total Shareholders' Equity                            30,648       31,717
                                                   ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 374,560    $ 358,496
                                                   =========    =========

See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                Three Months Ended
                                               Mar. 31,      Mar. 31,
                                                 1999          1998
INTEREST INCOME
    Interest and Fees on Loans                 $4,396        $4,913
    Interest on Investment Securities
      Taxable                                   1,341         1,170
      Tax-Exempt                                  388           259
    Interest on Deposits with Banks and
      Federal Funds Sold                           99            43
                                               ------        ------
        Total Interest Income                   6,224         6,385
                                               ------        ------
INTEREST EXPENSE
    Interest on Deposits                        2,342         2,327
    Interest on Short-Term Borrowings              46            72
    Interest on Long-Term Debt                    280           287
                                               ------        ------
        Total Interest Expense                  2,668         2,686
                                               ------        ------
NET INTEREST INCOME                             3,556         3,699
    Provision for Possible Loan Losses            125           112
                                               ------        ------
    Net Interest Income After Provision
        for Possible Loan Losses                3,431         3,587
                                               ------        ------
OTHER INCOME
    Trust Revenue                                 266           211
    Service Charges on Deposit Accounts           372           350
    Investment Securities Gains, Net              216           100
    Gain on Sale of Mortgage Loans                 78            40
    Other Operating Income                        182           159
                                               ------        ------

        Total Other Income                      1,114           860
                                               ------        ------
OTHER EXPENSES
    Salaries and Employee Benefits              1,640         1,614
    Net Occupancy and Equipment Expense           535           551
    Other Operating Expenses                    1,373         1,243
                                               ------        ------

        Total Other Expenses                    3,548         3,408
                                               ------        ------

Income Before Income Taxes                        997         1,039
Applicable Income Taxes                           212           271
                                               ------        ------

NET INCOME                                     $  785        $  768
                                               ======        ======
PER SHARE DATA
    Basic Net Income                           $ 0.46        $ 0.45
    Diluted Net Income                         $ 0.46        $ 0.45
    Cash Dividends                             $ 0.19        $ 0.18

See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                 ---------------------------
                                                      Three Months Ended
                                                 ---------------------------
                                                    Mar. 31,     Mar. 31,
                                                     1999          1998
                                                    ------        -----

Net Income                                          $ 785         $ 768

Other Comprehensive Income, Net of Tax
   Unrealized gains (losses) on securities
      Unrealized gains (losses) arising in period    (403)          (73)
      Reclassification adjustment; gain included
         in net income                                 (8)          (78)
                                                    -----         -----

Other Comprehensive Income                           (411)         (151)
                                                    -----         -----

Comprehensive Income                                $ 374         $ 617
                                                    =====         =====

Other comprehensive income is shown net of tax of $(187) and $5 for March 31, 1999 and March 31, 1998, respectively.










See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Three Months Ended
OPERATING ACTIVITIES                                        March 31,  March 31,
                                                               1999       1998
                                                           --------    --------

Net Income                                                     $785       $768
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Possible Loan Losses                          125        112
    Depreciation and Amortization                               255        243
    Amortization of Security Discounts                          (36)       (20)
    Amortization of Security Premiums                            59         28
    Amortization of Deferred Fees on Loans                        1       (167)
    Mortgage Loans Originated for Sale                      (10,266)   (19,929)
    Mortgage Loan Sales                                       9,799     19,281
    Gain on Sale of Mortgage Loans                              (78)       (40)
    Investment Securities Gains, Net                           (801)      (100)
  Changes in Assets and Liabilities:
    (Increase) Decrease in Accrued Interest Income               82       (289)
    Increase (Decrease) in Accrued Interest Payable              27       (105)
    Net Increase in Other Assets                               (617)      (846)
    Net Increase in Other Liabilities                           440        586
                                                            -------   --------
Net Cash Used In Operating Activities                          (225)      (478)
                                                            -------   --------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale     5,090      6,542
Proceeds from Maturities of Securities Held-to-Maturity       2,662      3,523
Proceeds from Sales of Securities Available-for-Sale          8,503      1,430
Proceeds from Sales of Securities Held-to-Maturity              ---        248
Proceeds from Sales of Securities Held-to-Maturity
Purchase of Securities Available-for-Sale                   (33,265)   (18,423)
Purchase of Securities Held-to-Maturity                         ---     (6,540)
Net Increase in Interest Bearing Deposits With Banks         (3,452)    (3,816)
Net Decrease in Loans                                         2,568     11,935
Purchase of Premises and Equipment, Net                          (1)       (63)
Proceeds from Sale of Other Real Estate Owned                   117         90
                                                            -------    -------
Net Cash Used In Investing Activities                       (17,778)    (5,074)
                                                            -------    -------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
     Bearing Demand Deposits and Savings Accounts             2,654      7,218
Net Increase in Certificates of Deposits                     13,391        902
Proceeds from Sale of Treasury Stock                            ---         84
Net Increase (Decrease) in Repurchase Agreements                981     (4,260)
Net Increase in ESOP Debt                                    (1,000)       ---
Proceeds from Issuance of Stock                                  77        ---
Cash Dividends Paid                                            (321)      (310)
                                                            -------     ------

Net Cash Provided by Financing Activities                    15,782      3,634
                                                            -------     ------

Decrease in Cash and Cash Equivalents                        (2,221)    (1,918)
Cash and Cash Equivalents, January 1                         14,259     14,829
                                                            -------     ------
Cash and Cash Equivalents, March 31,                        $12,038    $12,911
                                                            =======    =======

See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE A  -  GENERAL

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report for the year ended December 31, 1998.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three ended March 31, 1999 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

NOTE C  -  INVESTMENT CONSIDERATIONS

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

NOTE D  -  FORWARD LOOKING STATEMENTS

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3
- Quantitative and Qualitative Discussion About Market Risk", statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

NOTE E  -  CASH DIVIDENDS

On February 26, 1999 the Company paid its 1999 first quarter dividend on its common stock of $.19 per share to shareholders of record on February 11, 1999.


NOTE F  -  STOCK DIVIDEND

On June 25, 1998 the Company paid a 5% stock dividend to shareholders of record on June 5, 1998. Fractional shares were paid in cash based on the closing price of $36.00 per share on the record date. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE G -  EARNINGS PER SHARE

During  1997,  the Company  adopted the  provisions  of  Statement  of Financial
Accounting  Standards  No.  128,  "Earnings  Per  Share  (SFAS  128)".  SFAS 128
eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosures of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods earnings per share calculations have been restated to reflect the adoption of SFAS No. 128. Basic and diluted earnings per share are calculated as follows:

For the Three Months Ended March 31,

                                                        Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
1999

Net Income                                  $  785

Basic Earnings Per Share
  Income Available to Common Shareholders   $  785      1,705,578      $  0.46

Effect of Dilutive Securities
  Stock Options                                             5,418
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  785      1,710,996      $  0.46
                                            ------      ---------      -------
1998

Net Income                                  $  768

Basic Earnings Per Share
  Income Available to Common Shareholders   $  768      1,715,325      $  0.45

Effect of Dilutive Securities
  Stock Options                                             7,739
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  768      1,723,064      $  0.45
                                            ------      ---------      -------

Average common shares outstanding in the three month period ending March 31, 1999 and 1998 do not include 41,349 and 23,136, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 1998.

NOTE H  -  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows:

Three Month Period Ended March 31,                1999                1998
                                              ----------          ----------

Beginning Balance                             $2,691,000          $2,664,000

Additions
   Provision for loan losses charged to
     operating expenses                          125,000             112,000
   Recoveries of loans                            18,000              24,000
                                              ----------          ----------
      total Additions                            143,000             136,000

Deductions
   Loans charged off                             165,000             126,000
                                              ----------          ----------

Ending Balance                                $2,669,000          $2,674,000

NOTE I  -   IMPAIRED LOANS

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


At March 31,                                     1999                  1998
                                               --------            ----------

Principal amount of impaired loan              $501,000            $1,428,000
Deferred loan costs                                 ---                 1,000
                                               --------            ----------
                                                501,000             1,429,000
Less valuation allowance                        173,000               504,000
                                               --------            ----------
                                               $328,000              $926,000


On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the quarter ending March 31, 1999 is as follows:

                                                 1999                1998
                                              --------            --------

Valuation allowance at January 1,             $303,000            $138,000
Provision for loan impairment                      ---             112,000
Transfer from Unallocated Allowance           (112,000)            279,000
Direct charge-offs                              18,000              25,000
                                              --------            --------
Valuation allowance at March 31,              $173,000            $504,000

Total cash collected on impaired loans during the three month period ended March 31, 1999 was $45,000, of which $32,000 was credited to the principal balance outstanding on such loans and $13,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first three months of 1999 was $14,000. Interest income recognized in the first three months of 1999 was $6,224,000. The valuation allowance for impaired loans of $173,000 at March 31, 1999 is included in the "Allowance for Possible Loan Losses" which amounts to $2,669,000 at March 31, 1999. There was no provision for loan impairment for the period ended March 31, 1999.

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

NOTE M  -  COMMITMENTS AND CONTINGENCIES

The Company has reserve $1.5 million against possible claims which may be asserted against the Bank in connection with certain pre-need funeral trusts which were allegedly directed by funeral directors to be invested in a private placement annuity issued by EA International Trust. In April, 1999, two funeral directors whose funds were invested in this annuity commenced suit against the Bank; if all funeral directors whose funds were invested in this annuity were to pursue claims, the Bank's maximum exposure would be approximately $5.5 million plus interest and costs. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. The Bank has discontinued its involvement in this annuity and is pursuing indemnification for some or all of these possible losses from its insurance carriers and from EA International Trust.

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 1999.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3
- Quantitative and Qualitative Discussion About Market Risk", statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At March 31, 1999, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $18,791,000, and securities maturing within one year totaled

$5,361,000. At December 31, 1998, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $17,560,000, and securities maturing within one year were $4,493,000. Securities sold under an agreement to repurchase totaled $6,075,000 at March 31, 1999 and $5,094,000 at December 31, 1998. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $6,480,000 at March 31, 1999 and $3,193,000 at December 31, 1998. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal funds sold at March 31, 1999. The Company has $2,000,000 in Federal funds sold at December 31, 1998.

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at March 31, 1999, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at March 31, 1999 or at December 31, 1998. The Bank had additional borrowings from the Federal Home Loan Bank at March 31, 1999 totaling $20,000,000 of which $8,000,000 is due in August 2000, $5,000,000 is due in
December 2001 and $7,000,000 is due in October 2003.

     Cash flows for the three months ended March 31, 1999 consisted of cash used in investing activities of $17,778,000 and cash used by operating activities of $225,000 offset in part by cash provided by financing activities of $15,782,000 resulting in a decrease in cash and cash equivalents of $2,221,000.

     Cash used by operating activities was the result of mortgage loans originated for sale of $10,266,000 and an increase in other assets of $617,000, partially offset by mortgage loan sales of $9,799,000, net operating income of $785,000, an increase in other liabilities of $440,000, depreciation and amortization of $255,000 and a provision for possible loan losses of $125,000. Cash was used in investing activities for the purchase of securities available-for-sale of $33,265,000 and a net increase in interest-bearing deposits with banks of $3,452,000, partially offset by proceeds from sales of securities available-for-sale of $8,503,000, proceeds from maturities of securities available-for-sale and held-to-maturity of $5,090,000 and $2,662,000, respectively and a net decrease in loans of $2,568,000. Cash provided by financing activities consisted principally of an increase in certificates of deposit of $13,391,000, increases in interest and non-interest bearing demand deposits and savings accounts of $2,654,000 and an increase in repurchase agreements of $981,000, partially offset by an increase in ESOP debt of $1,000,000 and the payment of cash dividends of $321,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at March 31, 1999 was $30,648,000 as compared to $31,717,000 at December 31, 1998, for a decrease of $1,069,000, or

3.4%. This decrease was attributable to an increase of $1,000,000 in debt related to Employee Stock Ownership Plan, a decrease of $610,000 in the value of the securities available for sale (see discussion on "Investment Securities"), and the payment of cash dividends of $321,000, offset in part by net income for the first three months of 1999 of $785,000 and proceeds from the sale of common stock pursuant to the Dividend Reinvestment Plan of $77,000.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first three months of 1999, 3,050 shares of common stock were purchased from authorized and unissued shares at an average price of $25.29 per share for proceeds of approximately $77,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 3%to 5% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of March 31, 1999, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital Ratios

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At March 31, 1999           Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,025   16.55%   $15,964   8.00%      ---    ---
  Bank                      $29,845   15.03%   $15,886   8.00%  $19,857  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $30,475   15.27%   $ 7,983   4.00%      ---    ---
  Bank                      $29,961   13.58%   $ 7,930   4.00%  $11,912   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $30,475   8.37%    $14,564   4.00%      ---    ---
  Bank                      $26,961   7.47%    $14,437   4.00%  $18,046   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1998        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,555  16.97%    $15,819   8.00%      ---    ---
  Bank                      $29,450  15.02%    $15,684   8.00%  $19,605  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $30,938  15.64%    $ 7,906   4.00%      ---    ---
  Bank                      $26,596  13.57%    $ 7,842   4.00%  $11,763   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $30,938   8.60%    $14,114   4.00%      ---    ---
    Bank                    $26,596   7.47%    $13,951   4.00%  $17,439   5.00%

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

Assets and Liabilities

     Total assets at March 31, 1999 were $374,560,000, representing an increase of 4.5% over total assets of $358,496,000 at December 31, 1998. Deposits increased by $16,045,000 or 5.4% from $294,549,000 on December 31, 1998 to
$310,594,000 on March 31, 1999. Contributing to this increase were increases in certificates of deposit of $13,391,000, non-interest bearing checking deposits of $2,056,000 and savings and money market deposits of $865,000, partially offset by a decline in interest bearing checking deposits of $267,000. Loans outstanding at March 31, 1999 were $209,717,000 as compared to $212,437,000 at December 31, 1998. This is a decrease of $2,720,000 or 1.3%. The decline in loans was primarily the result of a decrease of $3,954,000 or 4.9% in residential real estate loans. During the first three months of 1999, $9,800,000 of residential real estate loans were sold. Most of the loans sold were fixed rate with 30 or 15 year maturities. These loans were sold to reduce the
Company's interest-rate risk and to provide liquidity for future lending opportunities. Most of the loans sold were originated in the first quarter of 1999. The Bank continues to service all of these loans. There were $1,070,000 and $603,000 of residential real estate loans identified as held-for-sale at March 31, 1999 and December 31, 1998, respectively. Additionally, the net decrease in loans during the first three months of 1999 included a $854,000 or 1.4% decrease in commercial loans partially offset by a $2,088,000 or 2.9% increase in consumer loans. The loan to deposit ratio was 67.5% at March 31, 1999 and 72.1% at December 31, 1998.

     Premises and equipment decreased by $222,000 to $6,663,000 at March 31, 1999 from $6,885,000 at December 31, 1998.

     The Company had long-term debt totaling $20,000,000 at March 31, 1999 and December 31, 1998 from the Federal Home Loan Bank of Pittsburgh. Of this amount $8,000,000 matures in August 2000, $5,000,000 matures in December 2001 and the remaining $7,000,000 matures on 2008. The interest rates associated with these loans are 5.89% fixed, 5.08% variable (at LIBOR plus 3 basis points) and 4.86% fixed to December 2003 at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans.

     During the first quarter of 1999, the Company's Employee Stock Ownership Plan (ESOP) borrowed $1,000,000 from the Company's subsidiary, First C. G. Company, payable over twenty years with interest due quarterly and principal annually in October. The interest rate on this loan is at the Bank's prime rate (7.75% at March 31, 1999). The proceeds from this loan were used to purchase 35,500 shares of the Company's common stock. In the second quarter of 1998, the ESOP borrowed $500,000 from First C. G. Company. This loan is due in 2005 with interest due quarterly and principal annually in October. The interest rate on this loan is at the Bank's prime rate (7.75% at March 31, 1999 and December 31, 1998). The balance outstanding on these ESOP loans was $1,435,000 at March 31, 1999 and $435,000 at December 31, 1998.

     At March 31, 1999 and December 31, 1998 the Bank had no short-term borrowings from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000.

Results of Operations

     The net income for the three months ended March 31, 1999 was $785,000, a 17,000 or 2.2% increase compared to net income of $768,000 for the same period in 1998. The earnings improvement is attributable to an increase in total other income of $100,000 or 13.9%, exclusive of investment security gains of $216,000 and gains on the sale of mortgages of $78,000 and a decrease in Federal income taxes of $59,000 or 21.8% partially offset by a decrease in net interest income of $143,000 or 3.9%, an increase in other expenses of $140,000 or 4.1% and a $13,000 or 11.6% increase in the provision for possible loan losses.

     Basic earnings per share for the three months ended March 31, 1999 were $0.46 as compared to $0.45 for the corresponding period in 1998. Average shares outstanding during this three month period were 1,710,996 in 1999 and 1,723,064 in 1998. Diluted earnings per share for the three month period ended March 31, 199 were $0.46 compared to $0.45 for the same period in 1998. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 25, 1998. (see Note F)

Net Interest Income

     The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

     Net interest income amounted to $3,556,000 for the three months ended March 31, 1999 as compared to $3,699,000 for the three months ended March 31, 1998, a decrease of $143,000 or 4.0%. This decrease is the result of lower loan volumes combined with a smaller decline in interest expense.

     Total taxable-equivalent interest income declined $93,000 primarily the result of the lower volumes in the loan category. Taxable equivalent income from loans for the first quarter declined $517,000 or 10.5% over the same period in 1998. This was comprised of a $1,352,000 decrease due to volume partially offset by an $835,000 increase as a result of an increase in rate/volume. Average year-to-date earning assets increased to $337,108,000 at March 31, 1999 from $322,528,000 at March 31, 1998, a 4.5% increase.

     Total interest expense declined $18,000 during the first three months of 1999, compared to the same period in 1998. This decline was principally the result of lower interest rates on deposit accounts and borrowed money. Interest expense attributed to time deposits increased $23,000 during the first three months of 1999, compared to the first three months of 1998. The increase in time deposit interest expense was due to a higher level of interest-bearing deposits. Partially offsetting this growth in interest expense were lower interest rates paid on all deposit accounts and borrowings as a result of repricing due to market conditions (see Item 3. - Quantitative and Qualitative Discussion About Market Risk).

     The following table sets forth a "Rate/Volume Analysis" which segregates in detail the major factors that contributed to the changes in net interest income for the three months ended March 31, 1999 compared to the same period in 1998. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                              RATE/VOLUME ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Three Months Ended
                                                       March 31, 1999
                                                       Over / (Under)
                                                       March 31, 1998
                                                       CHANGE DUE TO:

                                                TOTAL      RATE      VOLUME

(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks         $    57    $  (172)   $   229
Federal Funds Sold                                (1)       (12)        11
Investment Securities                            368     (1,194)     1,562
Loans Held for Sale                               17        (25)        42
Loans                                           (534)       860     (1,394)
                                             -------    -------    -------
Total Interest Income                            (93)      (543)       450
                                             -------    -------    -------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs                  (8)       (52)        44
Time Deposits                                     23       (374)       397
Federal Funds Purchased and Securities           (24)        29        (53)
   Sold Under Agreements to Repurchase
Short-Term Borrowings                             (2)        (2)       --
Long-Term Borrowings                              (7)      (108)       101
                                             -------    -------    -------
Total Interest Expense                           (18)      (507)       489
                                             -------    -------    -------

Net Increase (Decrease) in Interest Income   $   (75)   $   (36)   $   (39)

Other Income and Other Expenses

     Other income for the three months ended March 31, 1999 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $898,000 as compared to $760,000 for the same period in 1998. This was an increase of $138,000 or 18.2%. The revenues from the Trust Department operations were $211,000 for the three months ended March 31, 1998 compared to $266,000 for the three months ended March 31, 1999, an increase of $55,000 or 26.1%. There were $78,000 in gains on the sale of mortgage loans for the three month period ended March 31, 1999 as compared to $40,000 for the same period in 1998, an increase of $38,000 or 95.0%.

     Total other expenses for the three month period ended March 31, 1999 increased by $140,000 or 4.1% to $3,548,000 over total other expenses for the same period in 1998 of $3,408,000. Included in this increase is a $26,000 or 1.6% increase in salary and benefit expenses which were $1,640,000 as compared to $1,614,000 in 1998. These increases are primarily due to general salary increases of approximately 4% and additional staff necessitated by current and planned future growth. Occupancy and equipment expenses were $535,000 for the three months ended March 31, 1999 and $551,000 for the three months ended March 31, 1998, a decrease of $16,000 or 2.9%. Other operating expenses for the three month period ended March 31, 1999 were $1,373,000, an increase of $130,000 or 10.5% over the $1,243,000 in other expenses for the same period in 1998.

Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at March 31, 1999 and December 31, 1998.

     Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $117,925,000 in available-for-sale securities at March 31, 1999 with a net unrealized loss of $83,000. At December 31, 1998 available-for-sale securities amounted to $98,389,000 with a net unrealized gain of $527,000.

     Held-to-maturity securities totaling $15,050,000 at March 31, 1999 are carried at cost. At December 31, 1998, the held-to-maturity securities totaled $17,723,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at March 31, 1999, did not hold any securities identified as derivatives.

Allowance and Provision for Possible Loan Losses

     The provision is based on management's analysis of the adequacy of the allowance for loan losses. In its evaluation, management considers past loan experience, overall characteristics of the loan portfolio, current economic conditions and other relevant factors. Management currently believes that the allowance is adequate to absorb known and inherent losses in the loan portfolio. Ultimately, however, the adequacy of the allowance is largely dependent upon economic conditions which are beyond the scope of management's control.

     For the first three months of 1999, the provision for loan losses was $125,000 compared to $112,000 for the same period in 1998. Net charge offs were $147,000 for the three months ended March 31, 1999 compared with $102,000 for the three months ended March 31, 1998. The ratio of the allowance for loan losses to total loans at March 31, 1999 was 1.27% compared to 1.27% at December 31, 1998. This was primarily the result of a decline in total loans to $209,717,000 at March 31, 1999 from $212,437,000 at December 31, 1998. This decline was the result of the sale of $9,800,000 of mortgage loans during the first three months of 1999. The allowance for possible loan losses at March 31, 1999 totaled $2,669,000, a decrease of $22,000 or 0.8% over the December 31, 1998 amount of $2,691,000.

     As provided by SFAS No. 114, as amended by SFAS No. 118, $173,000 of the Allowance for Possible Loan Losses is allocated to impaired loans at March 31, 1999 (See Note I "Impaired Loans").

     Transactions in the allowance for loan losses are as follows:

     ALLOWANCE FOR LOAN LOSSES

                                                 1999                1998
                                             ----------           ----------

Balance, January 1,                          $2,691,000           $2,664,000
Provision charged to Operating Expenses         125,000              112,000
Loans Charged Off                              (165,000)            (126,000)
Recoveries                                       18,000               24,000
                                             ----------           ----------

Balance March 31,                            $2,669,000           $2,674,000

         The following table sets forth an allocation of the allowance for loan losses by loan category:

At March 31, 1999
-----------------
Commercial                                   $903,000
Residential Real Estate                       140,000
Consumer                                      749,000
Unallocated                                   877,000
                                           ----------

Total                                      $2,669,000

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

     Non performing assets (non accruing loans and loans past due over 90 days) were 1.08% of total loans at March 31, 1999 compared to 1.13% at March 31, 1998. The decrease in this ratio is the result of a $203,000 or 8.3% increase in non performing loans to $2,254,000 over the one year period ending March 31, 1999. The ratio of the allowance for loan losses to non performing assets was 118.4% at March 31, 1999 compared to 108.8% at March 31, 1998.

     Non accruing loans at March 31, 1999 of $1,096,000 decreased from March 31, 1998 level of $1,926,000. This $830,000 decrease was primarily the result of a commercial loan payoff of $225,000 and a commercial real estate foreclosure in the amount of $579,000. These loans are secured by commercial real estate. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the bank.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 1999, loans past due 90 days or more and still accruing interest were $1,158,000 compared to $531,000 at March 31, 1998. The $627,000 increase in loans past due 90 days from March 31, 1998 to March 31, 1999 was the result of increases in mortgage and consumer loans past due 90 days or more of $492,000 and $191,000, respectively. This was offset in part by a decrease in commercial loans of $56,000.


NON-PERFORMING LOANS
                                            March 31,  December 31,   March 31,
                                              1999        1998          1998

Non-accrual loans on a cash basis         $1,096,000   $1,245,000     $1,926,000
Non-accrual loans as a percentage
  of total loans                               0.52%        0.59%          0.88%
Accruing loans past due 90 days
  or more                                 $1,158,000   $1,021,000    $  531,000
Accruing loans past due 90 days
  or more as a percentage of total
  loans                                        0.55%        0.48%         0.24%
Other Real Estate Owned from
  Foreclosed Property                     $  601,000   $ 636,000     $  194,000
Allowance for loan losses to
  nonperforming loans                        118.40%     118.80%        108.83%
Nonperforming assets to total loans            1.07%       1.07%          1.13%
Allowance for loan losses to total loans       1.27%       1.27%          1.23%



     There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at March 31, 1999.

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

     During the first quarter of 1999, the Company spent $30,000 on Year 2000 compliance matters. As of March 31, 1999, $881,000 has been spent on this project. These expenses are comprised of the replacement of branch teller and new account systems for $645,000, replacement of personal computers for $205,000, replacement of mortgage lending software for $19,000 and enhancements to banking and trust systems of $12,000. Additional expenses expected in 1999 include $80,000 for an alternative electric power system, $40,000 for replacing an automated teller machine, $25,000 for branch new account systems, $15,000 for check processing software and $50,000 for other banking systems. The expenses related to Year 2000 are financed by the general revenues of the Company and are included in the Company's other operating expenses in the Company's financial statement.

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

     The Company and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh and Monroe, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of residential real estate loans (36.3% of total loans) and commercial loans supported by real estate (24.3% of total loans) in its loan portfolio. These loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's Balance Sheet and are subject to interest rate risk (see discussion on "Assets and Liabilities"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps.

Interest Rate Sensitivity

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

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

Three Months Ended, March 31,                1999                   1998
                                             Int    Avg             Int   Avg
                                     Avg     Inc/  Yield/     Avg   Inc/ Yield/
                                     Bal     Exp    Rate      Bal   Exp   Rate

ASSETS:
INTEREST-EARNING ASSETS
Int-Bearing Deposits with Banks  $  7,278  $   85   4.68% $ 2,393  $  28  4.68%
Federal Funds Sold                  1,267      14   4.40    1,067     15  5.64
Investment Securities
      Taxable                      87,181   1,341   6.16   74,798  1,169  6.24
      Non-Taxable (1)              32,134     588   7.32   20,615    392  7.60
Net Loans Held for Sale             2,963      26   3.52    1,360      9  2.64
Loans (1) (2)                     209,018   4,377   8.36  225,002  4,911  8.72
Reserve for Loan Losses            (2,733)     --     --   (2,707)    --    --
                                ---------   -----        --------  -----
Net Loans                         206,285   4,377   8.48  222,295  4,911  8.84
                                ---------   -----        --------  -----
  Total Interest-Earning Assets   337,108   6,431   7.64  322,528  6,524  8.08
Non-Interest Earning Assets        27,124      --     --   24,162     --    --
                                ---------   -----        --------  -----
  TOTAL ASSETS, INT INCOME      $ 364,232   6,431   7.08 $346,690  6,524  7.52
                                ---------   -----        --------  -----

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits               $  49,448     132   1.08 $ 47,463    136  1.16
  Money Market Deposits            13,620      92   2.72   14,423    101  2.80
  Savings & Club Deposits          61,998     336   2.16   60,801    331  2.16
  CD's over $100,000                4,295      41   3.80    4,780     46  3.84
  All Other Time Deposits         131,073   1,741   5.32  123,367  1,713  5.56
                                ---------   -----        --------  -----
   Total Int-Bearing Deposits     260,434   2,342   3.60  250,834  2,327  3.72
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase           5,695      42   2.96    7,141     66  3.68
Short-Term Borrowings                 321       4   5.00      321      6  7.48
Long-Term Borrowings               20,000     280   5.60   18,374    287  6.24
                                ---------   -----        --------  -----
  Total Int-Bearing Liabilities   286,450   2,668   3.72  276,670  2,686  3.88

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits      38,990      --     --   32,315     --    --
Other Liabilities                   7,660      --     --    7,365     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES              333,100   2,668   3.20  316,350  2,686  3.40
   SHAREHOLDERS' EQUITY            31,132      --     --   30,340     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES AND EQUITY $ 364,232   2,668   2.92 $346,690  2,686  3.80

NET INTEREST INCOME                       $ 3,763                $ 3,838
                                            -----                  -----

    Net Interest Spread                             3.92                  4.20
    Effect of Interest-Free Sources
      Used to Fund Earnings Assets                  0.56                  0.56
    Net Interest Margin                             4.48%                 4.76%
                                                    ----                  ----

     The net interest margin of 4.48% for the three month period ended March 31, 1999, decreased from the 4.76% net interest margin for the first three months of 1998. The yield on interest earning assets was 7.64% during the first three months of 1998 as compared to 8.08% in 1998. The average interest rate paid on interest bearing deposits and other borrowings was 3.72% for the first three months of 1999 as compared to 3.88% in 1998.

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

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At March 31, 1999, assets of $151,163,000 (40.4% of total assets) were subject to interest rate changes within one year. Liabilities subject to rate change within one year were $178,089,000. A negative one-year gap position of $26,926,000 existed as of March 31, 1999. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was 84.9%. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at March 31, 1999.

-------------------------------------------------------------------------------
INTEREST SENSITIVITY ANALYSIS
(Dollars in Thousands) as of March 31, 1999
-------------------------------------------------------------------------------

                      0-90   91-180   181-365       1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $ 6,753  $   ---  $    ---   $    ---   $    ---    $ 6,753
Inv Securities       29,247   11,154    20,680     52,141     19,753    132,975
Loans Held-for-Sale   1,070      ---       ---        ---        ---      1,070
Loans                31,760   13,833    24,628     74,103     62,724    207,048
Other Assets         12,038      ---       ---        ---     14,676     26,714
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $80,868  $24,987  $ 45,308   $126,244   $ 97,153   $374,560
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 40,941   $ 40,941
Int-Bearing
 Deposits            96,143   21,468    49,403     40,089     62,550    269,653
Securities Sold
 Under Agreements
 to Repurchase        6,075      ---       ---        ---        ---      6,075
Long-Term Debt        5,000      ---       ---     15,000        ---     20,000
Other                   ---      ---       ---        ---      7,243      7,243
Capital                 ---      ---       ---        ---     30,648     30,648
                    ------- --------  --------    -------   --------   --------
TOTAL LIABILITIES
  AND CAPITAL      $107,218  $21,468  $ 49,403    $55,089   $141,382   $374,560
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $(26,350) $ 3,519 $  (4,095)   $71,155   $(44,229)  $    ---

Cumulative Int
  Sensitivity Gap  $(26,350)$(22,831)$ (26,926)   $44,229   $    ---   $    ---

Cumulative Gap
  RSA/RSL             75.42%   82.26%    84.88%    118.97%    100.0%

-------------------------------------------------------------------------------

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


                           FIRST COLONIAL GROUP, INC.


DATE:    May 15, 1999                       BY: /S/  S. ERIC BEATTIE
       --------------------                     ----------------------
                                                 S. ERIC BEATTIE
                                                 PRESIDENT
                                                (PRINCIPAL EXECUTIVE OFFICER)


DATE:     May 15, 1999                      BY: /S/  REID L. HEEREN
       --------------------                     -------------------
                                                 REID L. HEEREN
                                                 VICE PRESIDENT
                                                (PRINCIPAL FINANCIAL OFFICER)