Form 10-Q
period 1999-06-30
FIRST COLONIAL GROUP INC
filed 1999-08-13
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
         (Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                              or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           PENNSYLVANIA                                  23-2228154
-----------------------------------                  ------------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

76 S. MAIN ST., NAZARETH, PA                               18064
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES X NO _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,840,274 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON JUNE 30, 1999.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES


                                      INDEX

PART 1  -  FINANCIAL INFORMATION                                 PAGE NO.

ITEM 1 - Financial Statements

         Consolidated Balance Sheet                                  2
         Consoliated Statement of Income                             3
         Consolidated Statement of Comprehensive Income              4
         Consolidated Statement of Cash Flows                        5
         Notes to Consolidated Financial Statements                  6

ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations              13


ITEM 3 - Quantitative and Qualitative Discussion About
         Market Risk                                                30


PART 11 - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders        34

ITEM 5 - Other Information                                          34

ITEM 6 - Exhibits and Reports on Form 8-K                           34


SIGNATURES                                                          35


             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands)
                             (Unaudited)

                                                     June 30,     Dec. 31
                                                       1999        1998

ASSETS
  Cash and Due From Banks                          $  13,412    $  12,259
  Federal Funds Sold                                   2,000        2,000
                                                   ---------    ---------
    Total Cash and Cash Equivalents                   15,412       14,259
  Interest-Bearing Deposits With Banks                 5,054        3,301
  Investment Securities Held-to-Maturity              17,118       17,723
    (Fair Value: June 30, 1999 $16,794
     Dec. 31, 1998 - $17,920)
  Securities Available-for-Sale at Fair Value        114,939       98,389
  Mortgage Loans Held-for-Sale                         1,480          603
  Total Loans, Net of Unearned Discount              217,989      212,437
  LESS:  Allowance for Possible Loan Losses           (2,658)      (2,691)
                                                   ---------    ---------
  Net Loans                                          215,331      209,746
  Premises and Equipment, Net                          6,649        6,885
  Accrued Interest Income                              2,859        2,542
  Other Real Estate Owned                                593          636
  Other Assets                                         4,957        4,412
                                                   ---------    ---------
    TOTAL ASSETS                                   $ 384,392    $ 358,496
                                                   ---------    ----------

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                  $  41,889    $  38,885
    Interest-Bearing Deposits                        279,583      255,664
                                                   ---------    ---------
      Total Deposits                                 321,472      294,549
  Securities Sold Under Agreements to Repurchase       9,151        5,094
  Long-Term Debt                                      20,000       20,000
  Accrued Interest Payable                             3,237        3,536
  Other Liabilities                                    1,543        3,600
                                                   ---------    ---------
    TOTAL LIABILITIES                                355,403      326,779

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued - 1,840,274 shares at June 30, 1999
    and 1,745,725 shares at Dec. 31, 1998              9,201        8,729
  Additional Paid in Capital                          15,573       13,873
  Retained Earnings                                    8,075        9,023
  Employee Stock Ownership Plan Debt                  (1,435)        (435)
  Accumulated Other Comprehensive Income (Loss)       (2,425)         527
                                                   ---------    ---------

Total Shareholders' Equity                            28,989       31,717
                                                   ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 384,392    $ 358,496
                                                   ---------    ---------


See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                          June 30,  June 30,  June 30, June 30,
                                            1999      1998      1999     1998
                                       ----------  --------  --------  --------

INTEREST INCOME:
 Interest and Fees on Loans              $ 4,432   $ 4,747    $ 8,828   $ 9,660
 Investment Securities Income
  Taxable                                  1,647     1,269      2,988     2,439
  Tax-Exempt                                 392       301        780       560
 Interest on Deposits with Banks and
  Federal Funds Sold                          19        38        118        81
                                         -------   -------    -------   -------
   Total Interest Income                   6,490     6,355     12,714    12,740
                                         -------   -------    -------   -------
INTEREST EXPENSE:
 Interest on Deposits                      2,450     2,352      4,792     4,679
 Interest on Short-Term Borrowing             76        73        122       145
 Interest on Long-Term Debt                  279       280        559       567
                                         -------   -------    -------   -------
   Total Interest Expense                  2,805     2,705      5,473     5,391
                                         -------   -------    -------   -------
NET INTEREST INCOME:                       3,685     3,650      7,241     7,349
 Provision for Possible Loan Losses          125       113        250       225
                                         -------   -------    -------   -------
  Net Interest Income After Provision
   For Possible Loan Losses                3,560     3,537      6,991     7,124
                                         -------   -------    -------   -------
OTHER INCOME:
 Trust Revenue                               337       264        603       475
 Service Charges on Deposit Accounts         425       411        797       761
 Investment Securities Gains, Net            345       363        561       463
 Gains on the Sale of Mortgage Loans          13       132         91       172
 Other Operating Income                      155       156        337       315
                                         -------   -------    -------   -------
   Total Other Income                      1,275     1,326      2,389     2,186
                                         -------   -------    -------   -------
OTHER EXPENSES:
 Salaries and Employee Benefits            1,653     1,618      3,293     3,232
 Net Occupancy and Equipment Expense         515       530      1,050     1,081
 Other Operating Expenses                  1,459     1,496      2,832     2,739
                                         -------    -------   -------   -------
   Total Other Expenses                    3,627     3,644      7,175     7,052
                                         -------   -------    -------   -------

Income Before Income Taxes                 1,208     1,219      2,205     2,258
Provision for Income Taxes                   283       324        495       595
                                         -------   -------    -------   -------

NET INCOME                               $   925   $   895    $ 1,710   $ 1,663
                                         =======   =======    =======   =======
 Per Share Data
   Basic Net Income                      $  0.52   $  0.50    $  0.96   $  0.93
                                         =======   =======    =======   =======
  Diluted Net Income                     $  0.51   $  0.49    $  0.95   $  0.92
                                         =======   =======    =======   =======
  Cash Dividends                         $  0.18   $  0.17    $  0.36   $  0.34
                                         =======   =======    =======   =======

 See accompanying notes to interim financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                     Three Months Ended      Six Months Ended
                                    June 30,   June 30,    June 30,    June 30,
                                      1999       1998        1999        1998
                                    ------     ------       ------      ------

Net Income                         $   925     $  895      $ 1,710      $1,663

Other Comprehensive Income (Loss),
  Net of Tax
 Unrealized gains (losses)
  on securities
   Unrealized gains (losses)
    arising in period               (2,570)      (129)      (3,322)       (202)
   Reclassification adjustment;
    gain included in net income        228       (358)         370        (439)
                                    ------     ------       ------      ------
Other Comprehensive Income (Loss)   (2,342)      (487)      (2,952)       (641)
                                    ------     ------       ------      ------
Comprehensive Income (Loss)        $(1,417)    $  408      $(1,242)     $1,022
                                    ======     ======       ======      ======

Other comprehensive income is shown net of tax (benefit) for the six months ended June 30, 1999 and June 30, 1998 of $(1,521,000) and $330,000, respectively and the three months ended June 30, 1999 and June 30, 1998 of $(1,206,000) and $251,000, respectively.


See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                               June 30, 1999    June 30, 1998
OPERATING ACTIVITIES                                    (Unaudited)
Net Income                                        $1,710            $1,663
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                 250               225
  Depreciation and Amortization                      510               491
  Amortization of Security Discounts                 (96)              (39)
  Amortization of Security Premiums                  131                98
  Amortization of Deferred Fees on Loans              65              (190)
  Mortgage Loans Originated for Sale             (14,412)          (28,418)
  Mortgage Loan Sales                             13,534            27,707
  (Gain) on Sale of Mortgage Loans                   (91)             (172)
  Investment Securities Gains, Net                  (561)             (463)
 Changes in Assets and Liabilities:
  Increase in Accrued Interest Income               (319)             (290)
  Decrease in Accrued Interest Payable              (299)             (289)
  Net Increase in Other Assets                      (354)           (1,033)
  Net Decrease in Other Liabilities                 (788)             (184)
                                                 -------           -------
Net Cash Used In Operating Activities               (720)             (894)
                                                 -------           -------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                               8,572            12,139
Proceeds from Maturities of Securities
  Held-to-Maturity                                 3,460             5,474
Proceeds from Sales of Securities
  Available-for-Sale                              13,858             4,571
Proceeds from Sales of Securities
  Held-to-Maturity                                   ---               248
Purchase of Securities Available-for-Sale        (43,367)          (28,963)
Purchase of Securities Held-to-Maturity           (2,415)           (7,284)
Net Increase in Interest Bearing
  Deposits With Banks                             (1,753)           (4,910)
Net Increase (Decrease) in Loans                  (5,940)           12,711
Purchase of Premises and Equipment, Net             (211)             (208)
Proceeds from Sale of Other Real Estate Owned        176               118
                                                 -------           -------
Net Cash Used In Investing Activities            (27,620)           (9,104)
                                                 -------           -------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
 Bearing Demand Deposits and Savings Accounts      7,119             6,376
Net Increase in Certificates of Deposits          19,804             2,918
Net Decrease in Long-Term Debt                       ---              (390)
Proceeds from Sale of Treasury Stock                 ---                94
Net Increase in ESOP Debt                         (1,000)             (110)
Net (Decrease) Increase in Repurchase Agreements   4,057             (1,648)
Proceeds from Issuance of Stock                      160                72
Cash Dividends Paid                                 (643)             (621)
Cash in Lieu of Fractional Shares                     (4)               (6)
                                                 -------           -------
Net Cash Provided by Financing Activities         29,493             6,685
                                                 -------           -------
Increase (Decrease) in Cash and Cash Equivalents   1,153            (3,313)
Cash and Cash Equivalents, January 1              14,259            14,829
                                                 -------           -------
Cash and Cash Equivalents, June 30,              $15,412           $11,516
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

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  SUBSIDIARIES

First Colonial Group, Inc. (the "Company") is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

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

NOTE E  -  CASH DIVIDENDS

On May 21, 1999 the Company paid its 1999 second quarter dividend on its common stock of $.19 per share to shareholders of record on May 7, 1999.


NOTE F  -  STOCK DIVIDEND

On June 24, 1999 the Company paid a 5% stock dividend to shareholders of record on June 4, 1999. Fractional shares were paid in cash based on the closing price of $23.312 per share on the record date. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE G -  EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". SFAS 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosures of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Basic and diluted earnings per share were calculated as follows.

For the Three Months Ended June 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
         1999

Net Income                                  $  925

Basic Earnings Per Share
  Income Available to Common Shareholders   $  925      1,779,710      $  0.52

Effect of Dilutive Securities
  Stock Options                                             6,747
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  925      1,786,457      $  0.51
                                            ------      ---------      -------
         1998

Net Income                                  $  895

Basic Earnings Per Share
  Income Available to Common Shareholders   $  895      1,801,551      $  0.50

Effect of Dilutive Securities
  Stock Options                                             8,920
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  895      1,810,417      $  0.49
                                            ------      ---------      -------


Average common shares outstanding in the three month period ended June 30, 1999 and 1998 did not include 55,844 and 24,250, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 1999.

For the Six Months Ended June 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
         1999

Net Income                                  $1,710

Basic Earnings Per Share
  Income Available to Common Shareholders   $1,710      1,785,287      $  0.96

Effect of Dilutive Securities
  Stock Options                                             6,876
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $1,710      1,792,163      $  0.95
                                            ------      ---------      -------
         1998

Net Income                                  $1,663

Basic Earnings Per Share
  Income Available to Common Shareholders   $1,663      1,801,323      $  0.93

Effect of Dilutive Securities
  Stock Options                                             8,600
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $1,663      1,809,923      $  0.92
                                            ------      ---------      -------


Average common shares outstanding in the six month period ended June 30, 1999 and 1998 did not include 48,562 and 23,183, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 1999.

NOTE H  -  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows:

     Six Month Period Ended June 30,               1999               1998

     Beginning Balance                          $2,691,000         $2,664,000

     Additions
       Provision for loan losses charged to
        operating expenses                         250,000            225,000
       Recoveries of loans                          39,000             46,000
                                                ----------         ----------
        Total Additions                            289,000            271,000

     Deductions
       Loans charged off                           322,000            255,000
                                                ----------         ----------

     Ending Balance                             $2,658,000         $2,680,000


NOTE I  -   IMPAIRED LOANS

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


           At June 30,                                 1999            1998

           Principal amount of impaired loans      $  419,000        $1,203,000
           Deferred loan costs                            ---             2,000
                                                     --------          --------
                                                      419,000         1,205,000
           Less valuation allowance                   151,000           446,000
                                                     --------          --------
                                                   $  268,000        $  759,000

On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the six months ending June 30, 1999 was as follows:


                                                     1999               1998

      Valuation allowance at January 1,            $303,000         $138,000
      Provision for loan impairment                  28,000          225,000
      Transfer from Unallocated Allowance for
         Possible Loan Losses                      (112,000)         117,000
      Direct charge-offs                            (68,000)         (34,000)
                                                   --------         --------
      Valuation allowance at June 30,              $151,000         $446,000


Total cash collected on impaired loans during the six month period ended June 30, 1999 was $87,000 of which $37,000 was credited to the principal balance outstanding on such loans and $50,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first six months of 1999 was $27,000. Interest income recognized for the first half of 1998 was $80,000. The valuation allowance for impaired loans of $151,000 at June 30, 1999 is included in the "Allowance for Possible Loan Losses" which amounts to $2,658,000 at June 30, 1999. The provision for loan impairment of $28,000 for the six month period ended June 30, 1999 is included in the "Provision for Possible Loan Losses" as reflected on the "Consolidated Statement of Income" for the same period.

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

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company has reserved $1.5 million against possible claims which may be asserted against the Bank in connection with certain pre-need funeral trusts which were allegedly directed by funeral directors to be invested in a private placement annuity issued by EA International Trust. In April, 1999, two funeral directors whose funds were invested in this annuity commenced suit against the Bank; if all funeral directors whose funds were invested in this annuity were to pursue claims, the Bank's maximum exposure would be approximately $5.5 million plus interest, costs and attorneys fees. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. The Bank has discontinued its involvement in this annuity and is pursuing indemnification for some or all of these possible losses from its insurance carriers and from EA International Trust.

ITEM 2.

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and six month period ended June 30, 1999.

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

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At June 30, 1999, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $20,466,000, and securities maturing within one year totaled $3,352,000. At December 31, 1998, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $17,560,000, and securities maturing within one year were $4,493,000. Securities sold under an agreement to repurchase totaled $9,151,000 at June 30, 1999 and $5,094,000 at December 31, 1998. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $4,350,000 at June 30, 1999 and $3,193,000 at December 31, 1998. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. Federal funds sold totaled $2,000,000 at June 30, 1999. At December 31, 1998 there were Federal funds sold totaling $2,000,000.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at June 30, 1999, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at June 30, 1999 or at December 31, 1998. The Bank had additional borrowings from the Federal Home Loan Bank at June 30, 1999 totaling $18,000,000 of which $5,000,000 is due in November 1998, $8,000,000 is due in August 2000 and $5,000,000 is due in December 2001.

Cash flows for the six months ended June 30, 1999 consisted of cash used in operating activities of $720,000 and cash used in investing activities of $27,620,000 offset in part by cash provided by financing activities of $29,493,000 resulting in an increase in cash and cash equivalents of $1,153,000.

Cash used in operating activities was the result of mortgage loans originated for sale of $14,412,000, a decrease in other liabilities of $788,000, gains on investment securities of $561,000, an increase in accrued interest income of $319,000, a decrease in accrued interest payable of $299,000, and an increase in other assets of $354,000 partially reduced by mortgage loan sales of $13,534,000, net operating income of $1,710,000, depreciation and amortization of $510,000 and a provision for possible loan losses of $250,000. Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $43,367,000 and $2,415,000, respectively, plus net increase in interest-bearing deposits with banks of $1,753,000, and a net increase in loans of $5,940,000, partially offset by proceeds from maturities of securities available-for-sale and held-to-maturity of $8,572,000 and $3,460,000, respectively, and proceeds from sales of securities available-for-sale of $13,858,000. Cash provided by financing activities consisted principally of increases in interest and non-interest bearing demand deposits and savings accounts of $7,119,000, an increase in certificates of deposit of $19,804,000 and an increase of $4,057,000 in repurchase agreements offset in part by an increase in the ESOP Debt of $1,000,000 and the payment of cash dividends of $643,000.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at June 30, 1999 was $28,989,000 as compared to $31,717,000 at December 31, 1998, for a decrease of $2,728,000. This decrease was attributable to a decrease of $2,952,000 in the value of securities available-for-sale (see discussion on "Investment Securities"), an increase of $1,000,000 in the debt related to the Employee Stock Ownership Plan, the payment of cash dividends of $643,000 and the payment of $4,000 in cash in lieu of fractional shares from the 5% stock dividend of June 24, 1999 offset in part by net income for the first six months of 1999 of $925,000, and proceeds from the sale of common stock pursuant to the Dividend Reinvestment Plan of $160,000.

On June 24, 1999, the Company paid a 5% stock dividend to shareholders of record on June 4, 1999. Fractional shares were paid in cash based on the closing price of $23.312 per share on the record date.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first six months of 1999, 6,569 shares of common stock were purchased from authorized and unissued shares at an average price of $23.70 per share for proceeds of approximately $156,000.

The Company has a Non-Employee Director Stock Option Plan that provides for the awarding of stock options to the Company's non-employee directors. During the first six months of 1999, options to purchase 7,650 shares of the Company's common stock at an average price of $21.81 per share were granted to certain non-employee directors. Options for 496 shares of the Company's common stock were exercised at a price of $13.99 per share by a non-employee director during the first half of 1999.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of June 30, 1999, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital Ratios

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At June 30, 1999           Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,778   16.13%   $16,751   8.00%      ---    ---
  Bank                      $30,390   14.47%   $16,805   8.00%  $21,006  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,160   14.88%   $ 8,375   4.00       ---    ---
  Bank                      $27,364   13.03%   $ 8,403   4.00%  $12,064   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $31,160   8.19%    $15,479   4.00%      ---    ---
  Bank                      $27,364   7.24%    $15,110   4.00%  $18,887   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1998        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,555  16.97%    $15,819   8.00%      ---    ---
  Bank                      $29,450  15.02%    $15,684   8.00%  $19,605  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $30,938  15.64%    $ 7,906   4.00%      ---    ---
  Bank                      $26,596  13.57%    $ 7,842   4.00%  $11,763   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $30,938   8.60%    $14,114   4.00%      ---    ---
    Bank                    $26,596   7.47%    $13,951   4.00%  $17,439   5.00%

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

Assets and Liabilities

Total assets at June 30, 1998 were $384,392,000, representing an increase of 7.2% over total assets of $358,496,000 at December 31, 1998. Deposits increased by $26,923,000 or 9.1% from $294,549,000 on December 31, 1998 to $321,472,000 on
June 30, 1999. Contributing to this increase were increases in non-interest bearing checking deposits of $3,004,000, certificates of deposit of $19,804,000, savings and money market deposits of $3,423,000 and interest-bearing checking deposits of $692,000. Loans outstanding at June 30, 1999 were $217,989,000 as compared to $212,437,000 at December 31, 1998. This is an increase of $3,552,000 or 1.7%. The increase in loans was primarily the result of an increase of $11,335,000 or 15.9% in consumer loans. This increase was offset in part by a $1,542,000 or 2.5% decrease in commercial loans and a $4,240,000 or 5.3% decrease in residential real estate loans. During the first half of 1999, $13,534,000 of residential real estate loans were sold. Most of the loans sold were fixed rate with 30 or 15 year maturities. These loans were sold to reduce the Company's interest-rate risk and to provide liquidity for future lending opportunities. Most of the loans sold were originated in 1999. The Bank continues to service all of these loans. There were $1,480,000 of residential real estate loans identified as held-for-sale at June 30, 1999. The loan to deposit ratio was 67.8% at June 30, 1999 and 72.1% at December 31, 1998.

Premises and equipment decreased by $236,000 to $6,649,000 at June 30, 1999 from $6,885,000 at December 31, 1998.

The Company had long-term debt totaling $20,000,000 at June 30, 1999 and at December 31, 1998 from the Federal Home Loan Bank of Pittsburgh. Of this amount $8,000,000 matures in August 2000, $5,000,000 matures in December 2001, and the remaining $7,000,000 matures in October 2008. The interest rates associated with these loans are 5.89% fixed, 5.41% variable at LIBOR plus 3 basis points, and 4.86% fixed until December 2003, at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans.

During the first half of 1999,  the  Company's  Employee  Stock  Ownership  Plan
(ESOP) borrowed $1,000,000 from the Company's subsidiary, First C. G. Company, payable over twenty years with interest due quarterly and principal annually in October. The interest rate on this loan is at the Bank's prime rate (7.75% at

June 30, 1999). The proceeds from this loan were used to purchase 35,500 shares of the Company's common stock. In the second quarter of 1998, the ESOP borrowed $500,000 from First C. G. Company. This loan is due in 2005 with interest due quarterly and principal annually in October. The interest rate on this loan is at the Bank's prime rate (7.75% at June 30, 1999 and December 31, 1998). The balance outstanding on these ESOP loans was $1,435,000 at June 30, 1999 and $435,000 at December 31, 1998.

At June 30, 1999 and December 31, 1998 the Bank had no short-term borrowings from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000.

Results of Operations

The net income for the three months ended June 30, 1999 was $925,000, a $30,000 or 3.4% increase compared to net income of $895,000 for the same period in 1998. The earnings improvement was attributable to an increase in net interest income of $23,000 or 0.6%, a $17,000 or 0.4% decrease in total other expenses, a $41,000 or 12.7% decrease in Federal income taxes partially offset by an increase in the provision for possible loan losses of $12,000 or 10.6%, a decrease in total other income, exclusive of net securities gains of $33,000 or 3.4% and an $18,000 decrease in net securities gains.

Net income for the six months ended June 30, 1999 was $1,710,000 compared to $1,663,000 for the same period in 1998. The earnings improvement was primarily attributable to increases in total other income, higher gains on the sale of securities and a reduction in Federal income taxes. During the first half of 1999, total other income, exclusive of net securities gains, increased by $105,000 or 5.8% as compared to June 30, 1998. Also affecting earnings was a $98,000 or 21.2% increase in net securities gains and a $100,000 or 16.8% decline in Federal income taxes. These were offset in part by a decrease in net interest income of $108,000 or 1.5% and an increase in the provision for possible loan losses of $25,000 or 11.1% and total other expenses of $123,000 or 1.7%.

Basic earnings per share for the three months ended June 30, 1999 were $0.52 as compared to $0.50 for the corresponding period in 1998. Average shares outstanding during this three month period were 1,779,710 in 1999 and 1,801,551 in 1998. Basic earnings per share for the six months ended June 30, 1999 and 1998 were $0.96 and $0.95, respectively. Average shares outstanding during this six month period were 1,785,287 in 1999 and 1,801,323 in 1998. Diluted earnings per share for the three month period ended June 30, 1999 were $0.51 compared to $0.49 for the same period in 1998. Diluted earnings per share for the six month period ended June 30 were $0.95 and $0.92 in 1999 and 1998, respectively. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 24, 1999. (see Note F

Net Interest Income

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the quarter and six months ended March 31, 1999 as compared to the same period in 1998, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

Net interest income amounted to $3,685,000 for the three months ended June 30, 1999 as compared to $3,650,000 for the three months ended March 31, 1998, an increase of $35,000 or 1.0%. This increase is the result of lower loan volumes combined with a smaller decline in interest expense.

The fully taxable-equivalent net interest income was $7,661,000 for the first six months of 1999, compared to $7,649,000 for the same period in 1998, a .16% or $12,000 increase as shown in the following "Rate/Volume Analysis" table. This increase in taxable-equivalent net interest income was primarily due to a $171,000 increase related to volume partially offset by a $159,000 decrease related to interest rates.

For the six months period ended June 30, 1999, net interest income was $7,241,000 compared to $7,349,000 for the same period in 1998, a decrease of $108,000 or 1.5%.

Total taxable-equivalent interest income grew $93,000 primarily the result of the higher volumes in the investment security earning asset category. Taxable-equivalent income from investment securities for the second quarter increased $882,000 or 8.7% over the second half of 1998. This was comprised of a $911,000 increase due to volume partially offset by a $29,000 decrease due to rates as a result of declining yields. The increase in interest earned on investment securities was partially reduced by a $855,000 reduction in taxable equivalent interest earned on loans in the first half of 1999 as compared to 1998. This decrease was attributed to a $412,000 reduction due to a lower volume of loans and $443,000 due to a reduction in interest rates on loans. Average year-to-date earning assets increased to $345,119,000 at June 30, 1999 from $323,648,000 at June 30, 1998, a 6.6% increase.

Total interest expense grew $81,000 during the first six months of 1999, compared to the same period in 1998. This growth was principally the result of higher volumes, primarily due to an increase in time deposits. Interest expense attributed to time deposits increased $113,000 during the first six months of 1999, compared to the first six months of 1998. The increase in time deposits was used to finance the earning asset growth. Partially offsetting this growth in interest expense were lower interest rates paid on savings accounts and securities sold under agreements to repurchase as a result of repricing due to market conditions (see Item 3. - Quantitative and Qualitative Discussion About Market Risk).

The following table sets forth a "Rate/Volume Analysis" which segregates in detail the major factors that contributed to the changes in net interest income for the six months ended June 30, 1999. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                             RATE/VOLUME ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                                       June 30, 1999
                                                       Over / (Under)
                                                       June 30, 1998
                                                       CHANGE DUE TO:
                                                TOTAL      RATE     VOLUME
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks         $    44    $   (35)   $    79
Federal Funds Sold                                (7)        (3)        (4)
Investment Securities                            882        (29)       911
Loans Held for Sale                               29         20          9
Loans                                           (855)      (443)      (412)
                                             -------    -------    -------
Total Interest Income                             93       (491)       584
                                             -------    -------    -------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs                  (1)       (35)        34
Time Deposits                                    113       (206)       319
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase           (25)       (22)        (3)
Short-Term Borrowings                              2         (6)         8
Long-Term Borrowings                              (8)       (63)        55
                                             -------    -------    -------
Total Interest Expense                            81       (332)       413
                                             -------    -------    -------

Net Increase (Decrease) in Interest Income   $    12    $  (159)   $   171


Other Income and Other Expenses

Other income for the three months ended June 30, 1999 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $930,000 as compared to $963,000 for the same period in 1998. This was a decrease of $33,000 due to a $119,000 decline in the gains on the sale of mortgage loans, offset in part by increases in service charges and Trust Department revenues. There were $13,000 in gains on the sale of mortgage loans for the three month period ended June 30, 1999 and of $132,000 for the same period in 1998. In the three month period ended June 30, 1999, service charges were $425,000, a $14,000 increase over the 1998 amount of $411,000. The revenues from the Trust Department operations were $337,000 for the three months ended June 30, 1999 as compared to $264,000 for the three months ended June 30, 1998, an increase of $73,000 or 27.7%. Other miscellaneous income for the three months ended June 30, 1999 was $155,000, as compared to $156,000 for the same period in 1998.

Other income for the six months ended June 30, 1999 including service charges, trust revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $1,828,000 as compared to $1,723,000 for the same period in 1998. This was an increase of $105,000 or 6.1%. In the six month period ended June 30, 1999 service charges were $797,000, a $36,000 or 4.7% increase over the 1998 amount of $761,000. The increase in service charge income is the result of an increase in deposit accounts. The revenues from the Investment Management and Trust Division operations were $603,000 for the six months ended June 30, 1999 as compared to $475,000 for the six months ended June 30, 1998, an increase of $128,000 or 26.9%. During the six months ended June 30, 1999, sales of mortgage loans resulted in a gain of $91,000 as compared to $172,000 for the same period in 1998, a decrease of $81,000. The gain in 1999 was the result of the sale of $13,534,000 of residential real estate loans in the first half (see discussion on Assets and Liabilities). Other operating income for the six months ended June 30, 1999 was $337,000 as compared to $315,000 for the same period in 1998, an increase of $22,000 or 7.1%.

Total other expenses for the three month period ended June 30, 1999 decreased by $17,000 or 0.5% to $3,627,000 over total other expenses for the same period in 1998 of $3,644,000. Included in the total other expenses for the three month period ended June 30, 1999 is a $35,000 or 2.2% increase in salary and benefit expenses to a total of $1,653,000 as compared to $1,618,000 in 1998. These increases were primarily due to general salary increases of approximately 3%. Occupancy and equipment expenses were $515,000 for the three months ended June 30, 1999 and $530,000 for the three months ended June 30, 1998, a decrease of $15,000 or 2.8%. Other operating expenses for the three month period ended June 30, 1999 were $1,459,000, a decrease of $37,000 or 2.5% from the $1,496,000 in other expenses for the same period in 1998.

Total other expenses for the six months ended June 30, 1999 increased by $123,000 or 1.7%, to $7,175,000 from $7,052,000 for the same period in 1998.
Salaries and employee benefits were $3,293,000 for the six months ended June 30, 1999 as compared to $3,232,000 for the six months ended June 30, 1998 representing an increase of $61,000 or 1.9%. These increases were primarily due to general salary increases of approximately 3%. Occupancy and equipment expenses were $1,050,000 for the six months ended June 30, 1999 and $1,081,000 for the six months ended June 30, 1998, a decrease of $31,000 or 2.9%. Other operating expenses for the six months ended June 30, 1999 were $2,832,000 in relation to $2,739,000 for the six months ended June 30, 1998, an increase of $93,000 or 3.4%.

Investment Securities

The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at June 30, 1999 and December 31, 1998.

Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $114,939,000 in available-for-sale securities at June 30, 1999 with a net unrealized loss of $2,425,000. At December 31, 1998 available-for-sale securities amounted to $98,389,000 with a net unrealized gain of $527,000.

During the six month period ended June 30, 1999, $13,297,000 of securities available-for-sale were sold for a net gain of $561,000 as compared to $4,571,000 of securities available-for-sale were sold for a net gain of $463,000 for the same time period in 1998.

Held-to-maturity securities totaling $17,118,000 at June 30, 1999 are carried at cost. At December 31, 1998, the held-to-maturity securities totaled $17,723,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at June 30, 1999, did not hold any securities identified as derivatives.

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

For the first six months of 1999, the provision for loan losses was $250,000 compared to $225,000 for the same period in 1998. Net charge offs were $283,000 for the six months ended June 30, 1999 compared with $209,000 for the six months ended June 30, 1998. The ratio of the allowance for loan losses to total loans at June 30, 1999 was 1.22% compared to 1.27% at December 31, 1998 and 1.24% at June 30, 1998. This was primarily the result of an increase in total loans to $217,989,000 at June 30, 1999 over $216,957,000 at December 31, 1998. The allowance for possible loan losses at June 30, 1999 totaled $2,658,000, a decrease of $33,000 or 1.2% from the December 31, 1998 amount of $2,691,000 and $22,000 or 0.8% over the June 30, 1998 balance of $2,680,000.

As provided by SFAS No. 114, as amended by SFAS No. 118, $151,000 of the Allowance for Possible Loan Losses is allocated to impaired loans at June 30, 1999 (See Note I "Impaired Loans").

Transactions in the allowance for loan losses are as follows:

ALLOWANCE FOR LOAN LOSSES

                                               1999           1998

Balance, January 1,                       $ 2,691,000    $ 2,664,000
Provision charged to Operating Expenses       250,000        225,000
Loans Charged Off                             322,000        255,000
Recoveries                                     39,000         46,000
                                          -----------     ----------
Balance June 30,                          $ 2,658,000    $ 2,680,000

The following table sets forth an allocation of the allowance for loan losses by loan category:

         At June 30, 1999

         Commercial                               $  952,000
         Residential Real Estate                     174,000
         Consumer                                    733,000
         Unallocated                                 799,000
                                                  ----------
              Total                               $2,658,000

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

Non performing assets (non accruing loans and loans past due over 90 days) were 1.16% of total loans at June 30, 1999 compared to 1.3% at June 30, 1998. The decrease in this ratio is the result of a $302,000 or 10.6% decrease in non performing loans to $2,532,000 over the one year period ending June 30, 1998. The ratio of the allowance for loan losses to non performing assets was 104.97% at June 30, 1999 compared to 94.6% at June 30, 1998.

Non accruing loans at June 30, 1999 of $941,000 decreased from June 30, 1998 level of $1,816,000. This $875,000 decrease was primarily the result of the charge off of a commercial loan. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 1999, loans past due 90 days or more and still accruing interest were $1,591,000 compared to $1,018,000 at June 30, 1998. The $573,000 increase in loans past due 90 days from June 30, 1998 to June 30, 1998 was the result of increases in mortgage and commercial loans past due 90 days or more.

NON-PERFORMING LOANS

                                            June 30,  December 31,   June 30,
                                              1999        1998          1998

Non-accrual loans on a cash basis         $  941,000  $1,245,000     $1,816,000
Non-accrual loans as a percentage
  of total loans                               0.43%       0.59%          0.89%
Accruing loans past due 90 days
  or more                                 $1,591,000  $1,021,000     $1,018,000
Accruing loans past due 90 days
  or more as a percentage of total
  loans                                        0.73%       0.48%          0.47%
Other Real Estate Owned from
  Foreclosed Property                     $  593,000  $  636,000     $  238,000
Allowance for loan losses to
  nonperforming loans                        104.97%     118.80%         94.57%
Nonperforming assets to total loans            1.16%       1.07%          1.31%
Allowance for loan losses to total loans       1.22%       1.27%          1.24%


There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at June 30, 1999.

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

In order to address the Year 2000 issue, the Company has developed and implemented a five phase compliance plan divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. The Company completed all five phases of the plan for all of its mission-critical systems.

The Company has identified its mission-critical systems as those that affect the Company's ability to process banking transactions and its general accounting systems. Such systems include deposit, loan and trust accounting, check and deposit processing and branch teller equipment.

The Company purchases most of its computer software from major outside providers of bank software. A significant component of the Year 2000 plan was to install the Year 2000 compliant software provided by these vendors and also to test these supplied system. The Company's major software providers have informed the Company that, based on tests they have conducted, they believe their respective systems to be Year 2000 compliant. In addition, the Company has conducted its own tests on these systems provided by vendors. The Company completed testing and implementation of all mission-critical system in June, 1999.

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

The Company has also assessed the amount of currency the Bank will require at year-end as a result of expected increased customer demand. The Company has made arrangements with the Federal Reserve Bank to obtain any additional currency required.

The Company has developed contingency plans to address any or all systems that, despite all testing, still do not operate correctly in the Year 2000. The contingency plans provide for manual and personal computer based systems to process checks, deposits and loan transactions. The Company will increase its inventories of the various required supplies, such as new account and loan forms, deposit withdrawal forms and other pre-printed forms, available at the Company's Main Office and branch offices. Alternative communications systems have been established and alternative power sources are being investigated. These plans have been finalized and tested during the first half of 1999 except the plans with respect to the alternative power source. The Company has purchased an electric generator for its Operations Center, which will be installed in October. At this time, the Company cannot estimate the cost, if any, that might be required to implement such contingency plans.

During the second quarter of 1999, the Company spent $68,000 on Year 2000 compliance matters. During the first half of 1999, the Company spent $98,000 on Year 2000. As of June 30, 1999, $949,000 has been spent on this project. These expenses are comprised of the replacement of branch teller and new account systems for $645,000, replacement of personal computers for $231,000, replacement of mortgage lending software for $19,000, replacement of ATMs for $28,000, customer communication $5,000, and enhancements to banking and trust systems of $20,000. Additional expenses expected in 1999 include $80,000 for an alternative electric power system, $25,000 for branch new account systems, $15,000 for check processing software and $50,000 for other banking systems. The expenses related to Year 2000 are financed by the general revenues of the Company and are included in the Company's other operating expenses in the Company's financial statement.

The Company anticipates that its total Year 2000 project cost will not exceed $1,250,000. This estimated project cost is based upon currently available information. The aforementioned Year 2000 project cost estimate also may change as the Company progresses in its Year 2000 program and obtains additional information and conducts further testing. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

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

The Company and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh and Monroe, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of residential real estate loans (34.8% of total loans) and commercial loans supported by real estate (21.3% of total loans) in its loan portfolio. These loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's Balance Sheet and are subject to interest rate risk (see discussion on "Assets and Liabilities"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps.


                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)
Six Months Ended, June 30,                  1999                   1998
                                             Int    Avg       Int   Avg
                                     Avg     Inc/  Yield/     Avg   Inc/ Yield/
                                     Bal     Exp    Rate      Bal   Exp   Rate

ASSETS:
INTEREST-EARNING ASSETS
Int-Bearing Deposits with Banks  $  4,185  $  100   4.78% $ 1,733  $  56  6.46%
Federal Funds Sold                    785      18   4.59      917     25  5.46
Investment Securities
      Taxable                      95,769   2,988   6.24   78,048  2,439  6.26
      Non-Taxable (1)              33,049   1,182   7.15   22,824    849  7.44
Net Loans Held for Sale             2,455      53   4.32    1,801     24  2.66
Loans (1) (2)                     211,599   8,792   8.31  221,038  9,647  8.72
Reserve for Loan Losses             2,723      --     --   (2,713)    --    --
                                ---------   -----        --------  -----
Net Loans                         208,876   8,792   8.42  218,325  9,647  8.84
                                ---------   -----        --------  -----
  Total Interest-Earning Assets   345,119  13,133   7.61  323,648 13,040  8.06
Non-Interest Earning Assets        27,366      --     --   24,645     --    --
                                ---------   -----        --------  -----
  TOTAL ASSETS, INT INCOME      $ 372,485  13,133   7.05 $348,293 13,040  7.48
                                ---------   -----        --------  -----

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits               $  50,576     271   1.07 $ 48,165    277  1.16
  Money Market Deposits            13,785     188   2.73   14,274    200  2.80
  Savings & Club Deposits          63,160     690   2.19   61,435    673  2.20
  CD's over $100,000                4,631      91   3.93    4,795     91  3.80
  All Other Time Deposits         134,744   3,551   5.27  123,308  3,438  5.58
                                ---------   -----        --------  -----
   Total Int-Bearing Deposits     266,896   4,791   3.59  251,977  4,679  3.72
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase           5,903      88   2.98    6,048    113  3.74
Short-Term Borrowings               1,398      34   4.86    1,132     32  5.66
Long-Term Borrowings               20,000     559   5.59   18,227    567  6.22
                                ---------   -----        --------  -----
  Total Int-Bearing Liabilities   294,197   5,472   3.72  277,384  5,391  3.88

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits      40,213      --     --   33,130     --    --
Other Liabilities                   7,196      --     --    7,179     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES              341,606   5,472   3.20  317,693  5,391  3.40
   SHAREHOLDERS' EQUITY            30,879      --     --   30,600     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES AND EQUITY $ 372,485   5,472   2.94 $348,293  5,391  3.10

NET INTEREST INCOME                        $7,661                 $7,649
                                            -----                  -----

    Net Interest Spread                             4.11                  4.18
    Effect of Interest-Free Sources
      Used to Fund Earnings Assets                  0.33                  0.54
    Net Interest Margin                             4.44%                 4.72%
                                                    ----                  ----

The net interest margin of 4.44% for the six month period ended June 30, 1999, decreased from the 4.72% net interest margin for the first six months of 1998. The yield on interest earning assets was 7.61% during the first six months of 1999 as compared to 8.06% in 1998. The average interest rate paid on interest bearing deposits and other borrowings was 3.72% for the first six months of 1999 as compared to 3.88% in 1998.

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

Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At June 30, 1999, assets of $161,016,000 (41.8% of total assets) were subject to interest rate changes within one year. Liabilities subject to rate change within one year were $175,277,000. A negative one-year gap position of $14,261,000 existed as of June 30, 1999. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was 91.9%. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at June 30, 1999.

Interest Sensitivity Analysis
(Dollars in Thousands) as of June 30, 1999

                      0-90   91-180   181-365       1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $ 5,054  $   ---  $    ---   $    ---   $    ---    $ 5,054
Federal Funds Sold    2,000      ---       ---        ---        ---      2,000
Inv Securities       15,608   16,387    20,055     67,553     12,454    132,057
Loans Held-for-Sale   1,480      ---       ---        ---        ---      1,480
Loans                48,421   13,939    24,660     78,211     50,100    215,331
Other Assets         13,412      ---       ---        ---     15,058     28,470
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $85,975  $30,326  $ 44,715   $145,764   $ 77,612   $384,392
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 41,889   $ 41,889
Int-Bearing
 Deposits            80,889   21,275    50,962     61,709     64,748    279,583
Securities Sold
 Under Agreements
 to Repurchase        9,151      ---       ---        ---        ---      9,151
Long-Term Debt       13,000      ---       ---      7,000        ---     20,000
Other                   ---      ---       ---        ---      4,780      4,780
Capital                 ---      ---       ---        ---     28,989     28,989
                    ------- --------  --------    -------   --------   --------
TOTAL LIABILITIES
  AND CAPITAL      $103,040  $21,275  $ 50,962    $68,709   $140,406   $384,392
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $(17,065) $ 9,051  $ (6,247)   $77,055   $(62,794)  $    ---

Cumulative Int
  Sensitivity Gap  $(17,065) $(8,014)$(14,261)    $62,794   $    ---   $    ---

Cumulative Gap
  RSA/RSL             83.44%   93.55%   91.86%     125.74%    100.0%

(1) Historically, non-interest-bearing deposits reflect insignificant changes in deposit trends and, therefore, the Company classifies these deposits over five years.

PART II  -  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 13, 1999, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected Robert J. Bergren and Richard Stevens, III as Class 3 Directors of the Company to serve for a term of four years and until their successors are duly elected and qualified. The following is a tabulation of the vote for these directors.

                                                       Votes
                                                                 Withheld
                                            For                  Authority
                                       ---------------         --------------
Robert J. Bergren                        1,371,136                27,473
Richard Stevens, III                     1,371,261                27,348

The other directors whose terms of office as a director continued after the meeting are S. Eric Beattie, Gordon B. Mowrer, Daniel B. Mulholland, Robert C. Nagel, Charles J. Peischl, and Maria Z. Thulin.

ITEM 5. Other Information

Pursuant to the provision of the Company's By-Laws, the Board of Directors authorized an increase in the size of the Board of Directors of both the Company and the Bank to ten members on June 17, 1999. The Board of Directors appointed Mr. Christian F. Martin, IV, Chairman and Chief Executive Officer of The Martin Guitar Company and Mr. John H. Ruhle, Jr., President and Chairman of Reeb Millwork Corporation as directors of both the Company and the Bank.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     10.20 Severance Agreement dated March 1, 1999 by and between the Board and Robert McGovern

     27.1  Financial Data Schedule

     (b) Reports on Form 8K

         No reports on Form 8K were filed for the quarter during which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FIRST COLONIAL GROUP, INC.


DATE:       August 13, 1999                BY:  /S/  S. ERIC BEATTIE
       --------------------------               --------------------
                                                S. ERIC BEATTIE
                                                PRESIDENT
                                               (PRINCIPAL EXECUTIVE OFFICER)


DATE:       August 13, 1999                BY:  /S/  REID L. HEEREN
       -------------------------                -------------------
                                                REID L. HEEREN
                                                VICE PRESIDENT
                                               (PRINCIPAL FINANCIAL OFFICER)