Form 10-Q
period 1999-09-30
FIRST COLONIAL GROUP INC
filed 1999-11-15
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
         (Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       PENNSYLVANIA                                  23-2228154
-----------------------------                  -----------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

  76 S. MAIN ST., NAZARETH, PA                          18064
------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES X        NO _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,844,019 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON SEPTEMBER 30, 1999.

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


             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands)
                             (Unaudited)

                                                     Sept. 30,    Dec. 31
                                                       1999        1998

ASSETS
  Cash and Due From Banks                          $  13,722    $  12,259
  Federal Funds Sold                                   2,000        2,000
                                                   ---------    ---------
    Total Cash and Cash Equivalents                   15,722       14,259
  Interest-Bearing Deposits With Banks                 6,476        3,301
  Investment Securities Held-to-Maturity              20,289       17,723
    (Fair Value: Sept. 30, 1999 $19,909
     Dec. 31, 1998 - $17,920)
  Securities Available-for-Sale at Fair Value        132,544       98,389
  Mortgage Loans Held-for-Sale                           484          603
  Total Loans, Net of Unearned Discount              200,987      212,437
  LESS:  Allowance for Possible Loan Losses           (2,496)      (2,691)
                                                   ---------    ---------
  Net Loans                                          198,491      209,746
  Premises and Equipment, Net                          7,051        6,885
  Accrued Interest Income                              2,627        2,542
  Other Real Estate Owned                                678          636
  Other Assets                                         5,984        4,412
                                                   ---------    ---------
    TOTAL ASSETS                                   $ 390,346    $ 358,496
                                                   ---------    ----------

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                  $  41,485    $  38,885
    Interest-Bearing Deposits                        275,976      255,664
                                                   ---------    ---------
      Total Deposits                                 317,461      294,549
  Securities Sold Under Agreements to Repurchase       7,949        5,094
  Long-Term Debt                                      30,000       20,000
  Accrued Interest Payable                             3,725        3,536
  Other Liabilities                                    1,965        3,600
                                                   ---------    ---------
    TOTAL LIABILITIES                                361,100      326,779

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued             ---          ---
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued - 1,844,019 shares at Sept. 30, 1999
    and 1,745,725 shares at Dec. 31, 1998              9,220        8,729
  Additional Paid in Capital                          15,634       13,873
  Retained Earnings                                    8,621        9,023
  Employee Stock Ownership Plan Debt                  (1,435)        (435)
  Accumulated Other Comprehensive Income (Loss)       (2,794)         527
                                                   ---------    ---------

Total Shareholders' Equity                            29,246       31,717
                                                   ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 390,346    $ 358,496
                                                   ---------    ---------

See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                          Sept 30,  Sept 30,  Sept 30, Sept 30,
                                            1999      1998      1999     1998
                                       ----------  --------  --------  --------

INTEREST INCOME:
 Interest and Fees on Loans              $ 4,738   $ 4,722    $13,566   $14,382
 Investment Securities Income
  Taxable                                  1,808     1,244      4,796     3,683
  Tax-Exempt                                 366       333      1,146       893
 Interest on Deposits with Banks and
  Federal Funds Sold                          22        94        140       175
                                         -------   -------    -------   -------
   Total Interest Income                   6,934     6,393     19,648    19,133
                                         -------   -------    -------   -------
INTEREST EXPENSE:
 Interest on Deposits                      2,502     2,422      7,294     7,101
 Interest on Short-Term Borrowing            107        48        229       193
 Interest on Long-Term Debt                  345       280        904       847
                                         -------   -------    -------   -------
   Total Interest Expense                  2,954     2,750      8,427     8,141
                                         -------   -------    -------   -------
NET INTEREST INCOME:                       3,980     3,643     11,221    10,992
 Provision for Possible Loan Losses          ---       113        250       338
                                         -------   -------    -------   -------
  Net Interest Income After Provision
   For Possible Loan Losses                3,980     3,530     10,971    10,654
                                         -------   -------    -------   -------
OTHER INCOME:
 Trust Revenue                               271       275        874       750
 Service Charges on Deposit Accounts         432       419      1,229     1,180
 Investment Securities Gains (Losses), Net    (4)      ---        557       463
 Gains on the Sale of Mortgage Loans          63       135        154       307
 Other Operating Income                      175       162        512       477
                                         -------   -------    -------   -------
   Total Other Income                        937       991      3,326     3,177
                                         -------   -------    -------   -------
OTHER EXPENSES:
 Salaries and Employee Benefits            1,726     1,612      5,019     4,844
 Net Occupancy and Equipment Expense         560       501      1,610     1,582
 Other Operating Expenses                  1,470     1,233      4,302     3,972
                                         -------    -------   -------   -------
   Total Other Expenses                    3,756     3,346     10,931    10,398
                                         -------   -------    -------   -------

Income Before Income Taxes                 1,161     1,175      3,366     3,433
Provision for Income Taxes                   276       304        771       899
                                         -------   -------    -------   -------

NET INCOME                               $   885   $   871    $ 2,595   $ 2,534
                                         =======   =======    =======   =======
 Per Share Data
   Basic Net Income                      $  0.49   $  0.48    $  1.45   $  1.41
                                         =======   =======    =======   =======
   Diluted Net Income                    $  0.49   $  0.48    $  1.44   $  1.40
                                         =======   =======    =======   =======
   Cash Dividends                        $  0.19   $  0.18    $  0.55   $  0.52
                                         =======   =======    =======   =======

 See accompanying notes to interim financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                     Three Months Ended     Nine Months Ended
                                    Sept 30,   Sept 30,    Sept 30,    Sept 30,
                                      1999       1998        1999        1998
                                    ------     ------       ------      ------

Net Income                         $   885     $  871      $ 2,595      $2,534

Other Comprehensive Income (Loss),
  Net of Tax
 Unrealized gains (losses)
  on securities
   Unrealized gains (losses)
    arising in period                 (366)       (22)      (3,689)       (180)
   Reclassification adjustment;
    gain included in net income         (3)         5          368        (422)
                                    ------     ------       ------      ------
Other Comprehensive Income (Loss)     (369)       (17)      (3,321)       (602)
                                    ------     ------       ------      ------
Comprehensive Income (Loss)        $   516     $  888      $  (726)     $1,932
                                    ======     ======       ======      ======


Other comprehensive income (loss) is shown net of tax (benefit) expense for the nine months ended Sept. 30, 1999 and Sept. 30, 1998 of $(1,712,000) and $310,000, respectively and the three months ended Sept. 30, 1999 and Sept. 30, 1998 of $(191,000) and $9,000, respectively.










See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Nine Months Ended
                                               Sept 30, 1999    Sept 30, 1998
OPERATING ACTIVITIES                                    (Unaudited)
Net Income                                        $2,595            $2,534
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                 250               338
  Depreciation and Amortization                      763               750
  Amortization of Security Discounts                (167)              (60)
  Amortization of Security Premiums                  192               151
  Amortization of Deferred Fees on Loans             (92)             (178)
  Mortgage Loans Originated for Sale             (36,799)          (36,949)
  Mortgage Loan Sales                             36,922            36,402
  Gain on Sale of Mortgage Loans                    (154)             (307)
  Investment Securities Gains, Net                  (557)             (463)
 Changes in Assets and Liabilities:
  Increase in Accrued Interest Income                (85)             (256)
  Increase (Decrease) in Accrued Interest Payable    189               (76)
  Net Increase in Other Assets                    (1,357)           (1,498)
  Net Decrease in Other Liabilities                 (227)             (207)
                                                 -------           -------
Net Cash Provided By Operating Activities          1,473               181
                                                 -------           -------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                              11,467            22,796
Proceeds from Maturities of Securities
  Held-to-Maturity                                 3,622             7,173
Proceeds from Sales of Securities
  Available-for-Sale                              16,857             4,571
Proceeds from Sales of Securities
  Held-to-Maturity                                   ---               248
Purchase of Securities Available-for-Sale        (66,957)          (54,627)
Purchase of Securities Held-to-Maturity           (6,211)           (7,284)
Net Increase in Interest Bearing
  Deposits With Banks                             (3,176)           (4,176)
Net Decrease in Loans                             11,029            16,839
Purchase of Premises and Equipment, Net             (840)             (422)
Proceeds from Sale of Other Real Estate Owned        176               232
                                                 -------           -------
Net Cash Used In Investing Activities            (34,033)          (14,650)
                                                 -------           -------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
 Bearing Demand Deposits and Savings Accounts      4,803            10,629
Net Increase in Certificates of Deposits          18,110             5,013
Net Increase (Decrease) in Long-Term Debt         10,000              (390)
Proceeds from Sale of Treasury Stock                 ---                94
Net Increase in ESOP Debt                         (1,000)             (110)
Net Increase (Decrease) in Repurchase Agreements   2,855              (999)
Proceeds from Issuance of Stock                      240               150
Cash Dividends Paid                                 (981)             (948)
Cash in Lieu of Fractional Shares                     (4)               (6)
                                                 -------           -------
Net Cash Provided by Financing Activities         34,023            13,433
                                                 -------           -------
Increase (Decrease) in Cash and Cash Equivalents   1,463            (1,036)
Cash and Cash Equivalents, January 1              14,259            14,829
                                                 -------           -------
Cash and Cash Equivalents, September 30,         $15,722           $13,793
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

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3 Quantitative and Qualitative Discussion About Market Risk", statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

NOTE E  -  CASH DIVIDENDS

On August 20, 1999 the Company paid its 1999 third quarter dividend on its common stock of $.19 per share to shareholders of record on August 6, 1999.

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

For the Three Months Ended Sept. 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
         1999

Net Income                                  $  885

Basic Earnings Per Share
  Income Available to Common Shareholders   $  885      1,784,423      $  0.49

Effect of Dilutive Securities
  Stock Options                                             4,108
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  885      1,788,531      $  0.49
                                            ------      ---------      -------
         1998

Net Income                                  $  871

Basic Earnings Per Share
  Income Available to Common Shareholders   $  871      1,805,430      $  0.48

Effect of Dilutive Securities
  Stock Options                                             7,485
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  871      1,812,915      $  0.48
                                            ------      ---------      -------


Average common shares outstanding in the three month period ended September 30, 1999 and 1998 did not include 57,520 and 23,572, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 1999.

For the Nine Months Ended Sept 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
         1999

Net Income                                  $2,595

Basic Earnings Per Share
  Income Available to Common Shareholders   $2,595      1,784,866      $  1.45

Effect of Dilutive Securities
  Stock Options                                             4,015
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $2,595      1,788,881      $  1.44
                                            ------      ---------      -------
         1998

Net Income                                  $2,534

Basic Earnings Per Share
  Income Available to Common Shareholders   $2,534      1,801,925      $  1.41

Effect of Dilutive Securities
  Stock Options                                             6,826
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $2,534      1,808,751      $  1.40
                                            ------      ---------      -------

Average common shares outstanding in the nine month period ended September 30, 1999 and 1998 did not include 51,581 and 22,582, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 1998.

NOTE H  -  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows:


     Nine Month Period Ended September 30,          1999               1998

     Beginning Balance                          $2,691,000         $2,664,000

     Additions
       Provision for loan losses charged to
        operating expenses                         250,000            338,000
       Recoveries of loans                          68,000             74,000
                                                ----------         ----------
        Total Additions                            318,000            412,000

     Deductions
       Loans charged off                           513,000            432,000
                                                ----------         ----------

     Ending Balance                             $2,496,000         $2,644,000



NOTE I  -   IMPAIRED LOANS

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


           At September 30,                            1999            1998

           Principal amount of impaired loans      $  532,000      $  808,000
           Deferred loan costs                            ---           2,000
                                                     --------        --------
                                                      532,000         810 000
           Less valuation allowance                  (111,000)       (188,000)
                                                     --------        --------
                                                   $  421,000      $  622,000

The activity in this allowance account for the nine months ended September 30, 1999 and 1998 was as follows:


                                                     1999               1998

      Valuation allowance at January 1,            $303,000         $138,000
      Provision for loan impairment                  28,000          179,000
      Transfer from Unallocated Allowance for
         Possible Loan Losses                       (61,000)             ---
      Direct charge-offs                           (159,000)        (129,000)
                                                   --------         --------
      Valuation allowance at September 30,         $111,000         $188,000



Total cash collected on impaired loans during the nine month period ended September 30, 1999 was $111,000, of which $87,000 was credited to the principal balance outstanding on such loans and $24,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first nine months of 1999 was $44,000. The valuation allowance for impaired loans of $111,000 at September 30, 1999 is included in the "Allowance for Possible Loan Losses" which amounts to $2,496,000 at September 30, 1999. The provision for loan impairment of $28,000 for the nine month period ended September 30, 1999 is included in the "Provision for Possible Loan Losses" as reflected on the "Consolidated Statement of Income" for the same period.

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

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company has reserved $1.5 million against possible claims which may be asserted against the Bank in connection with certain pre-need funeral trusts which were allegedly directed by funeral directors to be invested in a private placement annuity issued by EA International Trust. As of September 30, 1999, six funeral directors whose funds were invested in this annuity have commenced suit against the Bank; if all funeral directors whose funds were invested in this annuity were to pursue claims, the Bank's maximum exposure would be approximately $5.5 million plus interest, costs and attorney fees. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. The Bank has discontinued its involvement in this annuity and is pursuing indemnification for some or all of these possible losses from its insurance carriers and from EA International Trust.

ITEM 2.

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations



The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and nine month period ended September 30, 1999

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3 Quantitative and Qualitative Discussion About Market Risk", statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

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

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At September 30, 1999, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $22,198,000, and securities maturing within one year totaled

$3,552,000. At December 31, 1998, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $17,560,000, and securities maturing within one year were $4,493,000. Securities sold under an agreement to repurchase totaled $7,949,000 at September 30, 1999 and $5,094,000 at December 31, 1998. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $6,329,000 at September 30, 1999 and $3,193,000 at December 31, 1998. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. At September 30, 1999 and December 31, 1998 there were Federal funds sold totaling $2,000,000.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at September 30, 1999, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at September 30, 1999 or at December 31, 1998. The Bank had additional borrowings from the Federal Home Loan Bank at September 30, 1999 totaling $30,000,000 of which $8,000,000 is due in August 2000, $5,000,000 is due in December 2001, $10,000,000 is due in August 2004 and $7,000,000 is due in October 2008.

Cash flows for the nine months ended September 30, 1999 consisted of cash provided by operating activities of $1,473,000 and cash provided by financing activities of $34,023,000, offset in part by cash used in investing activities of $34,033,000 resulting in an increase in cash and cash equivalents of $1,463,000.

Cash provided by operating activities was the result of mortgage loan sales of $36,922,000, net operating income of $2,595,000, depreciation and amortization of $763,000 and a provision for possible loan losses of $250,000, partially reduced by mortgage loans originated for sale of $36,799,000, an increase in other assets of $1,357,000, an increase in accrued interest income of $85,000 and a decrease in other liabilities of $227,000. Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $66,957,000 and $6,211,000, respectively, plus net increase in interest-bearing deposits with banks of $3,176,000, partially offset by proceeds from maturities of securities available-for-sale and held-to-maturity of $11,467,000 and $3,622,000, respectively, net decreases in loans of $11,029,000, and proceeds from sales of securities available-for-sale of $16,857,000. Cash provided by financing activities consisted principally of increases in interest and non-interest bearing demand deposits and savings accounts of $4,803,000 an increase in certificates of deposit of $18,110,000, an increase in long-term debt with the Federal Home Loan Bank of $10,000, an increase in repurchase agreements of $2,855,000 and the proceeds from the sale of common stock of $240,000, offset in part by an increase in ESOP debt of $1,000,000, the payment of cash dividends of $981,000 and cash paid in lieu of fractional shares of $4,000.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at September 30, 1999 was $29,246,000 as compared to $31,717,000 at December 31, 1998, for a decrease of $2,471,000. This decline was attributable to a decrease of $3,321,000 in the value of securities available-for-sale (see discussion on "Investment Securities"), an increase of $1,000,000 in the debt related to the Employee Stock Ownership Plan, the payment of cash dividends of $981,000 and the payment of $4,000 in cash in lieu of fractional shares from the 5% stock dividend of June 24, 1999, offset in part by net income for the first nine months of 1999 of $2,595,000 and proceeds from the sale of common stock pursuant to the Dividend Reinvestment Plan of $240,000.

On June 24, 1999, the Company paid a 5% stock dividend to shareholders of record on June 4, 1999. Fractional shares were paid in cash based on the closing price of $23.312 per share on the record date.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first nine months of 1999, 10,643 shares of common stock were purchased from authorized and unissued shares at an average price of $22.55 per share for proceeds of approximately $240,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of September 30, 1999, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital Ratios

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At Sept 30, 1999           Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,917   16.50%   $16,471   8.00%      ---    ---
  Bank                      $30,571   14.85%   $16,467   8.00%  $20,583  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,421   15.29%   $ 8,235   4.00       ---    ---
  Bank                      $27,875   13.54%   $ 8,233   4.00%  $12,350   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $31,421   7.99%    $15,714   4.00%      ---    ---
  Bank                      $27,875   7.12%    $15,658   4.00%  $19,572   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1998        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,555  16.97%    $15,819   8.00%      ---    ---
  Bank                      $29,450  15.02%    $15,684   8.00%  $19,667  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $30,938  15.64%    $ 7,906   4.00%      ---    ---
  Bank                      $26,596  13.57%    $ 7,842   4.00%  $11,800   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $30,938   8.60%    $14,114   4.00%      ---    ---
    Bank                    $26,596   7.47%    $13,951   4.00%  $17,514   5.00%

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

Assets and Liabilities

Total assets at September 30, 1999 were $390,346,000, representing an increase of $31,850,000 or 8.9% over total assets of $358,496,000 at December 31, 1998.
Deposits increased by $22,912,000 or 7.8% from $294,549,000 on December 31, 1998 to $317,461,000 on September 30, 1999. Contributing to this increase were increases in certificates of deposit of $18,110,000, interest bearing checking deposits of $2,249,000, non-interest bearing checking deposits of $2,600,000, and money market deposits of $699,000, partially offset by a decline in savings deposits of $746,000. Loans outstanding at September 30, 1999 were $200,987,000 as compared to $212,437,000 at December 31, 1998. This is a decrease of $11,450,000 or 5.7%. The decline in loans was primarily the result of a decrease of $24,502,000 or 30.5% in residential real estate loans. During the first nine months of 1999, $36,922,000 of residential real estate loans were sold. Included in those sales was the sale of $20,977,000 of adjustable rate residential mortgage loans in September, 1999. These loans were originated in years prior to 1999 and were sold to provide liquidity and reduce the Company's interest rate risk. The remaining $15,945,000 of sold residential real estate loans were primarily originated in 1999 and sold at various times during the nine month period. These loans were fixed rate and sold to provide funds for other lending opportunities. The Bank continues to service all of these loans. There were $484,000 of residential real estate loans identified as held-for-sale at September 30, 1999. Additionally, the net decrease in loans during the first nine months of 1999 included a $2,960,000 or 4.9% decrease in commercial loans partially offset by a $16,011,000 or 22.4% increase in consumer loans. The loan to deposit ratio was 63.3% at September 30, 1999 and 72.1% at December 31, 1998.

Premises and equipment decreased by $166,000 to $7,051,000 at September 30, 1999 from $6,885,000 at December 31, 1998.

The Company had long-term debt totaling $30,000,000 at September 30, 1999 as compared to $20,000,000 at December 31, 1998. Of the loans outstanding at September 30, 1999, $8,000,000 matures in August 2000, $5,000,000 matures in
December 2001, $10,000,000 matures in August 2004 and $7,000,000 matures in October 2008. The interest rates associated with these loans are variable (changes quarterly based on the three month LIBOR plus 6 basis points), variable (changes quarterly based on the three month LIBOR plus 8 basis points), 6.06% fixed and 4.86% fixed, respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans. The $10,000,000 loan maturing in August 2004 was originated in August 1999 at an interest rate of 6.06% fixed for 2 years at which time it can convert to a quarterly adjustable rate of LIBOR plus 15 basis points if the LIBOR rate is 7.5% or higher. The proceeds from this new loan were used in the investment portfolio for the purpose of improving the Company's earnings.

During the first half of 1999,  the  Company's  Employee  Stock  Ownership  Plan
(ESOP) borrowed $1,000,000 from the Company's subsidiary, First C. G. Company, payable over twenty years with interest due quarterly and principal annually in October. The interest rate on this loan is at the Bank's prime rate (7.75% at September 30, 1999). The proceeds from this loan were used to purchase 35,500 shares of the Company's common stock. This loan is due in 2005 with interest due quarterly and principal annually in October. The interest rate on this loan is at the Bank's prime rate (7.75% at September 30, 1999 and December 31, 1998). The balance outstanding on these ESOP loans was $1,435,000 at September 30, 1999 and $435,000 at December 31, 1998.

At September 30, 1999 and December 31, 1998 the Bank had no short-term borrowings from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000.

Results of Operations

The net income for the three months ended September 30, 1999 was $885,000, a $14,000 or 1.6% increase compared to net income of $871,000 for the same period in 1998. The earnings improvement was attributable to an increase in net interest income of $337,000 or 9.3%, an increase in total other income of $22,000 or 2.6%, exclusive of gains on the sale of mortgage loans and net losses on the sale of investment securities, a decrease in the provision for possible loan losses of $113,000 and a $28,000 or 9.2% decrease in Federal income taxes, partially offset by an increase in total operating expenses of $410,000 or 12.3%, lower gains on the sale of residential real estate loans of $72,000 or 53% and $4,000 in net losses on the sale of investment securities.

Net income for the nine months ended September 30, 1999 was $2,595,000 compared to $2,534,000 for the same period in 1998, this is an increase of $61,000 or 2.4%. The earnings improvement was primarily attributable to increases in total other income and net interest income. During the first nine months of 1999, net interest income increased $229,000 or 2% as compared to September 30, 1998. During this period, the provision for possible loan losses was $88,000 or 26% lower than that in 1988. Also affecting earnings was a $208,000 or 8.6% increase in total other income exclusive of $94,000 increase in security gains and a $153,000 reduction in gains on the sale of mortgages, an increase in total other expenses of $533,000 or 5.1% and a decrease in Federal income taxes of $128,000 or 14.2%.

Basic and diluted earnings per share for the three months ended September 30, 1999 were $0.49 as compared to $0.48 for the corresponding period in 1998. Average basic shares outstanding during this three month period were 1,784,423 in 1999 and 1,803,416 in 1998. Basic earnings per share for the nine months ended September 30, 1999 were $1.45 as compared to $1.41 for the corresponding period in 1998. Average basic shares outstanding during this nine month period were 1,784,866 in 1999 and 1,801,925 in 1998. Diluted earnings per share for the nine month period ended September 30 were $1.44 and $1.40 in 1999 and 1998, respectively. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 24, 1999. (see Note F)

Net Interest Income

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the quarter and nine months ended September 30, 1999 as compared to the same period in 1998, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

Net interest income amounted to $3,980,000 for the three months ended September 30, 1999 as compared to $3,643,000 for the three months ended September 30, 1998, an increase of $337,000 or 9.3%. This increase was primarily the result of increases in interest earning assets and deposits.

The fully taxable-equivalent net interest income was $11,842,000 for the first nine months of 1999, compared to $11,469,000 for the same period in 1998, a 3.3% or $373,000 increase as shown in the following "Rate/Volume Analysis" table. This increase in taxable-equivalent net interest income was primarily due to a $359,000 increase related to volume and a $14,000 increase related to interest rates.

For the nine months ended September 30, 1999, net interest income was $11,221,000 compared to $10,992,000 for the same period in 1994, an increase of $229,000 or 2.1%.

Total taxable-equivalent interest income grew $659,000 primarily the result of the higher volumes in the investment security earning asset category. Income from investment securities for the third quarter increased $1,497,000 or 29.7% over the same period in 1998. This was comprised of a $1,989,000 increase due to volume partially offset by a $492,000 decrease due to rates as a result of declining yields. Average year-to-date earning assets increased to $351,179,000 at September 30, 1999 from $325,435,000 at September 30, 1998, a 7.9% increase.

Total interest expense grew $286,000 during the first nine months of 1999, compared to the same period in 1998. This growth was principally the result of higher volumes, primarily due to an increase in time deposits. Interest expense attributed to time deposits increased $187,000 during the first nine months of 1999, compared to the first nine months of 1998. The increase in time deposits was used to finance the earning asset growth. Partially offsetting this growth in interest expense were lower interest rates paid on all deposit accounts as a result of repricing due to market conditions (see Item 3. - Quantitative and Qualitative Discussion About Market Risk).

The following table sets forth a "Rate/Volume Analysis" which segregates in detail the major factors that contributed to the changes in net interest income for the nine months ended September 30, 1999. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                             RATE/VOLUME ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Nine Months Ended
                                                     September 30, 1999
                                                       Over / (Under)
                                                     September 30, 1998
                                                       CHANGE DUE TO:
                                                TOTAL      RATE     VOLUME
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks         $   (28)   $   (26)   $    (2)
Federal Funds Sold                                (7)       ---         (7)
Investment Securities                          1,497       (492)     1,989
Loans Held for Sale                               11         15         (4)
Loans                                           (814)      (423)      (391)
                                             -------    -------    -------
Total Interest Income                        $   659    $  (926)   $ 1,585
                                             -------    -------    -------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs             $     6    $   (85)   $    91
Time Deposits                                    187       (517)       704
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase           (19)       (31)        12
Short-Term Borrowings                             55        (39)        94
Long-Term Borrowings                              57       (143)       200
                                             -------    -------    -------
Total Interest Expense                           286       (815)     1,101
                                             -------    -------    -------

Net Increase (Decrease) in Interest Income   $   373    $  (111)   $   484


Other Income and Other Expenses

Other income for the three months ended September 30, 1999 including service charges, trust fees, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $941,000 as compared to $991,000 for the same period in 1998. This was a decrease of $50,000 or 5%. This decrease was the result of a $72,000 or 53% decline in the gains on the sale of mortgage loans and a $4,000 decline in Trust revenue, offset in part by increases in service charges and other income. There were $63,000 in gains on the sale of mortgage loans for the three month period ended September 30, 1999 as compared to $135,000 for the same period in 1998. In the three month period ended September 30, 1999, service charges were $432,000, a $13,000 or 3.1% increase over the 1998 amount of $419,000. The revenues from the Trust Department operations were $271,000 for the three months ended September 30, 1999 as compared to $275,000 for the three months ended September 30, 1998, a decline of $4,000 or 1.5%. Other miscellaneous income for the three months ended September 30, 1999 was $175,000, an increase of $13,000 or 8% compared to $162,000 for the same period in 1998.

Other income for the nine months ended September 30, 1999 including service charges, trust revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $2,769,000 as compared to $2,714,000 for the same period in 1999. This was an increase of $55,000 or 2%. In the nine month period ended September 30, 1999 service charges were $1,229,000, a $49,000 or 4.2% increase over the 1998 amount of $1,180,000. The increase in service charge income is the result of higher fees assessed to noncustomer use of the Bank's ATM network and an increase in Debit Card fees. The revenues from the Investment Management and Trust Division operations were $874,000 for the nine months ended September 30, 1999 as compared to $750,000 for the nine months ended September 30, 1998, an increase of $124,000 or 16.5%. This increase is due to growth in new Trust accounts and estate fees. During the nine months ended September 30, 1999, sales of mortgage loans resulted in a gain of $154,000 as compared to $307,000 for the same period in 1998, a decrease of $153,000 or 49.8%. The gain was the result of the sale of $36,922,000 and $36,402,000 of residential real estate loans in the first nine months of 1999 and 1998, respectively (see discussion on Assets and Liabilities). Other operating income for the nine months ended September 30, 1999 was $512,000 as compared to $477,000 for the same period in 1998, a increase of $35,000 or 7.3%.

Total other expenses for the three month period ended September 30, 1999 increased by $410,000 or 12.2% to $3,756,000 over total other expenses for the same period in 1998 of $3,346,000. Included in this increase is a $114,000 or 7.1% increase in salary and benefit expenses which were $1,726,000 as compared to $1,612,000 in 1998. These increases were primarily due to general salary increases of approximately 3% and additional staff necessitated by the opening of our fourteenth branch located on Main Street in Stroudsburg, Pennsylvania. Occupancy and equipment expenses were $560,000 for the three months ended

September 30, 1999 and $501,000 for the three months ended September 30, 1998, an increase of $59,000 or 11.8%. The increase in occupancy expenses were related to the new branch and renovations to the Company's Operations Center. Other operating expenses for the three month period ended September 30, 1999 were $1,470,000, an increase of $237,000 or 19.2% over the $1,233,000 in other expenses for the same period in 1998. This increase was primarily the result of higher legal and marketing expenses

Total other expenses for the nine months ended September 30, 1999 increased by $533,000 or 5.1%, to $10,931,000 from $10,398,000 for the same period in 1998.
Salaries and employee benefits were $5,019,000 for the nine months ended September 30, 1999 as compared to $4,844,000 for the nine months ended September 30, 1998 representing an increase of $175,000 or 3.6%. These increases are primarily due to general salary increases of approximately 3% and additional staff added during the third quarter for the new branch. Occupancy and equipment expenses were $1,610,000 for the nine months ended September 30, 1999 and $1,582,000 for the nine months ended September 30, 1998, an increase of $28,000 or 1.8%. Other operating expenses for the nine months ended September 30, 1999 were $4,302,000 in relation to $3,972,000 for the nine months ended September 30, 1998, an increase of $330,000 or 8.3%. Included in the other operating expenses was a $299,000 increase in legal expenses.

Investment Securities

The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at September 30, 1999 and December 31, 1998.

Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $132,544,000 in available-for-sale securities at September 30, 1999 with a net unrealized loss of $2,794,000. At December 31, 1998 available-for-sale securities amounted to $98,389,000 with a net unrealized gain of $527,000.

During the nine month period ended September 30, 1999, $16,300,000 of securities available-for-sale were sold for a net gain of $557,000 as compared to $4,571,000 of securities available-for-sale were sold for a net gain of $463,000 for the same time period in 1998.

Held-to-maturity securities totaling $20,289,000 at September 30, 1999 are carried at cost. At December 31, 1998, the held-to-maturity securities totaled $17,723,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at September 30, 1999, did not hold any securities identified as derivatives.

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

For the first nine months of 1999, the provision for loan losses was $250,000 compared to $338,000 for the same period in 1998. Net charge offs were $445,000 for the nine months ended September 30, 1999 compared with $358,000 for the nine months ended September 30, 1998. The ratio of the allowance for loan losses to total loans at September 30, 1999 was 1.24% compared to 1.27% at December 31, 1998 and 1.24% at September 30, 1998. This was primarily the result of management's decision not to make a provision to the reserve during the third quarter of 1999 due to a decline in total loans to $200,987,000 at September 30, 1999 from $212,437,000 at December 31, 1998. This decline was the result of the sale of $36,922,000 of mortgage loans during the first nine months of 1999. The allowance for possible loan losses at September 30, 1999 totaled $2,496,000, a decrease of $195,000 or 7.2% over the December 31, 1999 amount of $2,691,000 and $148,000 or 5.6% over the September 30, 1998 balance of $2,644,000.

As provided by SFAS No. 114, as amended by SFAS No. 118, $111,000 of the Allowance for Possible Loan Losses is allocated to impaired loans at September 30, 1999 (See Note I "Impaired Loans").

Transactions in the allowance for loan losses are as follows:

ALLOWANCE FOR LOAN LOSSES

                                               1999           1998

Balance, January 1,                       $ 2,691,000    $ 2,664,000
Provision charged to Operating Expenses       250,000        338,000
Loans Charged Off                            (513,000)      (432,000)
Recoveries                                     68,000         74,000
                                          -----------     ----------
Balance September 30,                     $ 2,496,000    $ 2,644,000

The following table sets forth an allocation of the allowance for loan losses by
loan   category:


         At September 30, 1999

         Commercial                               $  940,000
         Residential Real Estate                     161,000
         Consumer                                    774,000
         Unallocated                                 621,000
                                                  ----------
              Total                               $2,496,000

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

Total non-performing assets (non-accruing loans and loans past due over 90 days) amounted to $2,489,000 at September 30, 1999 as compared to $2,266,000 at
December 31,1998 and $2,506,000 at September 30, 1998. The ratio of non-performing loans to total loans was 1.24% and 1.18% at September 30, 1999 and 1998, respectively. The increase in this ratio is primarily the result of a decrease in total loans due to the sale of residential real estate loans.

Non-accruing loans at September 30, 1999 of $1,111,000 decreased from September 30, 1998 level of $1,554,000. This $443,000 decrease was primarily the result of the charge off of a commercial loan. These loans are secured by commercial real estate. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of September 30, 1999, loans past due 90 days or more and still accruing interest were $1,378,000 compared to $952,000 at September 30, 1998. The $426,000 increase in loans past due 90 days from September 30, 1998 to September 30, 1999 was the result of increases in mortgage and commercial loans past due 90 days or more.

NON-PERFORMING LOAN

NON-PERFORMING LOANS

                                            Sept 30,  December 31,   Sept 30,
                                              1999        1998          1998

Non-accrual loans on a cash basis         $1,111,000  $1,245,000     $1,554,000
Non-accrual loans as a percentage
  of total loans                               0.55%       0.59%          0.73%
Accruing loans past due 90 days
  or more                                 $1,378,000  $1,021,000     $  952,000
Accruing loans past due 90 days
  or more as a percentage of total
  loans                                        0.69%       0.48%          0.45%
Other Real Estate Owned from
  Foreclosed Property                     $  678,000  $  636,000     $  209,000
Allowance for loan losses to
  nonperforming loans                        100.32%     118.80%        105.51%
Nonperforming assets to total loans            1.24%       1.07%          1.18%
Allowance for loan losses to total loans       1.24%       1.27%          1.24%


There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at September 30, 1999.

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

The Company purchases most of its computer software from major outside providers of bank software. A significant component of the Year 2000 plan was to install the Year 2000 compliant software provided by these vendors and also to test these supplied systems. The Company's major software providers have informed the Company that, based on tests they have conducted, they believe their respective systems to be Year 2000 compliant. In addition, the Company has conducted its own tests on these systems provided by vendors. The Company completed testing and implementation of all mission-critical systems in June, 1999.

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

Other important segments of the Year 2000 plan are to identify those suppliers and customers whose possible lack of Year 2000 preparedness might expose the Company to financial loss. Included in this process were communications to all the Company's customers and identification of loan and deposit customers whose failure to address the Year 2000 Issue might impact their banking relationship. As a result of this communication, the Company has identified those customers who may be affected by the Year 2000. Risk factors have been assigned to these customers. The Company does not anticipate any significant loss as a result of these risks. The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The Company has also assessed the amount of currency the Bank will require at year-end as a result of expected increased customer demand. The Company has made arrangements with the Federal Reserve Bank to obtain any additional currency required.

The Company has developed contingency plans to address any or all systems that, despite all testing, still do not operate correctly in the Year 2000. The contingency plans provide for manual and personal computer based systems to process checks, deposits and loan transactions. The Company will increase its inventories of the various required supplies, such as new account and loan forms, deposit withdrawal forms and other pre-printed forms, available at the Company's Main Office and branch offices. Alternative communications systems have been established and alternative power sources are being investigated. These plans have been finalized and tested during the first half of 1999 except the plans with respect to the alternative power source. The Company has purchased an electric generator for its Operations Center, which will be installed in November. At this time, the Company cannot estimate the cost, if any, that might be required to implement such contingency plans.

During the third quarter of 1999, the Company spent $28,000 on Year 2000 compliance matters. During the first nine months of 1999, the Company spent $126,000 on Year 2000 compliance matters. As of September 30, 1999, a total of $977,000 has been spent on this project. These expenses are comprised of the replacement of branch teller and new account systems for $645,000, replacement of personal computers for $231,000, replacement of mortgage lending software for $19,000, replacement of ATMs for $28,000, customer communication $11,000, alternative electric power system $11,000, and enhancements to banking and trust systems of $32,000. Additional expenses expected in 1999 include $80,000 for an alternative electric power system, $25,000 for branch new account systems, and $40,000 for other banking systems. The expenses related to Year 2000 are financed by the general revenues of the Company and are included in the Company's other operating expenses in the Company's financial statement.

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

The Company and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh and Monroe, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of residential real estate loans (27.6% of total loans) and commercial loans supported by real estate (21.3% of total loans) in its loan portfolio. These loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's Balance Sheet and are subject to interest rate risk (see discussion on "Assets and Liabilities"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps.

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


                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)
Nine Months Ended, September 30,            1999                   1998
                                             Int    Avg       Int   Avg
                                     Avg     Inc/  Yield/     Avg   Inc/ Yield/
                                     Bal     Exp    Rate      Bal   Exp   Rate

ASSETS:
INTEREST-EARNING ASSETS
Int-Bearing Deposits with Banks  $  3,250  $  117   4.80% $ 3,288  $ 145  5.88%
Federal Funds Sold                    659      23   4.65      791     30  5.05
Investment Securities
      Taxable                     101,426   4,796   6.31   78,718  3,683  6.24
      Non-Taxable (1)              32,206   1,737   7.19   24,385  1,353  7.40
Net Loans Held for Sale             1,946      51   3.49    2,088     40  2.56
Loans (1) (2)                     214,407  13,545   8.43  218,882 14,359  8.75
Reserve for Loan Losses            (2,715)     --     --   (2,717)    --    --
                                ---------   -----        --------  -----
Net Loans                         211,692  13,545   8.53  216,165 14,359  8.85
                                ---------   -----        --------  -----
  Total Interest-Earning Assets   351,179  20,269   7.69  325,435 19,610  8.04
Non-Interest Earning Assets        28,392      --     --   25,000     --    --
                                ---------   -----        --------  -----
  TOTAL ASSETS, INT INCOME      $ 379,571  20,269   7.12 $350,435 19,610  7.47
                                ---------   -----        --------  -----

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits               $  52,092     412   1.05 $ 48,901    424  1.16
  Money Market Deposits            13,894     287   2.76   14,343    303  2.81
  Savings & Club Deposits          63,519   1,048   2.20   61,373  1,014  2.20
  CD's over $100,000                4,937     149   4.03    4,755    134  3.76
  All Other Time Deposits         134,175   5,398   5.25  124,610  5,226  5.59
                                ---------   -----        --------  -----
   Total Int-Bearing Deposits     271,617   7,294   3.59  253,982  7,101  3.73
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase           5,973     140   3.12    5,654    159  3.75
Short-Term Borrowings               2,301      89   5.16      751     34  6.04
Long-Term Borrowings               21,355     904   5.64   18,151    847  6.23
                                ---------   -----        --------  -----
  Total Int-Bearing Liabilities   301,246   8,427   3.73  278,538  8,141  3.89

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits      41,132      --     --   34,021     --    --
Other Liabilities                   6,834      --     --    7,144     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES              349,212   8,427   3.21  319,703  8,141  3.40
   SHAREHOLDERS' EQUITY            30,359      --     --   30,732     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES AND EQUITY $ 379,571   8,427   2.96 $350,435  8,141  3.09

NET INTEREST INCOME                       $11,842                $11,469
                                            -----                  -----

    Net Interest Spread                             3.96                  4.15
    Effect of Interest-Free Sources
      Used to Fund Earnings Assets                  0.53                  0.54
    Net Interest Margin                             4.49%                 4.69%
                                                    ----                  ----

The net interest margin of 4.49% for the nine month period ended September 30, 1999, decreased from the 4.69% net interest margin for the first nine months of 1998. The yield on interest earning assets was 7.69% during the first nine months of 1999 as compared to 8.04% in 1998. The average interest rate paid on interest bearing deposits and other borrowings was 3.73% for the first nine months of 1999 as compared to 3.89 in 1998.

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

Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At September 30, 1999, assets of $135,829,000 (34.8% of total assets) were subject to interest rate changes within one year. Liabilities subject to rate change within one year were $176,881,000. A negative one-year gap position of $41,052,000 existed as of September 30, 1999. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was 76.8%. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at September 30, 1999.

Interest Sensitivity Analysis
(Dollars in Thousands) as of September 30, 1999

                      0-90   91-180   181-365       1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $ 6,477  $   ---  $    ---   $    ---   $    ---    $ 6,477
Federal Funds Sold    2,000      ---       ---        ---        ---      2,000
Inv Securities       21,004   14,408    24,004     81,394     12,023    152,833
Loans Held-for-Sale     484      ---       ---        ---        ---        484
Loans                23,994   10,959    18,777     67,109     77,652    198,491
Other Assets         13,722      ---       ---        ---     16,339     30,061
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $67,681  $25,367  $ 42,781   $148,503   $106,014   $390,346
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 41,485   $ 41,485
Int-Bearing
 Deposits            91,961   34,509    29,462     58,625     61,420    275,977
Securities Sold
 Under Agreements
 to Repurchase        7,949      ---       ---        ---        ---      7,949
Long-Term Debt       13,000      ---       ---     17,000        ---     30,000
Other                   ---      ---       ---        ---      5,689      5,689
Capital                 ---      ---       ---        ---     29,246     29,246
                    ------- --------  --------    -------   --------   --------
TOTAL LIABILITIES
  AND CAPITAL      $112,910  $34,509  $ 29,462    $75,625   $137,840   $390,346
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $(45,229) $(9,142) $ 13,319    $72,878   $(31,826)  $    ---

Cumulative Int
  Sensitivity Gap   (45,229) (54,371) (41,052)     31,826        ---        ---

Cumulative Gap
  RSA/RSL             59.94%   63.12%   76.79%     112.60%    100.00%

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


                                            FIRST COLONIAL GROUP, INC.


DATE:       November 15, 1999               BY:  /S/  S. ERIC BEATTIE
       ----------------------------              --------------------
                                                  S. ERIC BEATTIE
                                                  PRESIDENT
                                                 (PRINCIPAL EXECUTIVE OFFICER)


DATE:       November 15, 1999               BY:  /S/  REID L. HEEREN
       ---------------------------               -------------------
                                                  REID L. HEEREN
                                                  VICE PRESIDENT