Form 10-K
period 1999-12-31
FIRST COLONIAL GROUP INC
filed 2000-03-31
CIK 714719

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
     of 1934 for (fee required) for the fiscal year ended December 31, 1999.
                                       OR
 Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from ________ to ________.

                         Commission File Number 0-11526

                           FIRST COLONIAL GROUP, INC.
       -----------------------------------------------------------------
                (Name of Registrant as Specified in its charter)

       Pennsylvania                                    23-2228154
---------------------------------           ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       76 South Main Street, Nazareth, Pennsylvania             18064
-------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


         Registrant's telephone number, including area code 610-746-7300
                                                            ------------

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

     The aggregate market value of voting stock held by non-affiliates of the registrant is $25,269,474. (1)

     The number of shares of the Issuer's common stock, par value $5.00 per share, outstanding as of March 24, 2000 was 1,853,270.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference in
Part III of this report.

     Other documents incorporated by reference are listed in the Exhibit Index.







     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on March 24, 2000. Includes an aggregate of 211,521 shares, with an aggregate market value of $3,463,656, held by the Trust Department of Nazareth National Bank & Trust Company in Trust for persons other than executive officers, directors and 10% shareholders of the registrant. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

Item 1.     Business

Forward Looking Information

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements as to litigation and the amount of reserves, statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements as to management's beliefs, expectations or opinions. Such forward looking statement are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, results of litigation and the time, expense and unanticipated problems in addressing the Year 2000 issue. These and other risks, uncertainties and other factors are discussed elsewhere in this Annual Report on Form 10-K.

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

     Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 1999 total interest earning assets maturing or repricing within one year was less than total interest bearing liabilities maturing or repricing during the same time period by $6,465,000, representing a negative cumulative one year gap of .96%. If interest rates rise, the Company could experience a decrease in net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U. S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7. Management's Discussion of Financial Condition and Results of Operations".

     Risks associated with Funeral Trust Litigation. A group of funeral directors have asserted certain claims against the Bank in connection with certain pre-need funeral trusts which were allegedly directed by funeral directors to be invested in a private placement annuity. The Company has incurred legal expenses in regard to these claims during 1999 and 1998. In 1998, the Company established a reserve of $1.5 million against these possible claims. The reserve balance, as of December 31, 1999 equaled $994,000 with respect to unsettled claims. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. However, there is no assurance that the Bank will be successful. The Company will continue to incur significant legal expenses in regard to these claims and any settlement of this case could exceed the reserve amount and thus have a negative impact on the Company's future earnings and financial condition (see "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note N of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

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

     Accounting Standards. The operations of the Company and the Bank are affected by accounting standards issued by the Financial Accounting Standards Board ("FASB") which the Company is required to adopt. The adoption of such standards can have the effect of reducing the Company's earnings and capital. Information on current FASB standards that affect the Company can be found in the Notes to Consolidated Financial Statements contained under the caption, "Item 8. Financial Statements and Supplementary Data".

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

     Year 2000 Compliance. The Company has adopted a "Year 2000 Policy" and conducted a comprehensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. The issue with respect to Year 2000 is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company did not experience any material problems related to Year 2000 during the first two months of 2000. The Bank had all of its branch offices open for business on January 1, 2000 with all systems operating normally. The Company's estimates the costs incurred to prepare for Year 2000 compliance were $1,066,000; however, there can be no assurance that the 2000 year problem will not have an adverse effect on the future financial condition and results of operations of the Company. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" in "Item
7. Management's Discussion of Financial Condition and Results of Operations".

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

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust business. The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services. The Bank has its principal banking office as well as three branch offices in Nazareth, Pennsylvania. It also presently has two branch offices in Bethlehem, Pennsylvania, three branch offices in Easton, Pennsylvania, one branch in Brodheadsville, Pennsylvania, two branches in Stroudsburg, Pennsylvania, one branch in East Stroudsburg, Pennsylvania, one branch in Mount Pocono, Pennsylvania and one branch in Allentown, Pennsylvania. The Bank has twenty-two automated teller machines (ATMs), one at each branch office (except the Mount Pocono branch which has two and the Main Street Nazareth branch which has none), four free-standing drive-up machines at the Northampton Crossings Shopping Center, Easton, Pennsylvania and free-standing machines at its operation center, The First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania, at St. Luke's Hospital, Fountain Hill, Pennsylvania, at C. F. Martin & Company in Nazareth, Pennsylvania and at a hardware store in Nazareth, Pennsylvania.

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

     As of December 31, 1999 the Company, on a consolidated basis, had total assets of $391,889,000, total deposits of $324,480,000, and total shareholders' equity of $28,243,000.

Nazareth National Bank and Trust Company

     History and Business

     The Bank was incorporated under the laws of the United States of America as a national bank in 1897 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Northampton County, Monroe County and Lehigh County, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 1999, the Bank had total assets of $389,579,000, total deposits of $324,919,000 and total shareholders' equity of $24,544,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking and trust business. The Bank, with its main office at 76 South Main Street, Nazareth, Pennsylvania, also provides services to its customers through its branch network of fifteen full service banks, which includes drive-in facilities at most locations, ATMs at each branch office (except the Main Street Nazareth branch) and bank-by-mail services. Nine of the Bank's full service offices are located in Northampton County, Pennsylvania. Five offices are located in Monroe County, Pennsylvania. One office is located in Lehigh County, Pennsylvania. The Bank also has free standing ATMs located in its Operations Center, the First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania, in the lobby of St. Luke's Hospital in the Borough of Fountain Hill, Pennsylvania, at the C. F. Martin & Company, Nazareth, Pennsylvania, in a hardware store in Nazareth, Pennsylvania, and four free-standing drive-up ATM's at Northampton Crossings Shopping Center, Lower Nazareth Township, Easton, Pennsylvania.

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

     Competition

     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of Northampton and Lehigh Counties (known as the Lehigh Valley), and Monroe County, Pennsylvania with concentrations in the Nazareth, Bethlehem, Brodheadsville, Easton, and Stroudsburg areas. In order to keep pace with its competition and the continuing growth of these areas, the Bank may, in the future, consider establishing additional new branches, although no assurance can be given that any new branches will be opened or if opened, that they will be successful. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be Ambassador/Lafayette Bank, headquartered in Easton, Pennsylvania, with branches in Nazareth, Bethlehem and Allentown, Pennsylvania, Twin Rivers Bank, headquartered in Easton, Pennsylvania with branches in Bethlehem Pennsylvania; First Union Bank, headquartered in Charlotte, North Carolina, with branch offices in Easton, Bethlehem, Stroudsburg and Allentown, Pennsylvania; Summit Bancorporation, headquartered in Princeton, New Jersey, with branches in Bethlehem, Easton and Allentown, Pennsylvania; and PNC Bank headquartered in Pittsburgh, Pennsylvania, with branches in Nazareth, Brodheadsville, Stroudsburg, Easton and Allentown, Pennsylvania.

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

     As a result of the recent repeal of the Glass-Steagall Act which separated the commercial and investment banking industries, all banking organizations are likely to face an increase in competition. See "Supervision and Regulation" - "Recent Regulation".

     Management believes that the Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

First C. G. Company, Inc.

     In July 1986, the Company established a wholly-owned  subsidiary,  First C.
G. Company, Inc., a Delaware corporation, for the purpose of investing in various types of securities. As of December 31, 1999, First C. G. Company, Inc. had total assets of $3,859,000, of which $2,185,000 was invested in common stocks and $1,320,000 in a loan to the Bank's ESOP and most of the remaining assets were in other tax-exempt and taxable securities and interest-bearing bank deposits. The total shareholders' equity at December 31, 1999 was $3,680,000.

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

     The Company is generally prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh possible adverse effects. The Federal Reserve Board has by regulation determined that certain activities including, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non operating basis; and, certain stock brokerage and investment advisory services, are closely related to banking within the meaning of the Holding Company Act.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital from 3% to 5% of average assets (leverage ratio). The 3% leverage ratio is a minimum for the top-rated banking organizations without any supervisory, financial or operational weaknesses or deficiencies and other banking organizations are expected to maintain leveral capital ratios 100 to 200 basis points above the minimum depending on their financial condition. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, as of December 31, 1999 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The following tables provide a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

CAPITAL RATIOS

                                                                  To Be Well
                                                                  Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 1999        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $34,329   16.67%   $16,477   8.00%      ---    ---
  Bank                      $30,831   15.00%   $16,446   8.00%  $20,557  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,892   15.48%   $ 8,239   4.00%      ---    ---
  Bank                      $28,194   13.71%   $ 8,223   4.00%  $12,334   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $31,892   8.11%    $15,726   4.00%      ---    ---
  Bank                      $28,194   7.20%    $15,655   4.00%  $19,568   5.00%


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

     Interstate Banking

     On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state after September 29, 1995. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Pennsylvania has enacted a law opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

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

     Recent Legislation

     On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a "Financial Holding Company", a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed; (2) the holding company must file with the Federal Reserve Board a declaration that it elects to be a financial holding company to engage in activities that would not have been permissible before the Act; and (3) all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include - acting as principal, agent or broker for insurance; - underwriting, dealing in or making a market in securities; and - providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

     These new financial activities authorized by the Act may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliate) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

     The Act establishes a system of financial regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and bank's financial subsidiaries, the Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. The Act also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

     The Act has only recently became law. Regulations of the banking agencies implementing the legislative changes can be expected in the near future. Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Act, the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations can be expected to impose strict and detailed prudential safeguards on affiliations among banking and nonbanking companies in a holding company organization. Additionally, because the legislation allows various affiliates within a single holding company organization to serve a broader array of customers' financial goals, including their banking, insurance and investment goals, implementing regulations can be expected to impose strict safeguards on sharing of customer information among affiliated entities within an organization.

     The foregoing discussion is qualified in its entirety be reference to the statutory provisions of the Act and the implementing regulations which are adopted by various government agencies pursuant to the Act. The exact impact of the Act on the Company and its subsidiaries, if any, cannot be predicted at this time.

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

     Fair Value of Financial Instruments

     The Financial Accounting Standards Board ("FASB") issued statement of financial accounting standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", which requires all entities to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits. The Company has provided these disclosures as of December 31, 1999 and 1998 in Note U of the Notes to Consolidated Financial Statements contained under the caption, "Item 8. Financial Statements and Supplementary Data".

     Accounting for Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Trading securities are measured at fair value with unrealized holding gains and losses included in income. The Company had no trading securities in 1999 and 1998. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements. The classification of securities can be found in Note B of the Notes to Consolidated Financial Statements contained under the caption, "Item 8. Financial Statements and Supplementary Data".

     Employees

     As of December 31, 1999 the Company had approximately 213 employees, of whom 39 were part-time. The Company considers its relationship with its employees to be good.

     Additional Information

     The tables listed below, which are set forth on pages 18 through 23 herein, contain unaudited information relevant to the business of the Company and the
Bank:

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

                              INVESTMENT SECURITIES

Summary of Available-for-Sale and Held-to-Maturity Securities at December 31,
  (Dollars in Thousands)

                                             1999
Available-for-Sale Securities                 Carrying Amount
                                  Amortized      at Fair
                                    Cost          Value
U. S. Treasury                    $  4,001      $  3,992
U. S. Government Agency             53,112        49,747
State and Political Subdivisions    29,147        27,879
Mortgage-Backed Securities          47,332        46,030
Equity Securities                    5,312         4,708
                                   -------       -------
     Total                        $138,904      $132,356


                                            1998
Available-for-Sale Securities                 Carrying Amount
                                  Amortized      at Fair
                                    Cost          Value
U. S. Treasury                     $ 7,026       $ 7,125
U. S. Government Agency             24,482        24,441
State and Political Subdivisions    27,860        28,466
Mortgage-Backed Securities          33,322        33,141
Equity Securities                    4,900         5,216
                                   -------       -------
     Total                         $97,590       $98,389

                                             1997
Available-for-Sale Securities                 Carrying Amount
                                  Amortized      at Fair
                                    Cost          Value
U. S. Treasury                     $ 9,008       $ 9,066
U. S. Government Agency             14,512        14,556
State and Political Subdivisions    16,865        17,330
Mortgage-Backed Securities          26,791        26,812
Equity Securities                    3,878         5,260
                                   -------       -------
     Total                         $71,054       $73,024

                                               1999
Held-to-Maturity Securities    Carrying Amount  Approximate
                                at Amortized        Fair
                                     Cost          Value
U. S. Treasury                     $   ---      $   ---
U. S. Government Agency              6,894        6,588
State and Political Subdivisions     7,974        7,583
Mortgage-Backed Securities           5,019        4,952
                                   -------       -------
     Total                         $19,887      $19,123

                                           1998
Held-to-Maturity Securities    Carrying Amount  Approximate
                                at Amortized       Fair
                                     Cost         Value
U. S. Treasury                     $   ---      $   ---
U. S. Government Agency              4,992        5,026
State and Political Subdivisions     6,770        6,943
Mortgage-Backed Securities           5,961        5,951
                                   -------      -------
     Total                         $17,723      $17,920

                                               1997
Held-to-Maturity Securities    Carrying Amount  Approximate
                                 at Amortized      Fair
                                     Cost         Value
U. S. Treasury                     $   ---      $   ---
U. S. Government Agency              6,008        6,051
State and Political Subdivisions     3,169        3,233
Mortgage-Backed Securities           8,579        8,662
                                   -------      -------
     Total                         $17,756      $17,946

                     INVESTMENT SECURITIES YIELD BY MATURITY

         The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 1999 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%. All average yields were calculated on the book value of the related securities. Equity and other securities having no stated maturity have been included in the "After 10 Years" category.

       Available-for-Sale and Held-to-Maturity Investment Securities Yield
                       by Maturity, at December 31, 1999


AVAILABLE-FOR-SALE
AT FAIR VALUE                                   After 1 But       After 5 But
(Dollars in Thousands)     Within One Year     Within 5 Years    Within 10 Years
                            Amount   Yield      Amount   Yield    Amount   Yield


U. S. Treasury            $ 2,004     6.22 %   $ 1,989    5.69 % $    --    -- %
U. S. Government Agency        --       --       5,086    5.90     26,085  6.50
Mortgage-backed Securities    196     5.50         315    5.99      3,911  6.24
State and Political
 Subdivisions                  --       --       1,295    7.23      8,234  7.03
Other Debt Securities          --       --          --      --        491  6.74
Equity Securities              --       --          --      --         --   --
                            -----     ----     -------    ----    -------  ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES              $ 2,200     6.15 %   $ 8,685    6.05 %  $38,721  6.59%
                            =====     ====     =======    ====    =======  ====
Average Of Avail-for-Sale
 Securities in years         0.53                 3.36               9.16
                             ====                 ====               ====


AVAILABLE-FOR-SALE
AT FAIR VALUE
(Dollars in Thousands)           After 10 Years             Total
                                 Amount   Yield         Amount    Yield

U. S. Treasury                 $   --       -- %      $  3,993    5.95 %
U. S. Government Agency         20,580    7.07          51,751    6.70
Mortgage-backed Securities      41,607    6.70          46,029    6.65
State and Political
 Subdivisions                   15,855    7.11          25,384    7.09
Other Debt Securities              ---      --             491    6.74
Equity Securities                4,708    4.17           4,708    4.17
                                 -----    ----         -------    ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES                   $82,750    6.74 %      $132,356    6.64 %
                               =======    ====         =======    ====
Average Of Avail-for-Sale
 Securities in years             20.42                   15.54
                                 =====                   =====


HELD-TO-MATURITY
AT AMORTIZED COST                                After 1 But       After 5 But
(Dollars in Thousands)     Within One Year     Within 5 Years    Within 10 Years
                            Amount   Yield    Amount    Yield   Amount   Yield

U. S. Government Agency   $   --       -- %   $ 1,000    7.03 %  $ 4,124  6.98 %
Mortgage-backed Securities    --       --         433    6.59        830  6.64
State and Political
 Subdivisions                245     6.81         912    7.48      2,200  7.00
Equity Securities             --       --          --      --         --    --
                          ------     ----     -------    ----    -------  ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES              $  245     6.81 %   $ 2,345    7.12 %  $ 7,154  6.95%
                           =====     ====     =======    ====    =======  ====
Average Of Held-to-Maturity
 Securities in years        0.53                 4.24               8.64
                            ====                 ====               ====



HELD-TO-MATURITY
AT AMORTIZED COST
(Dollars in Thousands)           After 10 Years             Total
                                 Amount   Yield         Amount    Yield
U. S. Government Agency        $ 1,770    7.34 %      $  6,894    7.08 %
Mortgage-backed Securities       3,756    5.93           5,019    6.11
State and Political
 Subdivisions                    4,617    8.56           7,974    7.95
Equity Securities                   --      --              --      --
                                 -----    ----         -------    ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES                   $10,143    7.37 %      $ 19,887    7.18 %
                               =======    ====         =======    ====
Average Of Held-to-Maturity
 Securities in years             19.58                   13.60
                                 =====                   =====

                             LOAN PORTFOLIO BY TYPE

     The loan portfolio by type is summarized in the following table for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.


(Dollars in Thousands) For the Year Ended December 31,
                                   1999      1998      1997      1996      1995
-------------------------------------------------------------------------------
Real Estate - Residential      $112,870  $119,914  $138,539  $134,013  $122,293
Real Estate - Construction        6,737    11,689    12,361    10,923     4,959
Real Estate - Commercial         26,809    29,587    34,579    39,421    35,316
Consumer/Installment             45,886    40,184    35,914    28,870    27,685
Commercial (non-Real Estate)
    and Agricultural              9,538    10,900     9,086     8,715     5,403
State and Political Subdivisions  1,096     1,178       944       906     1,290
Other                                13        10        20        28        13
                              -------------------------------------------------
TOTAL GROSS LOANS               202,949   213,462   231,443   222,876   196,959

Unearned Income                    (691)   (1,025)   (1,856)   (2,759)   (3,829)
                              -------------------------------------------------
Total Loans                     202,258   212,437   229,587   220,117   193,130

Allowance for Possible
    Loan Losses                  (2,437)   (2,661)   (2,664)   (2,532)   (2,443)
                              -------------------------------------------------
NET LOANS                      $199,821  $209,746  $226,923  $217,585  $190,687
                              =================================================

     At December 31, 1999 there were no categories of loans exceeding 10% of total loans which are not otherwise disclosed as the categories of loans listed in the above table.

LOANS MATURITIES AND INTEREST SENSITIVITY

     The maturity ranges of items in the loan portfolio (excluding residential mortgages of 1 to 4 family residences and consumer loans) of the Bank and the amount of loans with predetermined interest rates and floating interest rates due after one year, as of December 31, 1999, are summarized in the table set forth below. The determination of maturities included in the table are based upon contract terms. Demand loans that do not have a defined repayment term are reported as maturing within one year. In situations where a rollover is appropriate, the Bank's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit with the Bank that are at floating interest rates. Management continues to emphasize the granting of floating interest rate loans to better match the interest sensitivity of deposits.

                                   Due in     Due in       Due in
As of December 31, 1999           One Year    One to        Over
      (Dollars in Thousands)      or Less   Five Years   Five Years     Total
-------------------------------------------------------------------------------
Real Estate - Construction       $ 3,108     $1,062      $ 2,567      $ 6,737
Real Estate - Commercial          15,899      8,735        2,175       26,809
Commercial (Non-Real Estate)
     and Agricultural              6,148      2,155        1,235        9,538
                                  ------     ------      -------      -------
     TOTAL                       $25,155    $11,952      $ 5,977      $43,084
                                  ======    =======      =======      =======
Loan Maturity After 1 Year With:
     Predetermined Interest Rate            $ 4,738     $ 4,674
     Floating Interest Rate                   7,214       1,303
                                             ------      ------
        TOTAL                               $11,952     $ 5,977
                                            =======     =======

     The following table details the Allocation of the Allowance for Possible Loan Losses by the various loan categories. The allocation is not necessarily indicative of the categories in which future loan losses will occur, and the entire allowance is available to absorb losses in any category of loans.

                                               As of December 31,
                                1999      1998       1997       1996       1995
-------------------------------------------------------------------------------
Loan Categories                              (Dollars in Thousands)
 Commercial                  $  901     $1,350     $1,183     $  663     $1,049
 Real Estate- Construction       --          4          6          7          3
 Real Estate - Residential      212        128        191        198        184
 Consumer/Installment           764        738        785        811        534
 Unallocated                    560        471        499        853        673
                             ------     ------     ------     ------     ------
      TOTAL                  $2,437     $2,691     $2,664     $2,532     $2,443
                             ======     ======     ======     ======     ======

            PERCENTAGE OF TOTAL LOANS IN EACH CATEGORY TO TOTAL LOANS

                                              As of December 31,
                                1999      1998      1997      1996       1995
   ----------------------------------------------------------------------------
Loan Categories                            (Dollars in Thousands)
 Commercial                    18.46 %   19.52 %   19.28 %   22.02 %   21.33 %
 Real Estate - Construction     3.32      5.48      5.34      4.90      2.52
 Real Estate - Residential     55.61     56.18     59.86     60.13     62.09
 Consumer/Installment          22.61     18.82     15.52     12.95     14.06
                               -----     -----     -----     -----     -----
      TOTAL                   100.00 %  100.00 %  100.00 %  100.00 %  100.00 %
                              ======    ======    ======    ======    ======

     The average balances of deposits for each of the years ended December 31, 1999, 1998 and 1997 are presented in the following table.

                AVERAGE DEPOSIT BALANCES BY MAJOR CLASSIFICATION

                                     For the Year Ended December 31,
                                 1999             1998              1997
                            Average         Average           Average
                            Balance  Rate   Balance   Rate    Balance   Rate
                                         (Dollars in Thousands)
Demand Deposits

   Non-Interest Bearing   $ 41,337   --- % $ 35,254   --- %   $ 31,074   --- %
   Interest Bearing         52,395  1.18     48,988  1.15       45,338  1.17
   Money Market Deposits    13,827  2.76     14,366  2.81       14,380  2.81

Savings & Club Accounts     63,199  2.06     61,177  2.21       62,746  2.44
Certificates of Deposit
   under $100,000          139,076  5.26    124,823  5.59      118,846  5.58
Certificates of Deposit
   of $100,000 or more       5,040  4.01      4,700  3.72        5,014  4.19
                            ------  ----     ------  ----       ------  ----
      Total Deposits      $314,874         $289,308           $277,398
                          ========         ========           ========

            MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                                    At December 31,
(Dollars in Thousands)                          1999              1998
                                       -----------------------------------
Three Months or Less                          $  252            $  821
Over Three, Through Six Months                   471             1,380
Over Six, Through Twelve Months                2,547             1,508
Over Twelve Months                             1,835             1,017
                                       -----------------------------------

     TOTAL                                    $5,105            $4,726
                                       ===================================

There were no brokered deposits at December 31, 1999 and 1998.

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

     The Bank also leases facilities for its branch office located at 44 East Broad Street, Bethlehem, Pennsylvania; its branch office located at 4510 Bath Pike in Hanover Township (Bethlehem), Pennsylvania; its branch office located at 101 South Third Street, Easton, Pennsylvania; its branch office located at 1125
N. Ninth Street, Stroudsburg, Pennsylvania; its branch office located at 713 Main Street, Stroudsburg, Pennsylvania; its branch office located in the Hall Square Retirement Center, 175 W. North Street, Nazareth, Pennsylvania; its branch office located within Redner's Supermarket, Airport Road, Allentown,
Pennsylvania; and its branch office located within Redner's Supermarket, Northampton Crossings Shopping Center, Lower Nazareth Township, Pennsylvania;
its branch office located within Wal-Mart's at 355 Lincoln Avenue, East Stroudsburg, Pennsylvania; and its branch office located within Wal-Mart's at 500 Route 940, Mt. Pocono, Pennsylvania.

Item 3.  Legal Proceedings

     The Company has reserved $994,000 against unsettled claims which have been or may be asserted against the Bank in connection with certain pre-need funeral trust funds which were allegedly directed by funeral directors to be invested in a private placement annuity issued by EA International Trust. As of December 31, 1999, nine funeral directors whose funds were invested in this annuity commenced suit against the Bank; if all funeral directors whose funds were invested in this annuity were to pursue claims, the Bank's maximum exposure for unsettled claims would be approximately $4.1 million principal loss plus punitive damages, interest, costs and attorney fees. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. The Bank has discontinued its involvement in this annuity and is pursuing indemnification for some or all of these possible losses from its insurance carriers and from EA International Trust.

     From time-to-time, the Company and the Bank are parties to routine litigation incidental to their business.

     Neither the Company, the Bank nor any of their properties is subject to any other material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Item 4.1:  Executive Officers of the Registrant

     The following table sets forth certain information, as of March 30, 2000, concerning the executive officers of the Company and certain executive officers of the Bank who are not also Directors.

                              Positions                    Positions
 Name/Age                   with the Company               with the Bank

Reid L. Heeren 58 (a)  Treasurer since January,       Executive Vice President
                        1987; Vice President since    and Chief Financial
                        April, 1985                   Officer since August, 1997
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      since January, 1987;
                                                      Cashier since
                                                      November, 1984

Tomas J. Bamberger 58 (b) None                        Executive Vice President
                                                      and Senior Loan Officer
                                                      since September, 1997

Arthur Williams 54 (c)    None                        Executive Vice President,
                                                      Administration since
                                                      August, 1997; Senior Vice
                                                      President, Administration
                                                      since November, 1988.

Robert M. McGovern 61 (d) None                        Executive Vice President,
                                                      Senior Trust Officer
                                                      since February, 1999

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

(d) Mr. McGovern was previously Vice President and Senior Trust Specialist of First Union National Bank from April 1998 to February 1999. Prior to that, Mr. McGovern was Vice President/Trust of CoreStates Bank from 1996 to 1998. From 1985 until 1996, Mr. McGovern was employed by Meridian Bank, most recently as Vice President until it was acquired by CoreStates Bank in 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------   ---------------------------------------------------------------------

     First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 1999, there were 726 shareholders of record.

     The declaration and payment of dividends is at the sole discretion of the Board of Directors, and their amount depends upon the earnings, financial condition, and capital needs of the Company and the Bank and certain other factors including restrictions arising from Federal banking laws and regulations (see "Note R - Regulatory Matters" in the "Notes to Consolidated Financial Statements") and a certain loan agreement (see "Note G - Long-Term Debt" in the "Notes to Consolidated Financial Statements").

     The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price was $17.375 in December 1999 and $27.738 in December 1998. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of June 1999 and June 1998 (see "Note S - Equity Transactions" in the "Notes to Consolidated Financial Statements" contained in "Item 8. Financial Statements and Supplementary Data").


-------------------------------------------------------------------------------
                                                              Cash Dividends
                             High              Low               Declared
-------------------------------------------------------------------------------
1998
     First Quarter         $33.56            $31.07             $ 0.1724
     Second Quarter         34.76             31.74               0.1724
     Third Quarter          34.29             25.48               0.1810
     Fourth Quarter         28.33             25.48               0.1810
                                                                 -------

     TOTAL                                                      $ 0.7068
-------------------------------------------------------------------------------
1999
     First Quarter         $27.62            $21.91             $ 0.1810
     Second Quarter         24.00             20.71               0.1810
     Third Quarter          24.25             18.50               0.1900
     Fourth Quarter         20.00             17.19               0.1900
                                                                 -------

     TOTAL                                                      $ 0.7420
-------------------------------------------------------------------------------

     The Company did not sell any of its equity securities during 1999 that were not registered under the Securities Act.

Item 6. Selected Financial Data

                        Consolidated Financial Highlights

--------------------------------------------------------------------------------
(Dollars in Thousands,                                         Percentage Change
except per share data)              1999       1998      1997   1999/98  1998/97
--------------------------------------------------------------------------------
At Year-End

  Assets                        $ 391,889  $ 358,496  $ 346,738   9.3 %    3.4%
  Deposits                        324,480    294,549    282,255  10.2      4.4
  Loans                           202,258    212,437    229,587  (4.8)    (7.5)
  Shareholders' Equity             28,243     31,717     30,357 (11.0)     4.5

For the Year

  Net Interest Income           $  14,904  $  14,496 $   14,613   2.8 %   (0.8)%
  Net Income                        3,282      3,032      3,283   8.2     (7.6)

Per Share *
  Basic Net Income              $    1.84  $    1.68 $     1.83   9.5 %   (8.2)%
  Diluted Net Income                 1.83       1.67       1.83   9.6     (8.7)
  Dividends Paid                     0.74       0.70       0.64   5.7      9.4
  Book Value                        15.28      18.17      17.49 (15.9)     3.9

Financial Ratios

  Return on average assets           .86%       .86%       .97%
  Return on average equity         10.90%      9.79%     11.67%
  Average shareholders' equity

    to average assets               8.11%      8.60%      8.33%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following financial review and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of First Colonial Group, Inc. (the "Company") with a primary focus on the analysis of operating results for the years ended December 31, 1999, 1998 and 1997. The Company's consolidated earnings are derived primarily from the operations of Nazareth National Bank and Trust Company (the "Bank") and First C. G. Company, Inc. ("First C. G."). The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, and other detailed information appearing elsewhere in this report. Additional financial information can be found in the Company's Form 10-K report, a copy of which may be obtained upon request. During the two most recent fiscal years, there have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure. The information concerning share and per share data included in this discussion has been restated to reflect the 5% stock dividends of June 1999, June 1998, and May 1997.

                           Forward Looking Statements

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements as to litigation and the amount of reserves, statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, results of itigation, and the time, expense and unanticipated problems in unanticipated problems in addressing the Year 2000 issue. These and other risks, uncertainties and other factors are discussed in this Annual Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

                          Financial Performance Summary

     In 1999, First Colonial Group recorded net income of $3,282,000. The 1999 net income is $250,000 or 8.2% higher than 1998 net income of $3,032,000. Net income in 1998 included a provision expense of $1,000,000 to the special reserve for possible losses resulting from specific pre-need funeral trusts which the Bank had been directed to invest in a private placement annuity. The Company's net income in 1998, exclusive of this special reserve, would have been $3,692,000. Net income in 1997 was $3,283,000.

     The basic earnings per share were $1.84, $1.68 and $1.83 in 1999, 1998 and 1997, respectively. The diluted earnings per share were $1.83 in 1999, $1.67 in 1998 and $1.83 in 1997. Diluted earnings per share include the effect of common stock equivalents such as options (see Note A.13 of the "Notes to Consolidated Financial Statements"). The basic and diluted earnings per share, exclusive of the special reserve in 1998, would have been $2.04.

     The Company's return on average assets was .86% in 1999 as compared to .86% in 1998 and .97% in 1997. The return on average equity was 10.90%, 9.79% and 11.67% in 1999, 1998 and 1997, respectively.

     The Company continued to achieve growth in total assets and deposits. Total assets at December 31, 1999 were $391,889,000 as compared to $358,496,000 at year end 1998. This is an increase of $33,393,000 or 9.3%. During 1998 total deposits grew by 10.2% or $29,931,000 to a year-end total of $324,480,000. Total deposits at December 31, 1998 were $294,549,000. Total loans amounted to $202,258,000 and $212,437,000 at December 31, 1999 and 1998, respectively. The loan decrease in 1999 was $10,179,000 or 4.8%. This decrease is attributed in part to the sale of $38,068,000 of residential real estate loans and a $4,140,000 or 10.2% decline in commercial loans during 1999.

     The principal factors affecting earnings in 1999 were a $408,000 or 2.8% increase in net interest income, higher other income of $175,000 or 5.1% exclusive of net gains on the sales of securities and mortgages, a decrease in the provision for possible loan losses of $75,000 and a reduction in Federal income taxes of $102,000. These earnings improvement factors were partially reduced by a decline in net gains on the sales of securities and mortgage loans of $400,000 and higher operating expenses of $110,000.

     The change in 1998 earnings was the result of a $757,000 increase in other income, a decrease in the provision for possible loan losses of $155,000 and a $265,000 reduction in Federal income taxes. Offsetting the earnings increases were a decline in net interest income of $117,000 and higher operating expenses of $1,311,000, including the provision for the special reserve of $1,000,000.


-------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(Dollars in Thousands,
except per share data)
For the Year Ended
December 31,                     1999      1998       1997       1996      1995
-------------------------------------------------------------------------------
CONSOLIDATED SUMMARY OF INCOME:
 Interest Income             $ 26,353  $ 25,367   $ 25,444   $ 23,135  $ 21,896
 Interest Expense              11,449    10,871     10,831      9,578     9,252
                            --------- ---------  ---------  --------- ---------
 Net Interest Income           14,904    14,496     14,613     13,557    12,644
 Provision for Possible
   Loan Losses                    375       450        605        670     1,798
 Gains (Losses) on the
   Sale of Mortgage Loans         157       398        178        (30)       22
 Other Income, Excluding
   Securities and Loan

   Sale Gains                   3,635     3,460      3,044      2,364     2,230
 Securities Gains, Net            563       722        601        308        22
 Other Expense                 14,673    14,563     13,252     11,571    11,204
                            --------- ---------  ---------  --------- ---------
 Income Before Income Taxes
   and Cumulative Effect of

   Accounting Method Change     4,211     4,063      4,579      3,958     1,916
 Applicable Income Taxes          929     1,031      1,296      1,136       515
                            --------- ---------  ---------  --------- ---------
   Net Income                 $ 3,282   $ 3,032    $ 3,283    $ 2,822    $1,401
                            --------- ---------  ---------  --------- ---------
 Cash Dividends Paid          $ 1,321   $ 1,275   $  1,139   $  1,011   $   972
 Cash Dividends Paid Per Share   0.74      0.70       0.64       0.58      0.56
 Dividends Paid to Net Income   40.25%    42.05%     34.69%     35.82%    69.38%

PER SHARE DATA:
  Basic Income                $  1.84   $  1.68    $  1.83    $  1.60    $ 0.80
  Diluted Net Income             1.83      1.67       1.83       1.60      0.80
  Basic  Average Common
    Shares Outstanding      1,786,019 1,805,051  1,786,741  1,764,973 1,741,319
  Dilutive Average Common
    Shares Outstanding      1,789,311 1,812,898  1,792,064  1,767,958 1,741,732

CONSOLIDATED BALANCE SHEET DATA:
 Total Assets                $391,889  $358,496   $346,738   $322,352  $298,514
 Loans (Net of
  Unearned Discount)          202,258   212,437    229,587    220,117   193,130
 Mortgage Loans
  Held-for-Sale                   ---       603        759        721     1,006
 Deposits                     324,480   294,549    282,255    267,668   254,102
 Securities Sold Under
  Agreements to Repurchase      1,730     5,094      8,804      3,795     6,096
 Debt (Short-Term
  and Long-Term)               30,000    20,000     18,390     18,512     7,643
 Shareholders' Equity          28,243    31,717     30,357     26,805    24,767
 Book Value Per Share           15.28     18.17      17.49      16.37     16.04

SELECTED CONSOLIDATED RATIOS:
 Net Income To:
  Average Total Assets           0.86%     0.86%      0.97%      0.92%     0.48%
  Average Shareholders' Equity  10.90%     9.79%     11.67%     11.16%     5.98%

 Average Shareholders'
  Equity to Average Assets       8.11%     8.60%      8.33%      8.35%     8.20%
-------------------------------------------------------------------------------

CONSOLIDATED  COMPARATIVE STATEMENT ANALYSIS
(Dollars in Thousands) For the Year
Ended December 31,

                         1999                1998                   1997
                        Int   Avg           Int    Avg             Int    Avg
                 Avg    Inc/ Yield/   Avg   Inc/  Yield/    Avg    Inc/  Yield/
                 Bal    Exp  Rate     Bal   Exp    Rate     Bal    Exp    Rate
ASSETS
INT-EARNING
ASSETS
 Int-Bearing
  Balances
  with Banks $  3,928  $ 196 4.99%  $3,060 $   176  5.75% $  1,252 $   71  5.67%
 Fed Funds
  Sold            975     47 4.82      641      34  5.30        18      1  5.56
 Inv Sec
  Taxable     107,054  6,829 6.38   80,939   5,002  6.18    69,876  4,592  6.57
  Non-Tax(1)   31,668  2,787 7.22   26,155   1,923  7.35    16,653  1,268  7.62
  Loans(1(2)  212,993 17,817 8.36  219,357  18,910  8.62   229,205 19,972  8.71
  Allow for
  Loan Losses  (2,669)  ---  ---    (2,710)   ---   ---     (2,614)   ---   ---
             -------- ------      --------  ------        -------- ------
  Net Loans   210,324 17,817 8.47  216,647  18,910  8.73   226,591 19,972  8.81
             -------- ------      --------  ------        -------- ------
   Total Int-
   Earn
   Assets     353,949 27,176 7.68  327,442  26,045  7.95   314,390 25,904  8.24
  Non-Int
   Earn Assets 29,153   ---  ---    25,419    ---   ---     24,391    ---   ---
             -------- ------      --------  ------        -------- ------
  TOTAL ASSETS,
  INTEREST
  INCOME     $383,102 27,176 7.09 $352,861  26,045  7.38  $338,781 25,904  7.65
             -------- ------      --------  ------        -------- ------
LIABILITIES
INTEREST-BEARING
LIABILITIES
 Int-Bearing
 Deposits
  Demand
  Deposits   $ 52,395    619 1.18 $ 48,988     562  1.15  $ 45,338    532  1.17
  Money
  Market
  Deposits     13,827    382 2.76   14,366     404  2.81    14,380    404  2.81
  Savings &
  Club
  Deposits     63,199  1,304 2.06   61,177   1,350  2.21    62,746  1,530  2.44
  CD's over
  $100,000      5,040    202 4.01    4,700     175  3.72     5,014    210  4.19
  All Other
  Time Dep    139,076  7,312 5.26  124,823   6,975  5.59   118,846  6,636  5.58
             -------- ------      --------  ------        -------- ------
   Total Int-
   Bearing
   Deposits   273,537  9,819 3.59  254,054   9,466  3.73   246,324  9,312  3.78

 Securities
 Sold Under
 Agreements
 to Repurchase  5,994    194 3.24    5,821     210  3.61     6,459    240  3.72
 Other Short-
 Term
 Borrowings     1,721     89 5.17      974      55  5.65     2,325    132  5.68
 Long-Term
 Debt          23,534  1,347 5.72   18,631   1,140  6.12    18,422  1,147  6.23
             -------- ------      --------  ------        -------- ------
  Total Int-
  Bearing
  Liabilities 304,786 11,449 3.76  279,480  10,871  3.89   273,530 10,831  3.96


NON-INTEREST
BEARING
LIABILITIES
 Non-Int-
 Bearing
 Deposits      41,337   ---  ---    35,254    ---   ---     31,074    ---   ---
 Other Liab     6,843   ---  ---     7,157    ---   ---      6,054    ---   ---
             -------- ------      --------  ------        -------- ------
 TOTAL LIAB   352,966 11,449 3.24  321,891  10,871  3.38   310,658 10,831  3.49
 SHAREHOLDERS'
 EQUITY        30,136   ---  ---    30,970   ---     ---    28,123    ---   ---
             -------- ------      --------  ------        -------- ------
 TOTAL LIAB &
  SHAREHOLDERS'
  EQUITY,
  INTEREST
  EXPENSE    $383,102 11,449 2.99 $352,861  10,871  3.08  $338,781 10,831  3.20

NET INTEREST
INCOME              $ 15,727               $15,174                $15,073
                    --------               -------                -------
 Net Interest
 Spread (3)                  3.92                   4.06                   4.28

 Effect of
 Int-Free
 Sources
 Used to
 Fund Earnings
 Assets                      0.52                   0.57                   0.51

NET INTEREST
MARGIN (4)                   4.44%                  4.63%                  4.79%
                             ----                   ----                   ----


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

                                Average Balances

The "Consolidated Comparative Statement Analysis" table sets forth a comparison of average daily balances, interest income and interest expense on a fully taxable equivalent basis and interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities. For purposes of this analysis, the computations in the "Consolidated Comparative Statement Analysis" were prepared using the Federal statutory rate of 34%; there are no state or local taxes on income applicable to the Company. For further information relating to the effective income tax rate of the Company, see Note I of the "Notes to Consolidated Financial Statements". Interest income on loans includes loan fees of $212,000, $358,000 and $377,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                               Net Interest Income

     Net interest income is the difference between the interest income on loans, investments and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company. Therefore, changes in this category can be essential to the overall net income of the Company. The net interest income, on a fully taxable equivalent basis, amounted to $15,727,000 for 1999, an increase of $553,000 over $15,174,000 in 1998. As shown in the "Rate/Volume Analysis" table, the increase in net interest income in 1999 was attributable to higher net interest income from changes in volume of $355,000 and changes in rates of $198,000. The volume-related change resulted primarily from increases in investment securities partially offset by decreased average balances for loans (see discussions on "Loan Portfolio" and "Mortgage Loans Held-for-Sale") and an increase in time deposits. The rate-related change was primarily the result of the decrease of interest paid on deposits and debt and an increase in the interest rate earned on investments, offset in part by a decline in the interest rates earned on loans.

     Net interest income, on a fully taxable equivalent basis, in 1998 increased $101,000 over the 1997 figure of $15,073,000. This increase was the result of growth in investments, reduced in part by a decrease in loans and an increase in time deposits. Also affecting 1998 was the decrease in interest rates earned on loans and investments exceeding the decrease on the interest rates paid on interest-bearing liabilities.

     The net interest margin, a measure of net interest income performance, is determined by dividing net interest income by total interest-earning assets. The net interest margin was 4.44% for 1999, 4.63% for 1998 and 4.79% for 1997. The decrease in 1999 was the result of the 0.27% decrease in the average rate earned on interest-earning assets being greater than the 0.13% decrease in the average interest rate paid on interest-bearing liabilities. The result was a decline in the interest spread, the difference of interest earned on assets less the interest paid on deposits and debt. The interest spread was 3.92%, 4.06% and 4.28% for 1999, 1998 and 1997, respectively. The impact on earnings by the reduction in the interest spread was diminished in part by the $6,083,000 increase in 1999 of non-interest-bearing deposits.

The following table sets forth a "Rate/Volume Analysis", which segregates in detail the major factors that contributed to the changes in net interest income for the years ended December 31, 1999 and 1998, as compared to the respective previous periods, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rates (change in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non-accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

RATE/VOLUME ANALYSIS
(Dollars in Thousands) (Fully Taxable Equivalent)

                             Increase (Decrease) in Year Ended December 31,
                                1999 to 1998                1998 to 1997
                               Change Due to:              Change Due To:
                            TOTAL   RATE   VOLUME       TOTAL   RATE    VOLUME
                            -----    ---    -----       -----  -----    -----
Interest Income
  Interest-Bearing Balances

   With Banks              $   20  $ (30) $    50      $  105  $   2   $  103
  Federal Funds Sold           13     (5)      18          33     (2)      35
  Investment Securities     2,191    146    2,045       1,065   (328)   1,393
  Loans                    (1,093)  (580)    (513)     (1,062)  (146)    (916)
                            -----    ---    -----       -----  -----    -----
  Total Interest Income     1,131   (469)   1,600         141   (474)     615
                            -----    ---    -----       -----  -----    -----
Interest Expense
  Demand Deposits,

  Savings & Clubs             (11)  (102)      91        (150)  (192)      42
  Time Deposits               364   (442)     806         304     (9)     313
  Securities Sold Under
   Agreements to Repurchase   (16)   (22)       6         (30)    (6)     (24)
  Short-Term Borrowings        34     (8)      42         (77)     -      (77)
  Long-Term Borrowings        207    (93)     300          (7)   (20)      13
                            -----    ---    -----       -----  -----    -----
  Total Interest Expense      578   (667)   1,245          40   (227)     267
                            -----    ---    -----       -----  -----    -----
  Increase in Net

  Interest Income          $  553  $ 198   $  355      $  101 $ (247)  $  348

                        Service Charges and Other Income

     Service charge income on deposit accounts amounted to $1,682,000 in 1999 compared to $1,594,000 in 1998 and $1,349,000 in 1997. In 1999, the service charges on deposit accounts increased by $88,000 or 5.5% over 1999 and the 1998 increase over 1997 was $245,000 or 18.2%. The increases in 1999 and 1998 were primarily the result of increases in the number of deposit accounts and increases in some deposit-related fees, including charges for the use by non-depositors of the Bank's automated teller machines and the Bank's debit card.

     In 1999, the Company had a gain on the sale of mortgage loans of $157,000 as compared to a gain of $398,000 in 1998. In 1997, there was also a gain of $178,000 (see discussion on "Mortgage Loans Held-for-Sale")

     Other operating income was $707,000 in 1999, as compared to $641,000 in 1998. Other operating income for 1997 was $645,000. Investment Management and Trust Division

     Revenue from the Bank's Investment Management and Trust Division operations was $1,246,000 in 1999, representing an increase of $21,000 or 1.7% over revenue of $1,225,000 in 1998. The Investment Management and Trust Division revenue for 1998 increased by 16.7% or $175,000 over the 1997 revenue of $1,050,000. Trust assets are held by the Bank for its customers in a fiduciary or agency capacity, and thus, are not included in the financial statements of the Company. The increase in 1999 and 1998 Trust revenue was the result of the addition of new accounts and increased market values. Fees are assessed by the Trust Division to some customers based on the market value of the assets held in the customers' account. As a result, changing market values will impact the revenues earned from Trust operations.

                                 Other Expenses

     Salaries and employee benefits represent a significant portion of non-interest expense. These expenses, amounting to $6,780,000, increased by $395,000 or 6.2% in 1999 compared to $6,385,000 in 1998. These expenses in 1998 amounted to an increase of $352,000 or 5.8% over the $6,033,000 reported in 1997. The increase in 1999 was primarily due to salary increases of approximately 3.5%, the addition of staff related to the new branch opened in Stroudsburg during the year and increases in the Trust Division staff. Salary expense in 1998 increased due to normal salary increases of approximately 4% and the addition of staff in the Lending Division.

     Occupancy and equipment expenses were $2,171,000 in 1999 which was $53,000 greater than the 1998 amount of $2,118,000. The 1998 amount was $60,000 less than the 1997 occupancy and equipment expense of $2,178,000. The increase in 1999 was primarily due to the establishment of the new branch in Stroudsburg and new equipment related to the Y2K issue. The decrease in 1998 was the result of cost control measures which offset the added expenses of a new teller system and Trust system.

     Other operating expenses (such as the provision for the special reserve, advertising, publicity, litigation costs, deposit insurance premiums, data processing fees, legal, accounting, supplies, postage and telephone) in 1999 were $5,722,000, compared to $6,060,000 in 1998 and $5,041,000 in 1997. The decrease of $338,000 or 5.6% in other operating expense during 1999 was primarily due to a $943,000 decrease in the provision to the special reserve for Trust operations offset in part by increases of $251,000 in legal and litigation expenses, $190,000 in data processing fees and $95,000 in consulting fees. The increase in 1998 of $1,019,000 or 20.2% was the result of the provision to the special reserve for Trust Operations of $1,000,000 and higher legal and loan collection costs. The Company's advertising costs are expensed as incurred.
Advertising costs were $574,000, $597,000 and $524,000 for the years ended December 31, 1999, 1998 and 1997, respectively (see Notes A.15 and H of the "Notes to Consolidated Financial Statements").

                              Investment Securitie

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 1999 and 1998. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements (see Notes A.2 and B of the "Notes to Consolidated Financial Statements").

     Held-to-maturity securities totaled $19,887,000 at December 31, 1999 and $17,723,000 at December 31, 1998. The Company has the intent and ability to hold these securities until maturity. The fair value of these securities was $19,123,000 and $17,920,000 at December 31, 1999 and 1998, respectively.

     The Company, at December 31, 1999 and 1998, did not hold any securities identified as derivatives in the form of Collateralized Mortgage Obligations
(CMOs),  Planned  Amortization  Class  (PAC),  Real Estate  Mortgage  Investment
Conducts (REMICs), Stripped-Mortgage-Backed Securities, interest rate swaps, futures or options. The Company held adjustable rate mortgage-backed securities issued by U. S. Government Agencies totaling $19,904,000 at December 31, 1999 ($16,147,000 in available-for-sale and $3,757,000 in held-to-maturity) and
$19,844,000  at  December  31,  1998  ($15,776,000  in  available-for-sale   and
$4,068,000 in held-to-maturity). The interest rates on most of these securities are tied to various indexes, are subject to various caps, and adjust annually. The Company also held fixed rate mortgage-backed securities issued by U. S. Government Agencies totaling $31,145,000 at December 31, 1999 ($29,882,000 in available-for-sale and $1,263,000 in held-to-maturity) and $19,258,000 at December 31, 1998 ($17,365,000 in available-for-sale and $1,893,000 in held-to-maturity).

                          Securities Available-for-Sale

     The Company had $132,356,000 of securities available-for-sale at December 31, 1999, as compared to $98,389,000 at December 31, 1998. At December 31, 1999,
the net unrealized loss on these securities was $4,322,000, net of the tax effect of $2,226,000. There was a net unrealized gain of $527,000, net of the tax effect of $272,000 on the available-for-sale securities at December 31, 1998. The net unrealized gain or loss is included in shareholders' equity (see Notes A.2 and B of the "Notes to Consolidated Financial Statements").

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

     During 1999, $16,295,000 of securities available-for-sale were sold, resulting in a total net gain of $563,000, which was recorded in income and includes net gains on equity securities sold by First C. G. of $401,000. The securities sold were primarily U. S. Treasury, U. S. Agency mortgage-backed bonds and municipal bonds held by the Bank and equity securities held by First
C. G. The sales by the Bank were executed to provide liquidity and improve future interest income. The sales of equity securities by First C. G. were made to recognize certain gains, reposition the equity portfolio and provide funds for a $1,000,000 loan to the Bank's Employee Stock Ownership Plan (see Note J of the "Notes to Consolidated Financial Statements"). Securities purchased by the Company in 1999 totaled $78,275,000. Included in these purchases were
$36,323,000 in U. S. Agency fixed rate bonds, $3,086,000 in U. S. Agency adjustable rate bonds, $27,690,000 in U. S. Agency mortgage-backed bonds, $8,016,000 in municipal securities, $215,000 in public housing bonds, $1,000,000 in U. S. Treasury bonds, $494,000 in corporate bonds and $1,451,000 in equity securities. The securities sold in 1998 totaling $10,620,000 were primarily U.
S. Treasury, U. S. Agency and mortgage-backed bonds held by the Bank and equity securities held by First C. G. The 1998 sales resulted in net gains of $722,000. These gains include net gains of $694,000 on equity securities held by First C.
G. The sales were made to provide liquidity to fund a $500,000 loan to the Bank's Employee Stock Ownership Plan, improve future income and invest in a broader list of equity securities. Security purchases in 1998 amounted to $76,280,000 which were primarily U. S. Agency mortgage-backed bonds, U. S. Agency fixed rate bonds, municipal securities and U. S. Treasury bonds. In 1997, a net gain on security transactions of $601,000 was recorded on sales of $13,279,000.

                                 Loan Portfolio

     At December 31, 1999, total loans (net of unearned discounts of $691,000 in 1999 and $1,025,000 in 1998) of $202,258,000 were $10,179,000, or 4.8% less than the 1998 amount of $212,437,000. The decline in loans in 1999 was primarily the result of a decrease of $7,044,000 or 5.9% in residential real estate loans, a decrease of $4,952,000 or 42.4% in real estate construction loans, a decrease of

$2,778,000 or 9.4% in commercial real estate loans and a decrease of $1,441,000 or 11.9% in commercial and municipal loans partially offset by a $5,702,000 or 14.2% increase in consumer loans.

Loans Outstanding at December 31 by Major Category are as follows:


--------------------------------------------------------
Dollars in Thousands at Dec. 31,      1999         1998
--------------------------------------------------------

Real Estate Residential          $ 112,870    $ 119,914
Real Estate Construction             6,737       11,689
Real Estate Commercial              26,809       29,587
Consumer                            45,886       40,184
Municipal                            1,096        1,178
Commercial & Other                   9,551       10,910
                                  ---------    ---------
   Total                           202,949      213,462

Unearned Discount                     (691)      (1,025)
                                  ---------    ---------

Net                              $ 202,258    $ 212,437
--------------------------------------------------------

     The decline in residential real estate loans was the result of management's decision to sell $20,977,000 of these loans originated in the prior year to reduce the Bank's interest rate risk and concentration in these types of loans (see discussion on "Mortgage Loans Held-for-Sale").

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

     The loan to deposit ratio was 62.3% at December 31, 1999 and 72.1% at December 31, 1998. Additional information concerning loans is shown in Note C of the "Notes to Consolidated Financial Statements".

                          Mortgage Loans Held-for-Sale

     In 1999, management continued a program of selling most of its newly originated residential real estate loans in the secondary market. The purpose of this plan is to reduce the Company's interest rate risk and to provide funds to support a higher level of loan originations.

     The sales of residential real estate loans in the secondary market for 1999 amounted to $38,068,000. The amount of these loans originated in 1999 was $17,091,000, with the remaining $20,977,000 being originated in prior years of which $603,000 was identified as held-for-sale at December 31, 1998. The sale of prior years loans in excess of those identified as held-for-sale was done to restructure the loan portfolio, reducing interest rate risk and the level of concentration in residential real estate loans. A net gain of $157,000 was recorded on the total amount of loans sold. At December 31, 1999, there were no residential real estate loans identified as held-for-sale.

     In 1998, the Company originated $21,316,000 of residential real estate loans which were sold in the secondary market. In addition, during 1998, $21,564,000 of residential real estate loans originated in prior years were sold. A net gain of $398,000 was recognized on the total loans sold in 1998. At December 31, 1998, $603,000 of residential real estate loans were identified as held-for-sale. Included in other operating expenses in 1998 is an unrealized loss of $1,000 on these loans.

     During 1997, the Company had a net gain of $178,000 on the sale of $10,754,000 of residential real estate loans. The other operating expenses for 1997 include an unrealized loss of $13,000 on mortgage loans held-for-sale of $759,000 at year-end 1997.

     The Company intends to continue to originate residential real estate loans in 2000 and to sell some of these loans in the secondary market. The Company services all of the residential mortgage oans sold and plans to continue this practice.

                              Non-Performing Loans

     The following discussion relates to the Bank's non-performing loans, which consist of loans on a non-accrual basis and accruing loans which are past due ninety days or more.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is in doubt. The Company recognizes these loans as non-accrual, but considers the principal to be substantially collectible because the loans are protected by adequate collateral or other resources. Payments received on non-accrual loans are applied to principal until such time as the principal is paid off. Any additional payments are then recognized as interest income.

     The table "Non-Accrual Loans" shows the balance and the effect non-accrual loans have had on interest income for each of the periods indicated. Loans on non-accrual status totaled $1,311,000 at December 31, 1999. This balance represents a $66,000 increase in non-accrual loans during 1999 due to the deterioration of certain commercial, residential real estate and consumer loans. Management believes there is sufficient collateral to cover any possible losses on these loans.

     The Company did not have any significant loans that qualify as "Troubled Debt Restructuring" as defined by SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructuring", at December 31, 1999 and 1998.

Non-Accrual Loans

-------------------------------------------------------------------------------
(Dollars in Thousands)
at December 31,            1999        1998       1997        1996        1995
-------------------------------------------------------------------------------

Non-accrual loans on
  a cash basis          $ 1,311     $ 1,245    $   813     $ 1,440     $ 2,181

Non-accrual loans
  as a percentage

  of total loans            .65%        .59%       .35%        .65%       1.13%

Interest which would
  have been recorded
  at original rate      $    56     $   144    $    64     $   210     $   214

Interest that was

  reflected in income        35          23        111          40          44

Net impact on

  interest income       $    21     $  (121)   $    47     $  (170)    $  (170)
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

Accruing Loans Past Due 90 Days or More

--------------------------------------------------------------------------------
(Dollars in Thousands)
at December 31,              1999      1998      1997       1996       1995
--------------------------------------------------------------------------------

Accruing loans past due
  90 days or more         $ 1,491    $1,021    $  802    $   986    $ 1,115

Accruing loans past due
  90 days or more
  as a percentage
  of total loans             .74%      .48%      .35%       .45%       .58%

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

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment at December 31, 1999 and 1998 are as follows:

------------------------------------------------------------
(Dollars in Thousands)
  at December 31,                        1999       1998
------------------------------------------------------------

Principal amount of impaired loans      $370        $524
Accrued interest                         ---         ---
Deferred loan costs                      ---         ---
                                     -------     -------
                                         370         524
Less valuation allowance

  at December 31,                        (74)       (303)
                                     --------    --------
                                        $296        $221
------------------------------------------------------------

     The activity in the allowance account for credit losses related to impaired loans is as follows:

-----------------------------------------------------------------
(Dollars in Thousands)
  for the year ended                         1999        1998
-----------------------------------------------------------------

Valuation allowance at January 1,            $303       $138
Provision for loan impairment                 ---        294
Direct charge-offs                           (161)      (129)
Recoveries                                    ---        ---
Transfers to Unallocated Reserve              (68)       ---
                                          -------    -------
Valuation allowance at December 31,          $ 74       $303

-----------------------------------------------------------------

     Total cash collected on impaired loans during 1999 was $267,000, of which $232,000 was credited to the principal balance outstanding on such loans, and $35,000 was recognized as interest income.

     Total cash collected on impaired loans during 1998 was $506,000, of which $483,000 was credited to the principal balance outstanding on such loans and $23,000 was recognized as interest income. Interest that would have been accrued on impaired loans was $56,000 and $144,000 in 1999 and 1998, respectively. The valuation allowance for impaired loans of $74,000 at December 31, 1999 and $303,000 at December 31, 1998 is included in the "Allowance for Possible Loan

Losses" which amounts to $2,437,000 and $2,691,000 at December 31, 1999 and 1998, respectively.

     Shown in the following table is the amount of "Other Real Estate Owned" as of the end of each of the periods indicated recorded as an asset on the Company's books as the result of the foreclosure of certain non-performing real estate loans.

OTHER REAL ESTATE OWNED

-----------------------------------------------------------------
(Dollars in
 Thousands)
 at December 31,       1999     1998      1997      1996     1995
-----------------------------------------------------------------

Other Real Estate     $ 571    $ 636     $ 284     $ 595    $ 364
  Owned
-----------------------------------------------------------------

                             Allowance and Provision
                            for Possible Loan Losses

     The allowance for possible loan losses constitutes the amount available to absorb estimated losses within the loan portfolio. As of December 31, 1999, the allowance for possible loan losses was $2,437,000 as compared to the December 31, 1998 amount of $2,691,000 and the December 31, 1997 amount of $2,664,000.
The allowance for possible loan losses as a percentage of total loans outstanding as of December 31, 1999 was 1.20%. This compares to 1.27% at the end of 1998 and 1.16% at the end of 1997. The decrease in the allowance for possible loan losses of $254,000 was the result of management's review of loans outstanding (see discussion on "Loan Portfolio") and non-performing loans (the sum of non-accrual loans and accruing loans past due 90 days or more) of $2,802,000 as of December 31, 1999 as compared to $2,266,000 as of December 31, 1998 (see tables on "Non-Accrual Loans" and "Accruing Loans Past Due 90 Days or More"). Net charge-offs as detailed in the table "Allowance for Possible Loan Losses" were $629,000 in 1999 or $206,000 greater than the 1998 amount of $423,000. The 1999 charge-offs were the result of losses on commercial, consumer and residential real estate loans. The net charge-offs in 1998 were primarily the result of losses on commercial, consumer and residential loans. Net loans charged-off in 1997 were $473,000. The ratio of net loan charge-offs to average loans outstanding was .30%, .19% and .21% in 1999, 1998 and 1997, respectively.

     The provision for loan losses for the year ended December 31, 1999 was $375,000 as compared to $450,000 for the year ended December 31, 1998 and $605,000 for the year ended December 31, 1997. The decrease in 1999 from 1998 was $75,000. In 1998, the decrease in the provision was $155,000 from 1997.

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

     The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated. The allocated component of the allowance for loan losses reflects possible losses resulting from the analysis of individual loans, pools of loans and commitments. The specific allowance allocations for individual loans is based on an analysis of individual loans where the internal credit rating is at or below a predetermined classification. The general allocation for pools of loans and commitments is based on historical loss experience adjusted for current trends in areas such as lending policies, economic conditions, delinquencies and concentrations. The historical loss factor is determined using actual loss experience and the related internal risk rating of loans charged off. The unallocated portion of the allowance is a function of the total allowance and the allocated portion of the allowance. The analysis of the allowance is performed quarterly and historical factors are updated periodically based on actual experience.

ALLOWANCE FOR POSSIBLE LOAN LOSSES
-------------------------------------------------------------------------------
(Dollars in Thousands)
For the Year Ended December 31,      1999      1998      1997      1996     1995
-------------------------------------------------------------------------------
Allowance for Loan Losses
at Beginning of Year             $  2,691  $  2,664  $  2,532  $  2,443 $  2,187

Loans Charged-Off by Category:
   Commercial                         255       133       249       365      161
   Real Estate - Construction          --        --        --        --       --
   Real Estate - Residential          147        59        20        31       --
   Consumer/Installment               330       348       301       271      319
   Other                               --        --        --        --    1,278
                                 --------  --------  --------  --------  -------
Total Loans Charged-Off               732       540       570       667    1,758
                                 --------  --------  --------  --------  -------
Loans Recovered by Category:
   Commercial                          30        42        19        39      105
   Real Estate - Construction          --        --        --        --       --
   Real Estate - Residential           29         1         1        --       --
   Consumer/Installment                44        74        77        47       97
   Other                               --        --        --        --       14
                                 --------  --------  --------  -------- --------
Total Loans Recovered                 103       117        97        86      216
                                 --------  --------  --------  -------- --------
Net Loans Charged-Off                 629       423       473       581    1,542
                                 --------  --------  --------  -------- --------
Provision Charged to Expense          375       450       605       670    1,798
                                 --------  --------  --------  -------- --------
Allowance for Loan Losses
 at End of Period                $  2,437  $  2,691  $  2,664  $  2,532 $  2,443
                                 ========  ========  ========  ======== ========

Total Loans
   Average                       $212,993  $217,191  $228,245  $206,378 $190,874
   Year-End                      $202,258  $212,437  $229,587  $220,117 $193,130

Net Loans Charged Off to:
   Average Loans                     .30%      .19%      .21%      .28%    .81%
   Loans at Year-End                 .31%      .20%      .21%      .26%    .80%
   Allowance for Possible
     Loan Losses at Year-End       25.81%    15.72%    17.76%    22.95%  63.12%
   Provision for Possible
     Loan Losses                  167.73%    94.00%    78.18%    86.72%  85.76%

Allowance for Possible Loan Losses at Year-End to:

   Average Loans                    1.14%     1.24%     1.17%     1.23%   1.28%
   Loans at Year-End                1.20%     1.27%     1.16%     1.15%   1.26%

-------------------------------------------------------------------------------

                                    Deposits

     Deposits are the primary source of the Company's funds. During 1999, deposits increased by $29,931,000 or 10.2% to a total of $324,480,000 at December 31, 1999, from a total of $294,549,000 at December 31, 1998. Average deposits for 1999 were $314,874,000, an increase of $25,566,000 or 8.8% over the average total deposits for 1998 of $289,308,000. Contributing to the increase in average deposits was the strong growth of checking deposits both interest and non-interest bearing as consumers responded to a marketing campaign to attract these types of deposits and continued growth in certificates of deposit and savings accounts. The deposit growth in checking deposits, certificates of deposit and savings accounts was partially offset by a small decline in money market accounts. The continued growth of deposits held by the Company and the banking industry in general could be adversely affected by the flow of funds into credit unions, mutual funds and other investment options.

     The Bank's time deposits, excluding certificates of deposit under $100,000, increased in 1999 with average balances of $139,076,000, which was $14,253,000 or 11.4% higher than the 1998 average balance of $124,823,000. Non-interest bearing deposits averaged $41,337,000 in 1999 as compared to $35,254,000 in 1998, an increase of $6,083,000 or 17.3%. In addition, there was an increase in average interest-bearing demand deposits of $3,407,000 or 7.0% to $52,395,000 in 1999 from $48,988,000 in 1998, an increase in average savings and club deposits of $2,022,000 or 3.3% from an average balance of $61,177,000 in 1998 to an average balance of $63,199,000 in 1999 and an increase in average certificates of deposit over $100,000 which averaged $5,040,000 in 1999 as compared to $4,700,000 in 1998, an increase of $340,000 or 7.2%. Partially offsetting this growth was a $539,000 or 3.8% decline in average money market deposits. Average money market deposits were $13,827,000 and $14,366,000 in 1999 and 1998, respectively.

                              Short-Term Borrowings

     The Bank had securities sold under agreements to repurchase totaling $1,730,000 at December 31, 1999 and $5,094,000 at December 31, 1998. At December
31, 1999 and 1998, there were no short-term borrowings in the form of Federal funds purchased, Federal Reserve Bank discount borrowings or Federal Home Loan Bank borrowings. Additional information relating to short-term borrowings can be found in Note F of the "Notes to Consolidated Financial Statements".

                         Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, short-term investment securities, and funds received from the repayment of loans and short-term borrowings. At year-end 1999, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $21,861,000, and securities maturing within one year totaled $2,249,000. At year-end 1998, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $17,560,000, and securities maturing within one year were $4,493,000.

     The Bank is a member of the Federal Home Loan Bank of Pittsburgh, Pennsylvania. The Bank had interest-bearing deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $5,548,000 at December 31, 1999, and $3,193,000 at December 31, 1998. These deposits are included in interest-bearing deposits with banks on the Company's financial statements. As a result of this relationship, the Bank places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh in place of other banks. The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000, all of which was available at December 31, 1999.

     The Bank had four long-term loans from the Federal Home Loan Bank of Pittsburgh totaling $30,000,000 at December 31, 1999 and three long-term loans totaling $20,000,000 at December 31, 1998. The loans outstanding at December 31, 1999 were originated in 1999, 1998 and 1996 with the proceeds used to fund the growth in residential real estate loans and the investment portfolio. The loans are for $8,000,000 originated in August, 1996, and due August, 2000, at a fixed rate of 5.89%, $5,000,000 originated in December, 1996 and due December, 2001, at a variable rate at LIBOR plus 3 basis points (6.26% at December 31, 1999), $7,000,000 originated in October, 1998 and due October, 2008, at a fixed rate of 4.86% until December, 2003, at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points and $10,000,000 originated in August, 1999, and due in August, 2004, at a fixed rate of 6.06% until August 21, 2001, at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, if the LIBOR rate is 7.5% or higher. If the lender elects to convert a fixed rate loan to a variable rate, the Bank may prepay the loan converted in full at the time of conversion without a penalty. The Bank had an additional loan from the Federal Home Loan Bank at December 31, 1997 in the amount of $5,000,000 that was paid in full in November, 1998. This loan was originated in 1996 and had a fixed interest rate of 5.96% (see Note G of the "Notes to Consolidated Financial Statements").

     Cash flows for the year ended December 31, 1999, consisted of cash provided by financing activities of $34,659,000 and cash provided by operating activities of $3,889,000 offset in part by cash used in investing activities of $36,535,000 resulting in a net increase in cash and cash equivalents of $2,013,000. The cash provided by financing activities was comprised of a net increase in certificates of deposit of $27,873,000, a net increase in long-term debt of $10,000,000, a net increase in interest and non-interest bearing demand and savings deposits of $2,058,000, and proceeds from the sale of common stock to the Dividend Reinvestment Plan of $302,000. Partially offsetting these increases were a net decrease in repurchase agreements of $3,364,000, the payment of cash dividends of $1,321,000 and a net increase to the ESOP debt of $885,000. The cash provided by operating activities was comprised principally of the proceeds from mortgage loan sales of $38,068,000, net income of $3,282,000, depreciation and amortization of $1,027,000, an increase in accrued interest payable of $672,000 and the provision for possible loan losses of $375,000, reduced in part by mortgage loans originated for sale of $37,460,000, net investment securities gains of $563,000, a net increase in other assets of $970,000, an increase in accrued interest income of $503,000 and net gains on the sale of mortgage loans of $157,000. The cash used in investing activities was primarily for the purchase of securities available-for-sale in the amount of $72,150,000, the purchase of securities held-to-maturity in the amount of $6,559,000, a net increase in interest-bearing deposits with banks of $2,288,000 and the purchase of premises and equipment in the amount of $1,143,000. These cash uses were partially offset by the proceeds from the sales of securities available-for-sale of $16,858,000, proceeds from the maturities of securities available-for-sale of $15,331,000, proceeds from the maturities of securities held-to-maturity of $3,622,000 and a net decrease in loans of $9,412,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at December 31, 1999 was $28,243,000 as compared to $31,717,000 at December 31, 1998, a decrease of $3,474,000 or 11.0%. This decrease was attributable to a decline of $4,848,000 in accumulated other comprehensive income (see Note A.7 of the "Notes to Consolidated Financial Statements"), and a net increase of $885,000 in ESOP debt. These decreases were partially offset by retained earnings and the sale of common shares pursuant to the Dividend Reinvestment Plan. Total shareholders' equity, exclusive of accumulated other comprehensive income was $32,564,000 and $31,190,000 at December 31, 1999 and 1998, respectively. This is an increase of $1,374,000 or 4.4%. The accumulated other comprehensive income is comprised of the unrealized gains or losses on securities available-for-sale. The unrealized losses on securities available-for-sale at December 31, 1999 amounted to $4,322,000 (net of tax effect of $2,226,000). Included in shareholders' equity at December 31, 1998 was $527,000 (net of tax effect of $272,000) of unrealized losses on securities available-for-sale (see discussion on "Securities Available-for-Sale").

     The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on June 24, 1999 to all shareholders of record at the close of business on June 4, 1999. On June 25, 1998, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on June 5, 1998. The Company also paid a 5% stock dividend on June 19, 1997 to shareholders of record on May 30, 1997. Fractional shares on the stock dividends were paid in cash. The number of average shares and per share information in this report has been restated to reflect these 5% stock dividends.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. In 1999, 15,061 new common shares were purchased pursuant to this Plan at an average price of $20.99 for total proceeds of $316,000. In 1998, 10,910 common shares were purchased pursuant to the Plan at an average price of $29.98 per share. The total proceeds were $327,000. New common shares purchased in 1998 totaled 7,992 at an average price of $29.15 for proceeds of $233,000. The remaining purchase of 2,918 shares were from Treasury shares at an average price of $33.21 for proceeds of $94,000.

     A Non-Employee Directors Stock Option Plan was adopted by the Company in 1994. This plan provides for the awarding of stock options to the Company's non-employee directors. In 1999, options to purchase 7,654 shares of the Company's common stock at an average price of $21.81 were granted. During 1999, options for 1,276 shares of the Company's common stock issued pursuant to the plan were exercised at an average price of $13.32 per share. No options were issued or exercised under this Plan in 1998. During 1997, options for 957 shares of the Company's common stock were exercised by a non-employee director at a price of $13.32 per share.

     The Company also has a "Stock Option Plan" that was originally adopted in 1986 and the "1996 Stock Option Plan" that was adopted in 1996 which provide for the granting of options to acquire the Company's common stock for officers and key employees. In 1999, no options were issued under this plan. In 1998, options to purchase 32,524 shares of the Company's common stock at a price of $33.56 per share were granted to certain officers. No options were exercised under this plan in 1999 and 1998. During 1997, options to purchase 20,948 shares of the Company's common stock at a price of $21.31 were issued under this plan. In 1997, options to purchase 6,330 shares of the Company's common stock issued pursuant to the 1986 Plan were exercised at an average price of $14.93 per share.

     The Company Stock Option Plans are accounted for under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations. This accounting method is permitted under Financial Accounting Standards Board standard SFAS No. 123, "Accounting for Stock-Based Compensation", which allows an entity to use a fair-value based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the Standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25. Additional information relating to the Company's
Stock Option Plans can be found in Notes A.10 and M of the "Notes to Consolidated Financial Statements".

     The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Additional information relating to the Company's and Bank's capital requirements and capital ratios can be found in Note R of the "Notes to Consolidated Financial Statements".

     A group of funeral directors have asserted certain claims against the Bank in connection with certain pre-need funeral trusts which were allegedly directed by funeral directors to be invested in a private placement annuity. The Company has incurred legal expenses in regard to these claims during 1999 and 1998. In 1998, the Company established a reserve of $1.5 million against these possible claims. The reserve balance, as of December 31, 1999 equaled $994,000 with respect to unsettled claims. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. However, there is no assurance that the Bank will be successful. The Company will continue to incur significant legal expenses in regard to these claims and any settlement of this case could exceed the reserve amount and thus have a negative impact on the Company's future earnings and financial condition (see Note N of the "Notes to Consolidated Financial Statements").

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

     In order to address the Year 2000 Issue, the Company developed and implemented a five phase compliance plan divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. The Company completed all phases of the plan prior to year-end 1999.

     The Company had identified its mission-critical systems as those that affect the Company's ability to process banking transactions and its general accounting systems. Such systems include deposit, loan and trust accounting, check and deposit processing and branch teller equipment.

     The Company purchases most of its computer software from major outside providers of bank software. A significant component of the Year 2000 plan was to install the Year 2000 compliant software provided by these vendors and also to test these supplied systems. The Company's major software providers have informed the Company that, based on tests they have conducted and continue to conduct, they believe their respective systems to be Year 2000 compliant. In addition, the Company conducted its own tests on these systems provided by vendors. The Company also has some internally generated programmed software. This software was corrected for Year 2000.

     The Company has reviewed the impact of Year 2000 on other equipment and systems such as heating, air conditioning, telecommunications, electric service, vaults, photocopiers, personal computers, printers and other equipment where necessary. Some of this equipment, such as personal computers, were replaced. Other items such as vaults, heating, air conditioning, photocopiers and printers were tested and found "not date sensitive". The Company's providers of telecommunications and electric service were contacted. These providers indicated they do not expect any interruption of service in the Year 2000.

     Other important segments of the Year 2000 plan were to identify those suppliers and customers whose possible lack of Year 2000 preparedness might expose the Company to financial loss. Included in this process was communications to all the Company's customers and identification of loan and deposit customers whose failure to address the Year 2000 Issue might impact their banking relationship. As a result of this communication, the Company identified those customers who may be affected by the Year 2000. Risk factors were assigned to these customers. The Company has not experienced any significant loss as a result of these risks. The Company initiated communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

     The Company developed contingency plans to address any or all systems that, despite all testing, still did not operate correctly in the Year 2000. The contingency plans provide for manual and personal computer based systems to process checks, deposits and loan transactions. The Company increased its inventories of the various required supplies, such as new account and loan forms, deposit withdrawal forms and other pre-printed forms, available at the Company's Main Office and branch offices. Alternative communications systems were established and alternative power source was installed at the Company's Operations Center.

     The Company spent $215,000 and $496,000 on Year 2000 compliance matters in 1999 and 1998, respectively. As of December 31, 1999, $1,066,000 has been spent on this project. These expenses are comprised of the replacement of branch teller and new account systems for $645,000, replacement of personal computers for $231,000, the installation of an alternative electrical power source at the Company's Operations Center for $90,000, the replacement of automatic teller machines for $28,000, replacement of mortgage lending software for $19,000 and enhancements to banking systems of $21,000 and trust systems of $12,000. In addition, the Company spent $20,000 on communications to its customers regarding Year 2000 issues. The expenses related to Year 2000 were financed by the general revenues of the Company and are included in the Company's other operating expenses in the Company's financial statement.

     The Company does not anticipate any additional Year 2000 related expenses. No significant projects have been delayed as a result of the Company's Year 2000 effort.

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

     The Federal banking agencies have conducted Year 2000 compliance examinations. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The Company and the Bank are subject to regulation and supervision by the Federal Reserve Bank and the Comptroller of the Currency which regularly conducts reviews of the safety and soundness of the Company's operations, including the Company's progress in becoming Year 2000 compliant. The regulatory agencies have established examination procedures which contain three categories of ratings:
"Satisfactory", "Needs Improvement" and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, Federal banking agencies will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues. Failure by the Company to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations, including the imposition of restrictions upon its operations by the Comptroller of the Currency.

     The Company did not experience any material problems related to Year 2000 during the month of January, 2000. The Bank had all of its branch offices open for business on January 1, 2000 with all systems operating normally. The potential full effect, if any, of the Year 2000 issue on the Company, its customers and its business partners, including other banks, the Federal Reserve Bank and other Federal agencies, will not be fully determined until later. If problems related to the Year 2000 arise within the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

                            Earnings Per Common Share

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" in 1997. SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128 (see Note A.13 of the "Notes to Consolidated Financial Statements). Accounting for the Impairment of Long-Lived Assets

     The Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no material effect on the Company's consolidated financial position or results of operations. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     The Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adoption of this statement had no material impact on the Company's consolidated financial position or results of operations.

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

          Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in the value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholder' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operations.

                      Quarterly Financial Data (Unaudited)

     The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to reflect retroactively the 5% stock dividends of June, 1999, June, 1998 and May, 1997.

QUARTERLY FINANCIAL DATA (Unaudited)

Dollars in Thousands,
except per share data

     1999                      Dec. 31     Sept. 30     June 30     March 31

Interest  income                $6,705       $6,934      $6,490       $6,224
Net interest income              3,683        3,980       3,685        3,556
Provision for possible
 loan losses                       125           --         125          125
Net gain (loss) on sale
of securities and mortgages          9           59         358          294
Income before income taxes         845        1,161       1,208          997
Net income                      $  687       $  885      $  925       $  785
Basic net income per share      $ 0.39       $ 0.48      $ 0.52       $ 0.44
Diluted net income per share    $ 0.39       $ 0.49      $ 0.51       $ 0.44


                                             Three Months Ended

      1998                      Dec. 31     Sept. 30     June 30     March 31

Interest  income                $6,234       $6,393      $6,355       $6,385
Net interest income              3,504        3,643       3,650        3,699
Provision for possible
 loan losses                       112          113         113          112
Net gain (loss) on sale
of securities and mortgages        350          135         495          140
Income before income taxes         630        1,175       1,219        1,039
Net income                      $  498       $  871      $  895       $  768
Basic net income per share      $ 0.27       $ 0.48      $ 0.50       $ 0.43
Diluted net income per share    $ 0.27       $ 0.48      $ 0.49       $ 0.43

Item 7.A      Quantitative and Qualitative Disclosure About Market Risks

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

     The Company and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh and Monroe, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of residential real estate loans (55.6% of total loans) and commercial loans supported by real estate (13.2% of total loans) in its loan portfolio. In addition, 56.2% of the Bank's consumer, installment loans are for recreational vehicles. These loans represent 12.7% of total loans (see Note P of the "Notes to Consolidated Financial Statements"). These loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's Balance Sheet and are subject to interest rate risk (see discussion on "Mortgage Loans Held-for-Sale"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps (see discussions on "Investment Securities" and "Securities Available-for-Sale").

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

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At December 31, 1999, assets of $157,197,000 (40% of total assets) were subject to interest rate changes within one year. This compares to assets subject to interest rate changes within one year of $143,809,000 (40% of total assets) at the end of 1998 and $151,613,000 (44% of total assets) at the end of 1997. Liabilities subject to rate change within one year were $163,662,000, $175,047,000 and $166,220,000 in 1999, 1998 and 1997, respectively. A negative one-year gap position of $6,465,000 existed as of December 31, 1999. The gap positions at December 31, 1998 and 1997 were negative $31,238,000 and negative $14,607,000, respectively. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was .96 at the end of 1999, compared to .82 at the end of 1998 and .91 at the end of 1997. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at December 31, 1999 for five time-intervals. The Company's negative gap position for the one year time frame decreased in 1999 as a result of a decrease in interest-bearing demand deposits with a maturity of one year or less and a reduction of loan maturities. The change in the deposit mix was due to the sale of longer term certificates of deposit to customers. The change in loan maturities was due in part to the sale of residential mortgage loans. Management intends to continue to purchase adjustable rate securities, make adjustable rate loans, market longer-term certificates of deposit and sell fixed-rate mortgage loans to maintain an acceptable gap position.

Interest Sensitivity Analysis

                      0-90   91-180   181-365        1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $ 5,589  $   ---  $    ---   $    ---   $    ---    $ 5,589
Federal Funds Sold    2,000      ---       ---        ---        ---      2,000
Inv Securities       17,925   11,245    26,255     72,126     24,692    152,243
Loans Held-for-Sale     ---      ---       ---        ---        ---        ---
Loans                48,573    9,122    22,216     61,981     57,929    199,821
Other Assets         14,272      ---       ---        ---     17,964     32,236
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $88,359  $20,367  $ 48,471   $134,107   $100,585   $391,889
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing

  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 41,813   $ 41,813
Int-Bearing
 Deposits            99,506   18,747    30,679     72,286     61,449    282,667
Securities Sold
 Under Agreements

 to Repurchase        1,730      ---       ---        ---        ---      1,730
Long-Term Debt        5,000      ---     8,000     17,000        ---     30,000
Other                   ---      ---       ---        ---      7,436      7,436
Capital                 ---      ---       ---        ---     28,243     28,243
                    ------- --------  --------    -------   --------   --------
  TOTAL LIABILITIES
  AND CAPITAL      $106,236  $18,747 $  38,679    $89,286   $138,941   $391,889
                    ------- --------  --------    -------   --------   --------
Net Interest

  Sensitivity Gap  $(17,877)$  1,620 $   9,792    $44,821   $(38,356)  $    ---

Cumulative Int

  Sensitivity Gap  $(17,877)$(16,257)$ (6,465)    $38,356   $    ---   $    ---

Cumulative Gap

  RSA/RSL             83.2%    87.0%    96.1%      115.2%     100.0%

(1) Historically, non-interest-bearing deposits reflect insignificant change in deposit trends and, therefore, the Company classifies these deposits over five years.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest-rate changes that are characteristic of various interest-rate-sensitive assets and liabilities. Consequently, even though the Company currently has a negative gap position because of the unequal sensitivity of these assets and liabilities, management believes that this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of changes in the market value of portfolio value at December 31, 1999 are as follows:

-------------------------------------------------------------------------------
Dollars in Thousands at December 31, 1999
-------------------------------------------------------------------------------

                                    Market Value of               Percent of
     Changes in Rate               Portfolio Equity                 Change
---------------------------      ----------------------      ------------------

    + 400 basis points                  10,122                     (58.6)%
    + 300 basis points                  13,469                     (44.9)
    + 200 basis points                  16,962                     (30.6)
    + 100 basis points                  20,611                     (15.6)
        Flat Rate                       24,425                       ---
    - 100 basis points                  28,466                      16.5
    - 200 basis points                  32,503                      33.1
    - 300 basis points                  36,202                      48.2
    - 400 basis points                  39,538                      61.9

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

Item 8.       Financial Statements and Supplementary Data


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Colonial Group, Inc.

         We have audited the accompanying consolidated balance sheets of First Colonial Group, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statement of earnings, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Colonial Group, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/S/  GRANT THORNTON LLP




Philadelphia, Pennsylvania
January 14, 2000

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
(Dollars in Thousands) At December 31,                   1999           1998
-------------------------------------------------------------------------------
ASSETS
    Cash and Due From Banks                           $ 14,272       $ 12,259
    Federal Funds Sold                                   2,000          2,000
                                                      --------       --------
       Total Cash and Cash Equivalents                  16,272         14,259
    Interest-Bearing Deposits With Banks                 5,589          3,301
    Investments Securities
      (Fair Value:  1999 - $19,123; 1998 - $17,920)     19,887         17,723
    Securities Available-for-Sale at Fair Value        132,356         98,389
    Mortgage Loans Held-for-Sale                             -            603
    Total Loans, Net of Unearned Discount              202,258        212,437
    Less:  Allowance for Possible Loan Losses           (2,437)        (2,691)
                                                      --------       --------
    Net Loans                                          199,821        209,746
    Premises and Equipment, Net                          7,116          6,885
    Accrued Interest Income                              3,045          2,542
    Other Real Estate Owned                                571            636
    Other Assets                                         7,232          4,412
                                                      --------       --------
      TOTAL ASSETS                                   $ 391,889      $ 358,496
                                                     =========      =========
LIABILITIES
    Deposits
      Non-Interest-Bearing Deposits                   $ 41,813       $ 38,885
      Interest-Bearing Deposits
        (Includes Certificates of Deposit in Excess
          of $100:  1999 - $5,105; 1998 - $4,726)      282,667        255,664
                                                      --------       --------
    Total Deposits                                     324,480        294,549
    Securities Sold Under Agreements to Repurchase       1,730          5,094
    Long-Term Debt                                      30,000         20,000
    Accrued Interest Payable                             4,208          3,536
    Other Liabilities                                    3,228          3,600
                                                      --------       --------
      TOTAL LIABILITIES                                363,646        326,779
                                                      --------       --------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $5.00 a share
    Authorized:  500,000 shares, none issued              ---            ---
Common Stock, Par Value $5.00 a share
    Authorized:  10,000,000 shares
    Issued: 1,848,437 shares in 1999 and
            1,745,725 shares in 1998                     9,242          8,729
Additional Paid-In Capital                              15,674         13,873
Retained Earnings                                        8,968          9,023
Employee Stock Ownership Plan Debt                      (1,320)          (435)
Accumulated Other Comprehensive Income (Loss)           (4,321)           527
                                                      --------        -------
    TOTAL SHAREHOLDERS' EQUITY                          28,243         31,717
                                                      --------        -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 391,889      $ 358,496
                                                     =========      =========

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)
  For the Year Ended December 31,                1999       1998       1997
-------------------------------------------------------------------------------
INTEREST INCOME
     Interest and Fees on Loans                $17,772   $ 18,885    $19,943
     Interest on Investment Securities
       Taxable                                   6,829      5,002      4,592
       Tax-Exempt                                1,509      1,269        837
     Interest on Deposits with Banks and
       Federal Funds Sold                          243        211         72
                                               -------    -------    -------
         Total Interest Income                  26,353     25,367     25,444
                                               -------    -------    -------
INTEREST EXPENSE
     Interest on Deposits                        9,819      9,466      9,312
     Interest on Short-Term Borrowings             283        265        372
     Interest on Long-Term  Debt                 1,347      1,140      1,147
                                               -------    -------    -------
         Total Interest Expense                 11,449     10,871     10,831
                                               -------    -------    -------
NET INTEREST INCOME                             14,904     14,496     14,613
     Provision for Possible Loan Losses            375        450        605
                                               -------    -------    -------
     Net Interest Income After Provision
       for Possible Loan Losses                 14,529     14,046     14,008
                                               -------    -------    -------
OTHER INCOME
     Trust Revenue                               1,246      1,225      1,050
     Service Charges on Deposit Accounts         1,682      1,594      1,349
     Investment Securities Gains, Net              563        722        601
     Gains on Sale of Mortgage Loans               157        398        178
     Other Operating Income                        707        641        645
                                               -------    -------    -------
         Total Other Income                      4,355      4,580      3,823
                                               -------    -------    -------
OTHER EXPENSES
     Salaries and Employee Benefits              6,780      6,385      6,033
     Net Occupancy and Equipment Expense         2,171      2,118      2,178
     Other Operating Expenses                    5,722      6,060      5,041
                                               -------    -------    -------
         Total Other Expenses                   14,673     14,563     13,252
                                               -------    -------    -------
Income Before Income Taxes                       4,211      4,063      4,579
Applicable Income Taxes                            929      1,031      1,296
                                               -------    -------    -------
NET INCOME                                     $ 3,282    $ 3,032    $ 3,283
                                               =======    =======    =======
PER SHARE DATA
     Basic Net Income                           $ 1.84     $ 1.68     $ 1.83
     Diluted Net Income                         $ 1.83     $ 1.67     $ 1.83
     Cash Dividends                             $ 0.74     $ 0.70     $ 0.64

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------
(Dollars in Thousands)                                     Accumulated
                           Add.                              Other
                Common   Paid-In Retained Treas.  ESOP    Comprehensive
                 Stock   Capital Earnings Stock   Debt       Income     Total
-------------------------------------------------------------------------------
Balance at
 Jan 1, 1997    $7,803   $ 9,212   $9,975 $(20) $ (512)    $   347    $26,805
   1997
Comprehensive
 Income
  Net Income                        3,283                               3,283
  Change in
   Unrealized
   Sec Gains,
   Net                                                         953        953
                                                                       ------
Total
 Comprehen-
 sive Income                                                            4,236
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (10,036
 shares)            50       204                                          254
Sale of
 Common Stock
 under Stock
 Option Plan
 (6,610 shs)        33        74                                          107
Purchase of
 Treasury Stock
 (3,279 shs)                                (107)                        (107)
Sale of
 Treasury Stock
 under Div
 Reinv Plan
 (1,361)                                      33                           33
Cash Div Paid                      (1,139)                             (1,139)
Stock Div
 Paid of 5%
 (78,132 shs)      391     1,474   (1,865)                                ---
Cash in Lieu
 of Fractional
 Shares                                (4)                                 (4)
ESOP Loan
 Pymt                                              122                    122
Unall ESOP
 Shares
 Committed
 to
 Employees
 (4,415 shs)                  50                                           50
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1997    8,277    11,014  10,250    (94)  (390)      1,300     30,357
   1998
Comprehensive
 Income
  Net Income                       3,032                                3,032
 Change in
  Unrealized
  Sec Gains
  (Losses), Net                                               (773)      (773)
                                                                      --------
Total Comprehen-
 sive Income                                                            2,259
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (7,611
 shares)            38       195                                          233
Sale of
 Treas Stock
 under
 Dividend
 Reinv Plan
(2,779
 shares)                                     94                            94
Cash
 Dividends
 Paid                             (1,275)                              (1,275)
Stock
 Dividend
 of 5%
 (82,701
 shares)           414     2,564  (2,978)                                 ---
Cash in
 Lieu of
 Fractional
 Shares                               (6)                                  (6)
ESOP Loan
 Pymt                                              455                    455
Loan to ESOP                                      (500)                  (500)
Unall ESOP
 Shares
 Committed
 to
 Employees
 (5,353
 shares)                     100                                          100
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1998    8,729    13,873    9,023   ---   (435)        527     31,717
   1999
Comprehensive
 Income
  Net Income                        3,282                               3,282
 Change in
  Unrealized
  Gains
  (Losses), Net                                             (4,848)    (4,848)
                                                                       ------
Total
 Comprehen-
 sive Income
 (Loss)                                                                 (1,566)
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (14,732
 shares)            74       242                                          316
Sale of
 Common
 Stock
 under
 Directors
 Stk Option
 Plan
 (496
 shares)             2         2                                            4
Cash
 Dividends
 Paid                              (1,321)                             (1,321)
Stock
 Dividend
 of 5%
 (87,484
 shares)           437     1,575   (2,012)                               ---
Cash in
 Lieu of
 Fractional
 Shares                                (4)                                 (4)
ESOP Loan
 Payment                                           115                    115
 Loan to ESOP                                   (1,000)                (1,000)
Unallocated
 ESOP Shares
 Committed
 to Employees
 (3,691 shares)              (18)                                         (18)
                ------   -------   ------   ---  -----        ----    -------
Balance
 at Dec
  31, 1999      $9,242   $15,674   $8,968  $-- $(1,320)    $(4,321)   $28,243

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------
(Dollars in Thousands)
 For the Year Ended December 31,                    1999       1998       1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                     $ 3,282    $ 3,032   $ 3,283
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities
      Provision for Possible Loan Losses             375        450       605
      Depreciation and Amortization                1,027      1,004       884
      Accretion of Security Discounts               (267)       (78)      (70)
      Amortization of Security Premiums              251        242       124
      Deferred Taxes                                  90       (395)     (277)
      Amortization of Deferred Fees on Loans          12       (136)     (170)
      (Gain) Loss on Sale of
       Other Real Estate Owned                       (39)         4       (54)
      Investment Securities Gains, Net              (563)      (722)     (601)
      Gain on Sale of Mortgage Loans                (157)      (397)     (178)
      Mortgage Loans Originated for Sale         (37,460)   (42,723)  (27,183)
      Mortgage Loan Sales                         38,068     42,879    27,145
      Changes in Assets and Liabilities
           Increase in Accrued Interest Income      (503)      (310)     (212)
           Increase in Accrued Interest Payable      672         70       261
           Increase in Other Assets                 (970)      (740)     (545)
           Increase in Other Liabilities              71        396       625
                                                --------   --------   -------
Net Cash Provided by Operating Activities          3,889      2,576     3,637
                                                --------   --------   -------
INVESTING ACTIVITIES
  Proceeds from Maturities of
    Securities Available-for-Sale                 15,331     29,744    13,986
  Proceeds from Maturities of Securities
    Held-to-Maturity                               3,622      9,403     8,047
  Proceeds from Sales of Securities
    Available-for-Sale                            16,858     11,094    13,279
  Proceeds from Sales of Securities
    Held-to Maturity                                  --        248        --
  Purchase of Securities Available-for-Sale      (72,150)   (66,712)  (40,485)
  Purchase of Securities Held-to-Maturity         (6,559)    (9,722)   (5,838)
  Net Increase in Interest-Bearing
    Deposits With Banks                           (2,288)    (2,906)     (110)
  Net (Increase) Decrease in Loans                 9,412     16,614   (10,130)
  Purchase of Premises and Equipment              (1,143)      (494)   (1,126)
  Proceeds from Sale of Other Real Estate Owned      382        290       900
                                                --------   --------   -------
Net Cash Used in Investing Activities            (36,535)   (12,441)  (21,477)
                                                --------    -------   -------
FINANCING ACTIVITIES
  Net Increase in Interest and Non-Interest Bearing
      Demand Deposits and Savings Accounts         2,058     10,669     3,804
  Net Increase in Certificates of Deposit         27,873      1,625    10,783
  Net Increase in Long-Term Debt                  10,000      1,610        --
  Net Increase in ESOP Debt                         (885)       (45)       --
  Net Increase (Decrease) in
    Repurchase Agreements                         (3,364)    (3,710)    5,009
  Proceeds from Issuance of Common Stock             302        333       361
  Purchase of Treasury Stock                          --         --      (107)
  Proceeds from Sale of Treasury Stock                --         94        33
  Cash Dividends Paid                             (1,321)    (1,275)   (1,139)
  Cash in Lieu of Fractional Shares                   (4)        (6)       (4)
                                                --------    -------   -------
Net Cash Provided by Financing Activities         34,659      9,295    18,740
                                                --------    -------   -------
Increase (Decrease) in Cash and Cash Equivalents   2,013       (570)      900
Cash and Cash Equivalents, January 1,             14,259     14,829    13,929
                                                --------    --------  -------
Cash and Cash Equivalents, December 31,         $ 16,272   $ 14,259  $ 14,829

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables are in thousands, except per share data.)

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

     As required by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that, as a practical expedient, impairment may be measured based on the observable market price of a loan, or the fair value of the collateral if the loan is collateral dependent. The Company measures impairment based on the fair value of the collateral when it determines that foreclosure is probable (see Note D).

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

The income tax effects allocated to comprehensive income are as follows:

-------------------------------------------------------------------------------
For the Year Ended December 31,      Before Tax       Tax         Net of Tax
                                       Amount       Expense         Amount
                                    -------------------------------------------
                                                   (Credit)

1999

-----------------------------------
Unrealized Losses on Securities
  Unrealized Holding Losses

    Arising During Period            $ (7,910)    $ (2,690)       $ (5,220)
  Less:  Reclassification
    Adjustment for Gains

    Realized in Net Income                563          191             372
                                    -------------------------------------------

Other Comprehensive Loss, Net        $ (7,347)    $ (2,499)       $ (4,848)
                                    -------------------------------------------

1998

-----------------------------------
Unrealized Losses on Securities
  Unrealized Holding Losses

    Arising During Period            $ (1,894)    $   (644)       $ (1,250)
  Less:  Reclassification
    Adjustment for Gains

    Realized in Net Income                722          245             477
                                    -------------------------------------------

Other Comprehensive Loss, Net        $ (1,172)    $   (399)       $   (773)
                                    -------------------------------------------

1997

-----------------------------------
Unrealized Gains on Securities
  Unrealized Holding Gains

    Arising During Period            $  2,045     $    695        $  1,350
  Less:  Reclassification
    Adjustment for Gains

    Realized in Net Income                601          204             397
                                    -------------------------------------------

Other Comprehensive Income, Net      $  1,444     $    491        $    953
                                    -------------------------------------------

 8.  Accounting for Derivative Instruments and
      Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in the value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operations.

 9.  Income Taxes

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

10.  Stock Option Plans

     Under Stock Option Plans, options to acquire shares of common stock are granted to certain officers, key employees and directors.

     The Company Stock Option Plans are accounted for under Accounting Principles Board (APB) Opinion 25 "Accounting for Stock Issued to Employees" and its related interpretations. This accounting method is permitted under SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows an entity to use a fair value-based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the Standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied (see Note M).

11.  Employee Benefit Plans

     The Company has established an Employee Stock Ownership Plan (ESOP) covering eligible employees with one year of service as defined by the ESOP. The Company accounts for its ESOP in accordance with Statement of Position (SOP) 93-6, "Employer's Accounting for Employee Stock Ownership Plans", issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (AICPA). SOP 93-6 is applied to shares acquired by the ESOP after December 31, 1992. For issuances of stock to the ESOP after December 15, 1989, but prior to December 31, 1992, the shares allocated method is used to recognize expense in the Company's financial statements. For issuances of stock prior to December 15, 1989, the Company will continue the cash contribution method of recognizing expense to the extent that it exceeds the cumulative expense that would be recognized under the shares allocated method (see Note J).

     Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. The Company contributes $.50 for each $1.00 up to the first 5% that each employee contributes. The Company also has an executive compensation plan which provides additional death, medical and retirement benefits to certain officers (see Note K).

     The Company has a deferred compensation plan involving the Directors of the Company. This plan provides defined annual payments for 15 years beginning at age 65 or death in exchange for the Directors deferring the payment of a portion of their fees (see Note K).

     The Company records the cost of post-retirement medical benefits on the accrual basis as employees render service to earn the benefits and records a liability for the unfunded accumulated post-retirement benefit obligation. The transition obligation, representing the unfunded and unrecognized accumulated past-service benefit obligation for all plan participants, will be amortized on a straight-line basis over a 20-year period (see Note L).

12.  Trust Assets and Revenue

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

13.  Per Share Information

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in 1997. SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods earnings per share calculations have been restated to reflect the adoption of SFAS No. 128. Basic and diluted earnings per share are calculated as follows. There is no difference between basic and diluted earnings per share for the year ended December 31, 1997.

-------------------------------------------------------------------------------
                                            Income     Average Shares  Per Share

For the Year Ended December 31,           (numerator)  (denominator)    Amount
                                          -------------------------------------

1999

------------------------------------------
Net Income                                 $ 3,282

Basic Earnings Per Share

  Income Available to Common Shareholders  $ 3,282       1,786,019     $ 1.84

Effect of Dilutive Securities

 Stock Options                                               3,292
                                          -------------------------------------

Diluted Earnings Per Share
  Income Available to Common Shareholders

  plus Assumed Exercise of Options         $ 3,282       1,789,311     $ 1.83
                                          -------------------------------------

1998

------------------------------------------
Net Income                                $ 3,032

Basic Earnings Per Share

  Income Available to Common Shareholders $ 3,032        1,805,051     $ 1.68

Effect of Dilutive Securities

 Stock Options                                               7,847
                                          -------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders

   plus Assumed Exercise of Options       $ 3,032        1,812,898     $ 1.67
                                          -------------------------------------

1997

------------------------------------------
Net Income                                $ 3,283

Basic Earnings Per Share

  Income Available to Common Shareholders $ 3,283        1,786,741     $ 1.83

Effect of Dilutive Securities

  Stock Options                                              5,323
                                          -------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders

   plus Assumed Exercise of Options       $ 3,283        1,792,064     $ 1.83
                                          -------------------------------------

Average common shares outstanding in 1999, 1998 and 1997 do not include 56,598, 26,102 and 29,346, respectively, of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6 (see Note A.11). Share and per share information have been restated to reflect the 5% stock dividends of June, 1999, June, 1998 and May, 1997.

14.  Statement of Cash Flows

     The Company considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

     Cash paid for interest was $10,777,000,  $10,801,000 and  $10,570,000,  for
the years ended December 31, 1999, 1998 and 1997, respectively. Cash paid for taxes was $1,060,000 in 1999, $1,458,000 in 1998 and $1,465,000 in 1997.

15.  Advertising Costs

     The Company expenses advertising costs as incurred.

16.  Transfer and Servicing of Assets and
      Extinguishments of Liabilities

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishments of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets, and extinguishments of liabilities occurring after December 31, 1996. There is no material impact on the Company's consolidated financial position or results of operations as a result of the adoption of this statement.

17. Disclosures About Segments of an Enterprise and Related Information

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

18. Stock  Dividends

     On June 24, 1999, the Company paid a 5% stock dividend to shareholders of record on June 4, 1999. Fractional shares were paid in cash based on the closing price of $23.312 per share on the record date. Stock dividends of 5% each were also paid in 1997 and 1998. Net income per share and average shares outstanding have been restated to reflect these stock dividends.

19.  Reclassifications

     Certain reclassifications of prior years amounts have been made to conform to the 1999 presentation.

NOTE B - INVESTMENT SECURITIES

     The Company classifies debt and marketable equity securities in three categories: trading, available-for-sale and held-to-maturity as required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 1999, 1998 and 1997. Available-for-sale securities are measured at fair value, with unrealized gains and losses reported, net of tax, as a component in equity. Held-to-maturity securities are carried at amortized cost.

     Available-for-sale securities had unrealized holding losses of $4,322,000 (net of the tax credit of $2,226,000) in 1999 and unrealized holding gains of $527,000 (net of the tax effect of $272,000) in 1998. At December 31, the equity securities in the available-for-sale category include Federal Reserve Bank stock in the amount of $259,000 in 1999 and $256,000 in 1998, and Federal Home Loan Bank stock in the amount of $2,265,000 in 1999 and $1,835,000 in 1998 which are carried at cost.

     The amortized cost, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity securities at December 31, 1999 and 1998 are summarized as follows.

                                                     1999

Available-for-Sale Securities                  Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                    $  4,001   $     4       $    13    $  3,992
U. S. Government Agency             53,112        --         3,365      49,747
State and Political Subdivisions    29,147        16         1,284      27,879
Mortgage-Backed Securities          47,332        36         1,338      46,030
Equity Securities                    5,312        68           672       4,708
                                   -------   -------       -------     -------
     Total                        $138,904   $ 2,124       $ 6,672    $132,356


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


                                                     1999

Held-to-Maturity Securities                    Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Government Agency            $ 6,894   $    --       $   306     $ 6,588
State and Political Subdivisions     7,974        10           401       7,583
Mortgage-Backed Securities           5,019        13            80       4,952
                                   -------   -------       -------     -------
     Total                         $19,887   $    23       $   787     $19,123


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

     The following table lists the maturities of debt securities at December 31, 1999 and 1998, classified as available-for-sale and held-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITIES OF DEBT SECURITIES

At December 31, 1999              Available-For-Sale        Held-To-Maturity
                                 Carrying       Fair       Carrying      Fair
                                   Value       Value         Value      Value
                                -----------  ---------     ---------  --------
Due in one year or less         $  2,001    $  2,004       $   245    $   245
Due after one year
   through five years              8,509       8,370         1,912      1,902
Due after five years
   through ten years              36,703      34,809         6,324      6,104
Due after ten years               39,047      36,435         6,387      5,920
                                 -------     -------       -------     -------
                                  86,260      81,618        14,868     14,171

Mortgage-Backed Securities        47,332      46,030         5,019      4,952
Equity Securities                  5,312       4,708           --          --
                                 -------     -------       -------     -------
Total Investments               $138,904    $132,356       $19,887    $19,123


At December 31, 1998              Available-For-Sale        Held-To-Maturity
                                 Carrying       Fair       Carrying      Fair
                                   Value       Value         Value      Value
                                -----------  ---------     ---------  --------
Due in one year or less          $ 4,019     $ 4,043       $   250    $   251
Due after one year
   through five years              4,973       5,092           760        777
Due after five years
   through ten years              19,865      20,094         7,131      7,207
Due after ten years               30,511      30,803         3,621      3,734
                                 -------     -------       -------    -------
                                  59,368      60,032        11,762     11,969

Mortgage-Backed Securities        33,322      33,141         5,961      5,951
Equity Securities                  4,900       5,216           --         --
                                 -------     -------       -------    -------
Total Investments                $97,590     $98,389       $17,723    $17,920
                                 =======     =======       =======    ======

     Investment securities with a carrying amount of $13,950,000 and $12,262,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. There were no securities held other than U. S. Treasury or U.
S. Agencies from a single issuer which represented more than 10% of shareholders' equity. Proceeds from sales of investments in debt and equity securities during 1999, 1998 and 1997 were $16,858,000, $11,342,000 and
$13,279,000, respectively. Gross gains of $716,000 and gross losses of $153,000 were realized on those sales in 1999. Gross gains of $740,000 and gross losses of $18,000 were realized on the sales in 1998. In 1997, gross realized gains were $615,000 and gross realized losses were $14,000.

NOTE C - LOANS

     Major classifications of loans at December 31, 1999 and 1998 are as follows.


                                             1999                    1998
-------------------------------------------------------------------------------

Real Estate/Residential                    $112,870               $ 119,914
Real Estate/Construction                      6,737                  11,689
Real Estate/Commercial                       26,809                  29,587
Consumer/Installment                         45,886                  40,184
Commercial (Non-Real Estate)
   and Agricultural                           9,538                  10,900
State and Political Subdivisions              1,096                   1,178
Other                                            13                      10
                                           --------               ---------

    Total Gross Loans                       202,949                 213,462
       Less:  Unearned Discount                (691)                 (1,025)
                                           --------               ---------

Total Loans                                $202,258               $ 212,437

     Included in total gross loans are unamortized loan fees totaling $1,230,416 at December 31, 1999 and $293,000 at December 31, 1998. There were loans totaling $1,311,000 on which the accrual of interest has been discontinued or reduced at December 31, 1999. During 1999, an average of $1,091,000 of loans was on non-accrual status. Non-accrual loans at December 31, 1998 amounted to $1,245,000 and averaged $1,560,000 during 1998. Loans 90 days and over past due and still accruing totaled $1,491,000 at December 31, 1999 and $1,021,000 at December 31, 1998.

NOTE D - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows.

-------------------------------------------------------------------------------
Year Ended December 31,                    1999           1998          1997
-------------------------------------------------------------------------------

Beginning Balance                        $ 2,691        $ 2,664       $ 2,532

Additions
  Provisions for loan losses
    charged to operating expenses            375            450           605
  Recoveries                                 103            117            97
                                         -------        -------       -------
    Total Additions                          478            567           702
Deductions
  Loans charged-off                         (732)          (540)         (570)
                                         -------       --------      --------

Ending Balance                           $ 2,437        $ 2,691       $ 2,664

     The recorded investment in impaired loans as defined by SFAS No. 114 was $370,000, $524,000 and $523,000 at December 31, 1999, 1998 and 1997,
respectively. The valuation allowance for credit losses related to impaired loans is a part of the allowance for possible loan losses. The total valuation allowance was $74,000, $303,000 and $138,000 at December 31, 1999, 1998 and
1997, respectively. The average recorded investment in impaired loans during the year ended December 31, 1999, 1998 and 1997 was approximately $469,000, $897,000 and $612,000, respectively. All impaired loans were on a non-accrual status. Income on impaired loans is recognized by the Company on a cash basis. The Company recognized interest income of approximately $35,000, $23,000 and $111,000 on impaired loans in 1999, 1998 and 1997, respectively.

NOTE E - PREMISES AND EQUIPMENT

Major classifications of these assets at December 31, 1999 and 1998 are summarized as follows.

-------------------------------------------------------------------------------
                                    Estimated

                                Useful Lives           1999            1998
-------------------------------------------------------------------------------

Land                                ---             $   939         $   939
Premises                         10-20 years          7,370           6,963
Equipment                         3-10 years          6,408           5,768
                                                     ------           -----
                                                     14,717          13,670
Accumulated depreciation

  and amortization                                   (7,601)         (6,785)
                                                     ------         -------

Total Premises and Equipment                        $ 7,116         $ 6,885

     Depreciation and amortization expense amounted to $912,000, $908,000 and $857,000 in 1999, 1998 and 1997, respectively.

NOTE F - SHORT-TERM BORROWINGS

-------------------------------------------------------------------------------
FEDERAL HOME LOAN BANK BORROWINGS
Year Ended December 31,                        1999        1998        1997
-------------------------------------------------------------------------------
Balance outstanding at December 31,         $    --     $    --     $    --
Maximum amount outstanding at
  any month-end during the year             $12,425     $ 1,422     $ 6,890
Average amount outstanding                  $ 1,721     $   974     $ 1,217
Average interest rate during the year         5.19%       5.65%       5.85%

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000, all of which was available at December 31, 1999.

     There were no short-term borrowings in the form of Federal Reserve Discount borrowings and Federal Funds purchased at December 31, 1999, 1998 and 1997.

--------------------------------------------------------------------------------
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Year Ended December 31,                        1999        1998          1997
--------------------------------------------------------------------------------
Balance outstanding at December 31,         $ 1,730     $ 5,094     $ 8,804
Maximum amount outstanding at
  any month-end during the year             $ 8,682     $ 8,166     $14,290
Average amount outstanding                  $ 5,994     $ 5,821     $ 6,459
Average interest rate during the year         3.24%       3.61%       3.72%

NOTE G - LONG-TERM DEBT

     The Company had long-term borrowings from the Federal Home Loan Bank of Pittsburgh totaling $30,000,000 at December 31, 1999 and $20,000,000 at December 31, 1998. These loans will mature in eight months to eight years. The weighted average interest rate on these loans was 5.78% and 5.41% at December 31, 1999 and 1998, respectively. The Company also has an obligation as a party to the Employee Stock Ownership Plan debt, which is discussed in Note J. The principal payments due on the Company's debt at December 31, 1999 are as follows.

--------------------------------------------------------------------------------
                             ESOP Debt         FHLB Debt         Total Debt
--------------------------------------------------------------------------------

2000                         $  115          $  8,000          $  8,115
2001                            115             5,000             5,115
2002                            115                 -               115
2003                            115                 -               115
2004                            115            10,000            10,115
2005 and beyond                 745             7,000             7,745
                              -----          --------          --------

Total                        $1,320          $ 30,000          $ 31,320
--------------------------------------------------------------------------------

NOTE H- OTHER OPERATING EXPENSES

     The following items which are greater than 1% of the aggregate of "Total Interest Income" and "Total Other Income" are included in "Other Operating Expenses" for the respective years indicated.

-------------------------------------------------------------------------------
                                             1999        1998         1997
-------------------------------------------------------------------------------
Advertising                                 $ 574       $ 597        $ 524
Consulting Fees                             $ 511       $ 416        $ 430
Data Processing Services                    $ 773       $ 583        $ 607
Litigation Costs and Legal Fees             $ 669       $ 418        $ 237
Loan Collection                             $ 298       $ 346        $ 240
Printing, Stationery and Supplies           $ 318       $ 328        $ 363
Provisions for Trust Reserve                $  57     $ 1,000        $ 500
-------------------------------------------------------------------------------

NOTE I- INCOME TAXES

     The Company uses the liability method of accounting for income taxes.

     Applicable income tax expense (benefit) in the consolidated statements of income is as follows.

-------------------------------------------------------------------------------
Year Ended December 31,                1999        1998        1997
-------------------------------------------------------------------------------
Federal

    Current                           $ 840     $ 1,426      $ 1,573
    Deferred (benefit)                   89        (395)        (277)
                                      -----     -------      -------
    Total                             $ 929     $ 1,031      $ 1,296
-------------------------------------------------------------------------------

     The income tax provision reconciled to the tax computed statutory Federal rate is as follows.

-------------------------------------------------------------------------------
Year Ended December 31,                  1999           1998            1997
-------------------------------------------------------------------------------
Federal tax expense
  at statutory rate                   $ 1,432        $ 1,385         $ 1,557
Increase (decrease)
  in taxes resulting from:
    Tax-exempt investment
      securities income                  (569)          (363)           (261)
    Tax-exempt interest
      on loans                            (29)           (23)            (16)
Other, net                                 95             32              16
                                      -------        -------         -------
Applicable Income Taxes               $   929        $ 1,031         $ 1,296

     Deferred tax assets and liabilities consist of the following.

------------------------------------------------------------------------
At December 31,                                     1999           1998
------------------------------------------------------------------------
Deferred Tax Assets:
   Unrealized Securities Losses                  $ 2,226        $    --
   Loan Loss Reserve                                 523            648
   Deferred Compensation                             429            432
   Post-Retirement Benefits                           71             64
   Deferred Loan Fees                                 34             50
   Depreciation                                       64             47
   Miscellaneous Reserves                            531            537
   Other                                              86             49
                                                 -------        -------
                                                 -------        -------
     Total                                       $ 3,964        $ 1,827
                                                 -------        -------

Deferred Tax Liability:
   Unrealized Securities Gains                   $    --        $   272
   Other                                              --             --
                                                 -------        -------
                                                 -------        -------
    Total                                        $    --        $   272
                                                 -------        -------

Net                                              $ 3,964        $ 1,555
------------------------------------------------------------------------

     Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided.

     NOTE J - EMPLOYEE STOCK OWNERSHIP PLAN The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees.

     In 1999, the ESOP borrowed $1,000,000 from the Company's subsidiary,  First
C. G., payable over twenty years. The interest on this loan is at the Bank's prime rate (an interest rate of 8.50% at December 31, 1999). The balance on this loan was $950,000 at December 31, 1999. The proceeds from this loan were used to purchase shares from the market.

     In 1998, the ESOP borrowed $500,000 from the Company's subsidiary, First C. G., payable over six years. The interest rate on this loan is at the Bank's prime rate (an interest rate of 8.50% at December 31, 1999 and 7.75% at December 31, 1998). The balance outstanding on this loan was $370,000 at December 31, 1999 and $435,000 at December 31, 1998. The proceeds from this loan were used to purchase shares from retiring employees and to pay off the balance on the 1993 loan of $358,000.

     In 1993, the ESOP borrowed $650,000 from a bank payable over ten years. The interest rate on this loan was that bank's prime rate plus 1.25% (an interest rate of 9.75% at December 31, 1997). The balance outstanding on this loan was $390,000 at December 31, 1997. During 1997, the ESOP made the final principal payments on two additional loans.

     These obligations have been recorded as a liability on the books of the Company and are collateralized by stock of the Bank. Interest expense represents the actual interest paid by the ESOP. The interest incurred on ESOP debt was $85,000, $40,000 and $41,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

     Compensation expense related to the ESOP amounted to $210,000, $310,000 and $275,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As provided by SOP 93-6 (see Note A.10), the ESOP compensation expense includes a $20,000 credit in 1999 and an expense of $100,000 in 1998 and $50,000 in 1997, which is the fair market value of the shares related to the loans that were allocated to the employees during these years. The number of shares released was 3,783 in 1999, 5,621 in 1998 and 4,867 in 1997.

     Dividends on unallocated shares used for debt service were $45,000, $19,000 and $23,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The total shares held by the ESOP were 277,778 and 236,135 at December 31, 1999 and 1998, respectively. ESOP shares have been restated to reflect the 5% stock dividends of June, 1999, June, 1998 and May, 1997.

     NOTE K - OTHER BENEFIT PLANS Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. A participating employee may contribute a maximum of 12% of his or her compensation. The Company will contribute $.50 for each $1.00 up to the first 5% that each employee contributes. Company payments are charged to current operating expenses. These contributions were $86,000, $75,000 and $84,000 in 1999, 1998 and 1997, respectively.

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

     The following table sets forth the funded status of the Officers' Supplemental Retirement Plan and the Deferred Directors' Plan and the amounts recognized in the Company's balance sheets at December 31, 1999 and 1998.

                                              Officers'        Deferred
                                            Supplemental       Directors'
                                          Retirement Plan         Plan

At December 31,                            1999     1998     1999     1998
Accumulated benefit obligation, all of
 which is vested                          $ 170    $ 146    $ 468    $ 491

Projected benefit obligation
  for service rendered to date            $(227)   $(200)   $(468)   $(491)
Plan assets at fair value                    --       --       --       --
                                          -----    -----    -----    -----
Projected benefit obligation
  in excess of plan assets                 (227)    (200)    (468)    (491)
Unrecognized net (gain) loss from past
  experience different from that
  assumed and effects of changes
  in assumptions                           (260)    (247)      37       38
Prior service cost not yet recognized
  in net periodic pension cost               --       --       --       --
Unrecognized net assets at December 31,
  being recognized over 15 years             (4)      (4)      --       --
Adjustment to recognize
  additional minimum liability               --       --      (37)     (38)
                                          -----    -----    -----    -----
Accrued Pension Cost                      $(491)   $(451)   $(468)   $(491)

     The weighted average assumed discount rates used in determining the actuarial present value of the projected benefit obligation were 6.75% in 1999 and 6.50% in 1998 and 7.0% in 1997 for the Officers' Supplemental Retirement Plan. The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for the Deferred Directors' Plan was 7.0% in 1999, 7.0% in 1998 and 7.5% in 1997. The weighted average expected long-term rate of return on assets was 8.0% for 1999, 1998 and 1997 for the Officers' Supplemental Retirement Plan and 9.0% in each of those years for the Deferred Directors' Plan. The weighted average rate of increase in future compensation levels used in determining the actuarial present value for the Officers' Supplemental Retirement Plan was 6.0% in 1999, 1998 and 1997.

--------------------------------------------------------------------------------
OFFICERS' SUPPLEMENTAL RETIREMENT PLAN

at December 31,                             1999        1998         1997
--------------------------------------------------------------------------------
Service cost - benefits
  earned during the period                  $ 43        $ 37         $ 10
Interest cost on projected
  benefit obligation                          18          15           11
Net amortization and
  deferral                                   (21)        (15)         (19)
                                            ----        ----          ---
Net Periodic Pension Cost                   $ 40        $ 37          $ 2

DEFERRED DIRECTORS' PLAN

at December 31,                             1999        1998         1997
--------------------------------------------------------------------------------
Service cost - benefits
  earned during the period                   $ -         $ -         $ --
Interest cost on projected
  benefit obligation                          32          34           36
Net amortization and
  deferral                                    --          --           --
                                            ----        ----          ---
Net Periodic Pension Cost                   $ 32        $ 34         $ 36

--------------------------------------------------------------------------------

NOTE L - POST-RETIREMENT BENEFIT

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

     The Company has determined the actuarially computed expense associated with this benefit for 1999, 1998 and 1997. The components of the net periodic post-retirement benefit cost for the years ended December 31 were as follows.

-------------------------------------------------------------------------------
Year Ended December 31,                    1999            1998           1997
-------------------------------------------------------------------------------
Service cost - benefits
  earned during the period                 $  -           $   -          $   -
Interest cost on accumulated
  benefit obligation                         11              11             14
Amortization of transition
  obligation                                  7               6              8
                                           -----           -----          -----
Net periodic post-
  retirement benefit cost                  $ 18            $ 17           $ 22
-------------------------------------------------------------------------------

     The assumptions used to develop the net periodic post-retirement benefit cost and the accrued post-retirement benefit cost were as follows.

-------------------------------------------------------------------------------
                                           1999            1998           1997
-------------------------------------------------------------------------------
Discount Rate                             6.75%           6.50%          7.00%
Medical care cost
  trend rate                              8.50%           8.50%         10.00%
-------------------------------------------------------------------------------

     The medical care cost trend rate used in the actuarial computation ultimately is reduced to 8.0% in the year 2001 and 6.0% in 2005 and subsequent years. This was accomplished using 0.5% decrements through the year 2005 and later. The table of actuarially computed plan assets and benefit obligations for the Company is presented below.

----------------------------------------------------------------
at December 31,                            1999            1998
----------------------------------------------------------------
Accumulated post-retirement benefit obligation:

    Retirees                              $ 173           $ 164
    Active, eligible employees                -               -
    Active, not-yet-eligible
      employees                               -               -
                                          ------          ------
Accumulated post-retirement
  benefit obligation                        173             164
Plan assets at fair value                     -               -
Accumulated benefit obligation
  in excess of plan assets                  173             164
Unrecognized transition
  obligation                               (201)           (216)
Unrecognized net gain                        94             117
                                          ------          ------
Accrued post-retirement
  benefit cost                            $  66           $  65
----------------------------------------------------------------

     At December 31, 1999, $207,000 of the accrued post-retirement benefit cost is included in "Total Other Liabilities". The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would have been to increase the net periodic post-retirement benefit cost by $12,000 and the accrued post-retirement benefit cost by $1,000.

     Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $16,000, $20,000 and $22,000 in 1999, 1998 and 1997, respectively. The cost is accrued over the service periods of employees expected to receive benefits. Past-service costs are being amortized principally over 30 years.

NOTE M - STOCK OPTIONS

     The Company adopted a Stock Option Plan in 1996 that was similar to the Stock Option Plan established in 1986. Under the Stock Option Plans, options to acquire shares of common stock may be granted to the officers and key employees. The Stock Option Plans provide for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plans may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from date of grant. In 1999, no options were awarded under this plan. In

1998, options to purchase 32,524 shares of the Company's common stock at a price of $33.56 per share were awarded. The aggregate number of shares which may be issued under these plans are 317,196 shares of common stock.

     In 1994, a Non-Employee Directors Stock Option Plan was adopted. This Plan provides for the awarding of stock options to the Company's Directors. Pursuant to this Plan, on May 1, 1994, each non-employee director of the Company was automatically granted an option to purchase 1,275 shares of the Company's common stock at the fair market value of the Company's common stock of $13.32 per share. In addition, on May 1, 1999, the fifth anniversary of the initial option grant, persons who continue to be non-officer directors were each granted additional options to purchase 1,275 shares of the Company's common stock at a price of $21.81. The Plan additionally provides that any non-employee director who is first elected or appointed as a director of the Company or any subsidiary after May 1, 1994, shall, as of that date of such election or appointment, automatically be granted an option to purchase 1,275 shares of the Company's common stock. Such persons who continue to be non-officer directors shall also be granted additional options to purchase 1,275 shares of the Company's common stock on the fifth anniversary of the date they were first elected or appointed to the Board of Directors. The aggregate number of shares which may be issued under the Non-Employee Directors Stock Option Plan is 25,524 shares of common stock.

     Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

-------------------------------------------------------------------------------
Year Ended December 31,                       1999        1998        1997
-------------------------------------------------------------------------------
Net Income                  As reported     $ 3,282     $ 3,032     $ 3,283
                             Pro forma      $ 3,194     $ 3,015     $ 3,265

Basic earnings per share    As reported      $ 1.84      $ 1.68      $ 1.83
                             Pro forma       $ 1.79      $ 1.67      $ 1.82

Diluted earnings per share  As reported      $ 1.83      $ 1.67      $ 1.83
                             Pro forma       $ 1.78      $ 1.66      $ 1.82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options- pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 2.8%, 2.8% and 2.1%; expected volatility of 39.0%, 39.0% and 39.0%; risk-free interest rates of 6.3%, 5.7% and 6.7%; and expected lives of 10 years.

     A summary of the status of the Company's Employee Stock Option Plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below. The number of shares and price per share have been restated to reflect the 5% stock dividends of June, 1999, June, 1998 and May, 1997.

-------------------------------------------------------------------------------
EMPLOYEE STOCK OPTION PLAN

Year Ended December 31,                        1999
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         59,908    $  26.97
Granted                                     ---         ---
Exercised                                   ---         ---
Expired                                   1,102       33.56
                                         ------    --------
Outstanding at end of year               58,806    $  26.85

Options exercisable at year-end          32,898
Weighted average fair value of
   options granted during the year                      N/A


Year Ended December 31,                        1998
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         27,935    $  19.43
Granted                                  32,524       33.56
Exercised                                   ---         ---
Expired                                     551       33.56
                                         ------    --------
Outstanding at end of year               59,908    $  26.97

Options exercisable at year-end          12,223
Weighted average fair value of
   options granted during the year                 $  33.56


Year Ended December 31,                        1997
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         13,317    $  14.30
Granted                                  20,948       21.31
Exercised                                 6,330       14.93
Expired                                     ---         ---
                                         ------    --------
Outstanding at end of year               27,935    $  19.43

Options exercisable at year-end           5,240
Weighted average fair value of
   options granted during the year                 $  21.31

     The following information applies to options outstanding at December 31, 1999.

-------------------------------------------------------------------------------
EMPLOYEE STOCK OPTION PLAN
-------------------------------------------------------------------------------
     Number outstanding                                     58,806
     Range of exercise prices                          $13.78 to $33.56
     Weighted-average exercise price                       $26.85
     Weighted-average remaining contractual life         7.46 years
-------------------------------------------------------------------------------

A summary of the status of the Company's Non-Employee Directors Stock Option Plan as of December 31, 1999 and 1998, and changes during the years ending on those dates are presented below. The number of shares and price per share have been restated to reflect the 5% stock dividends of June, 1999, June, 1998 and May, 1997.

NON-EMPLOYEE DIRECTORS
STOCK OPTION PLAN

Year Ended December 31,                       1999
                                                  Weighted
                                                   Average
                                                  Excercise
                                        Shares      Price
Outstanding at beginning of year        10,206    $  13.56
Granted                                  7,654       21.81
Exercised                                1,276       13.32
Expired                                    ---        ---
                                         -----    --------
Outstanding at end of year              16,584    $  17.39

Options exercisable at year-end          8,611
Weighted average fair value of
   options granted during the year                $  21.81


Year Ended December 31,                       1998
                                                  Weighted
                                                   Average
                                                  Excercise
                                        Shares      Price
Outstanding at beginning of year        10,206    $  13.56
Granted                                    ---        ---
Exercised                                  ---        ---
Expired                                    ---        ---
                                         -----    --------
Outstanding at end of year              10,206    $  13.56

Options exercisable at year-end          8,929
Weighted average fair value of
   options granted during the year                    N/A


Year Ended December 31,                       1997
                                                  Weighted
                                                   Average
                                                  Excercise
                                        Shares      Price
Outstanding at beginning of year        11,481    $  13.53
Granted                                    ---         ---
Exercised                                  957       13.32
Expired                                    318       13.32
                                         -----    --------
Outstanding at end of year              10,206    $  13.56

Options exercisable at year-end          6,378
Weighted average fair value of
   options granted during the year                    N/A

The following information applies to options outstanding at December 31, 1999.

-------------------------------------------------------------------------------
NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN
-------------------------------------------------------------------------------
     Number outstanding                                      16,584
     Range of exercise prices                           $12.96 to $23.25
     Weighted-average exercise price                         $17.39
     Weighted-average remaining contractual life           6.98 years
-------------------------------------------------------------------------------

NOTE N - COMMITMENTS AND CONTINGENCIES

     The Company has non-cancellable operating lease agreements in excess of one year with respect to various buildings and equipment. The minimum annual rental commitments at December 31, 1999 are payable as follows.

--------------------------------------------
       Operating Leases
--------------------------------------------
2000                      $   428
2001                          441
2002                          526
2003                          412
2004                          422
2005 and beyond             1,258
                          -------
Total                     $ 3,487
--------------------------------------------

     The total rental expense was $397,000,  $378,000 and $421,000 in 1999, 1998 and 1997, respectively.

     The Company has reserved $994,000 against unsettled claims which have been or may be asserted against the Bank in connection with certain pre-need funeral trust funds which were allegedly directed by funeral directors to be invested in a private placement annuity issued by EA International Trust. As of December 31, 1999, nine funeral directors whose funds were invested in this annuity have commenced suit against the Bank; if all funeral directors whose funds were invested in this annuity were to pursue claims, the Bank's maximum exposure for unsettled claims would be approximately $4.1 million principal loss plus punitive damages, interest, costs and attorney fees. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. The Bank has discontinued its involvement in this annuity and is pursuing indemnification for some or all of these possible losses from its insurance carriers and from EA International Trust.

NOTE O - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     The contract or notional amounts as of December 31, 1999 are as follows.

Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit             $ 36,119
Standby letters of credit                 $ 2,164


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

     When deemed necessary, collateral held by the Bank for financial instruments varies, but may include personal or commercial real estate, accounts receivable, inventory, equipment, certificates of deposit or marketable securities. The extent of collateral held for any one financial instrument ranges up to 100%. The average collateral held on financial instruments was 79.9% as of December 31, 1999.

NOTE P - CONCENTRATIONS OF CREDIT RISK

     The Bank grants commercial, real estate and installment loans to customers primarily in Northampton, Monroe and Lehigh Counties, Pennsylvania. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of Northampton, Monroe and Lehigh Counties.

     At December 31, 1999, the Bank had residential real estate loans outstanding totaling $112,870,000, which is 55.6% of total loans. The Bank also had real estate related commercial loans outstanding at December 31, 1999 totaling $26,809,000, which is 13.2% of total loans. Loans to various borrowers for land development totaling $7,053,000 are included in the Bank's total real estate commercial loans. These loans represent 26.3% of the total real estate related commercial loans. Loans to individuals for recreational vehicles totaled $25,817,000 at December 31, 1999. This is 12.7% of total loans and 56.2% of the Bank's consumer and installment loans which totaled $45,886,000 at December 31, 1999

NOTE Q - RELATED PARTY TRANSACTIONS

     The amount of loans by the Company to its directors and executive officers was approximately $1,040,000 and $1,298,000 at December 31, 1999 and 1998, respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

     An analysis of the 1999 activity of these loans follows.

-------------------------------------------------------
Balance, January 1, 1999                       $ 1,298
     New loans                                     131
     Repayments                                    389
                                         --------------
Balance, December 31, 1999                     $ 1,040
-------------------------------------------------------

NOTE R - REGULATORY MATTERS

     The Bank, as a National Bank, i s subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1999, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $3,494,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the allowance for possible loan losses. Management believes that, as of December 31, 1999, the Company and the Bank met all capital adequacy requirements to which they were subject.

     The following table provides a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated

CAPITAL RATIOS

                                                                   To Be Well
                                                                  Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 1999        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $34,329   16.67%   $16,477   8.00%      ---    ---
  Bank                      $30,831   15.00%   $16,446   8.00%  $20,557  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,892   15.48%   $ 8,239   4.00%      ---    ---
  Bank                      $28,194   13.71%   $ 8,223   4.00%  $12,334   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $31,892   8.11%    $15,726   4.00%      ---    ---
  Bank                      $28,194   7.20%    $15,655   4.00%  $19,568   5.00%


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

     Restrictions on cash and due from bank accounts are placed upon the banking subsidiary by the Federal Reserve Bank. Certain amounts of reserve balances are required to be on hand or on deposit at the Federal Reserve Bank based upon deposit levels and other factors. The average and year-end amount of the reserve balance for 1999 was approximately $6,150,000 and $6,558,000, respectively. For 1998, the average reserve balance was $5,152,000 and the year-end amount was $5,675,000.

NOTE S - EQUITY TRANSACTIONS

     The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on June 24, 1999 to all shareholders of record at the close of business on June 4, 1999. On June 25, 1998, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on June 5, 1998. The Company also paid a 5% stock dividend on June 19, 1997 to shareholders of record on May 30, 1997. Fractional shares on these stock dividends were paid in cash. The number of shares and earnings per share as stated in the following discussion of the shares issued under the Dividend Reinvestment and Stock Purchase Plan have been restated to reflect these 5% stock dividends.

     A Dividend Reinvestment and Stock Purchase Plan was established in 1988. The Plan provides the holders of common stock with a method to invest their cash dividends and voluntary cash payments of not less than $100 or more than $1,000 per quarter in additional shares of the Company's common stock. Under this plan, shares are sold, in general, at a discounted price of 5% below the average of the high bid and asked price for the Company's common stock on the trading day immediately preceding the investment date. In 1999, 15,061 common new shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $20.99 per share for total proceeds of $316,000. In 1998,

10,910 common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $29.98 for proceeds of $327,000.

NOTE T - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Fair values have been estimated using data which management considered the best available, as generally provided in the Company's FRY-9C Regulatory Reports, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies and resulting fair values, and recorded carrying amounts at December 31, 1999 and 1998 were as follows.

     Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices.

                                         1999                     1998
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value   Amount
Cash and cash equivalents        $  16,272 $  16,272      $  14,259 $  14,259
Investment securities               19,123    19,887         17,920    17,723
Securities available-for-sale      132,356   132,356         98,389    98,389
Mortgage loans held-for-sale           ---       ---            603       603

     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

                                         1999                     1998
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value   Amount
Assets:
 Interest-bearing deposits
  with banks                     $   5,589 $   5,589       $  3,301  $  3,301
Liabilities:
 Deposits with stated
  maturities                       154,771   156,584        136,024   128,711
 Securities sold under
  agreements to repurchase           1,730     1,730          5,094     5,094
 Long-term debt                     29,519    30,000         20,419    20,000

     Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand).

                                         1999                     1998
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value    Amount
Deposits with no
 stated maturities               $ 167,691 $ 167,896      $ 173,301   $165,838

     The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the approximate current market rates adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                         1999                     1998
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value    Amount
Total loans                      $199,738   $202,258      $238,031   $212,437

     There is no material difference between the carrying amount and the estimated fair value of off-balance-sheet items totaling $38,283,000 at December 31, 1999 and $22,502,000 at December 31, 1998 which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107

NOTE U  -  FIRST COLONIAL GROUP, INC.
(PARENT COMPANY ONLY)

-----------------------------------------------------------------------
CONDENSED BALANCE SHEETS
December 31,                                   1999               1998
-----------------------------------------------------------------------
ASSETS

  Cash and Due from Banks                  $     14           $     20
  Interest-Bearing Deposits
    with Banks                                  369                130
  Loan to Banking Subsidiary                  1,000              1,000
  Investment in Banking
    Subsidiary                               24,544             27,158
  Investment in Other
    Subsidiary                                3,680              3,909
  Other Assets                                   35                 13
                                           ---------          ---------
    TOTAL ASSETS                           $ 29,642           $ 32,230

LIABILITIES

  Long-Term Debt                            $ 1,320              $ 435
  Other Liabilities                              79                 78
                                            --------          ---------
    TOTAL LIABILITIES                         1,399                513
SHAREHOLDERS' EQUITY                         28,243             31,717
                                           ---------          ---------
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $ 29,642           $ 32,230

-------------------------------------------------------------------------------
CONDENSED STATEMENT OF INCOME
For the Year Ended December 31,             1999          1998         1997
-------------------------------------------------------------------------------
INCOME

  Dividends from Subsidiaries            $ 1,321         $ 688      $ 1,139
  Interest on Loan
    to Subsidiary                             85            89           89
  Interest on Deposits
    with Banks                                 6             5           21
                                         -------         ------      ------
      TOTAL INCOME                         1,412           782        1,249
                                         -------         ------      ------
EXPENSES

  Interest on Long-Term Debt                 105            39           41
  Other Expenses                              81            94           99
                                         -------         -----       ------
     TOTAL EXPENSES                          186           133          140
                                         -------         -----       ------
Income Before Taxes and
  Equity in Undistributed Net
  Earnings of Subsidiaries                 1,226           649        1,109
Federal Income Tax (Credit)                  (32)          (12)         (10)
                                         -------         -----       ------
Income Before Equity in
  Undistributed Net Earnings
  of Subsidiaries                          1,258           661        1,119
Equity in Undistributed Net
  Earnings of Subsidiaries                 2,024         2,371        2,164
                                         -------       -------      -------
  NET INCOME                             $ 3,282       $ 3,032      $ 3,283
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31,           1999            1998           1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                            $ 3,282         $ 3,032        $ 3,283
  Adjustments to Reconcile
    Net Income to Net Cash
    Provided by Operating
      Activities:
 Distribution in Excess
      of Undistributed Net
      Earnings of Subsidiaries           (2,006)         (2,467)        (2,164)
Changes in Assets and
  Liabilities:
  (Increase) Decrease in
    Interest-Bearing Deposits
    with Banks                             (239)            774           (248)
  (Increase) Decrease in
    Other Assets                            (22)             (1)             -
  Increase (Decrease) in
    Other Liabilities                         1              28            (23)
                                        -------         -------          ------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    1,016           1,366            848
                                        -------         -------         ------
INVESTING ACTIVITIES
  Capital Contribution to
    Bank Subsidiary                           -            (500)             -
                                        --------         -------         ------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                        -            (500)             -
                                        --------         -------         ------
FINANCING ACTIVITIES
  Increase in Long-Term Debt                 885             45              -
  Increase in ESOP Debt                     (885)           (45)             -
  Purchase of Treasury Stock                   -              -           (107)
  Proceeds from the Sale of
    Treasury Stock                             -             94             33
  Proceeds from Issuance
    of Common Stock                          303            333            361
  Cash Dividends Paid                     (1,321)        (1,275)        (1,139)
  Cash in Lieu of
    Fractional Shares                         (4)            (6)            (4)
                                        --------         ------         -------
NET CASH USED IN
  FINANCING ACTIVITIES                    (1,022)          (854)          (856)
                                        --------         ------         -------
Increase (Decrease) in Cash
  and Cash Equivalent                         (6)            12             (8)
Cash and Cash Equivalent,
  January 1,                                  20              8             16
                                        --------         ------         -------
Cash and Cash Equivalent,
  December 31,                          $     14         $   20         $    8

-------------------------------------------------------------------------------

                              INVESTOR INFORMATION

First Colonial Group, Inc.
76 South Main Street
Nazareth, PA   18064

ANNUAL SHAREHOLDERS' MEETING

     The annual shareholders' meeting will be held on Thursday, May 11, 1999 at 9 a.m. at the Bethlehem Holiday Inn, Routes 22 and 512, Bethlehem, Pennsylvania 18017.

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

STOCK INFORMATION

     First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 1999, there were 726 shareholders of record.

     The declaration and payment of dividends is at the sole discretion of the Board of Directors, and their amount depends upon the earnings, financial condition, and capital needs of the Company and the Bank and certain other factors including restrictions arising from Federal banking laws and regulations (see "Note R - Regulatory Matters" in the "Notes to Consolidated Financial Statements") and a certain loan agreement (see "Note G - Long-Term Debt" in the "Notes to Consolidated Financial Statements").

     The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price in December, 1999 was $17.375 and in December, 1998 was $27.738. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of June, 1999 and June, 1998 (see
"Note S - Equity Transactions" in the "Notes to Consolidated Financial Statements").

1998

     First Quarter     $33.56          $31.07         $ 0.1724
     Second Quarter     34.76           31.74           0.1724
     Third Quarter      34.29           25.48           0.1810
     Fourth Quarter     28.33           25.48           0.1810
                                                      --------
     TOTAL                                            $ 0.7068

1999

     First Quarter     $27.62          $21.91         $ 0.1810
     Second Quarter     24.00           20.71           0.1810
     Third Quarter      24.25           18.50           0.1900
     Fourth Quarter     20.00           17.19           0.1900
                                                      --------
     TOTAL                                            $ 0.7420

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

INVESTMENT CONSIDERATIONS

     In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the information contained in this Annual Report and certain investment considerations and other information described in the Company's Form 10-K for the year ended December 31, 1999.

FORM 10-K

     Shareholders, analysts and others seeking a copy of Form 10-K without charge (except for exhibits) or additional financial information about First Colonial Group, Inc. should send a written request to:

                  Reid L. Heeren, Vice President
                  First Colonial Group, Inc.
                  76 South Main Street
                  Nazareth, PA   18064

MARKET MAKERS

     The following investment brokerage houses currently make a market in First Colonial Group, Inc. common stock: F. J. Morrissey & Co., Inc.; Instinet Corporation; Ryan, Beck & Co.; Spear Leeds & Kellogg Capital Markets; and Tucker Anthony, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         The information contained under the captions "Election Of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's 2000 Proxy Statement and "Executive Officers of the Registrant" in
Item 4.1 of this Form 10-K is incorporated herein by reference therefrom.

Item 11.      Executive Compensation

         The information contained under the caption "Executive Compensation" in
the  Company's  2000  Proxy  Statement  is  incorporated   herein  by  reference
therefrom.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The information contained under the caption "Voting Securities and Principal Holders Thereof" in the Company's 2000 Proxy Statement is incorporated herein by reference therefrom.

Item 13.      Certain Relationships and Related Transactions

         The information contained under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference therefrom.

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

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets for the Years Ended
         12/31/99 and 12/31/98

         Consolidated Statements of Income and Comprehensive Income for the Years Ended 12/31/99, 12/31/98 and 12/31/97

         Consolidated Statement of Changes in Shareholders' Equity for the Years Ended 12/31/99, 12/31/98 and 12/31/97

         Consolidated Statements of Cash Flows for the Years Ended 12/31/99, 12/31/98 and 12/31/97

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

    * 10.1 (1)      Deferred Compensation Plan for Directors.

      10.2          Intentionally omitted.

    * 10.3 (1)      Form of Executive Benefit Program Agreement.

    * 10.4 (6)      Employee Stock Ownership Plan.

      10.5 (1) Loan Agreement (including Exhibits thereto), dated October 5, 1994, by and between the Company and Commonwealth Bank and Trust Company, N.A.

    * 10.6 (3)      First Colonial Group, Inc. Stock Option Plan.

      10.7          Intentionally Omitted

    * 10.8 (8)      Restated Optional Deferred Salary Plan (401(k)).

    * 10.9 (10)     1994 Stock Option Plan for Non-Employee Directors,
                    as amended

    *10.10 (9)      Severance Agreement dated July 19, 1994 by and between
                    the Bank and S. Eric Beattie

    *10.10.1 (12)   Amendment No. 1 to Severance Agreement by and between
                    the Board and S. Eric Beattie

    *10.11 (9)      Severance Agreement dated July 19, 1994 by and between
                    the Bank and Reid L. Heeren

      Number          Title                                           Page No.
      ------          -----                                           --------
    *10.11.1 (12)   Amendment No. 1 to Severance Agreement by and
                       between the Board and Reid L. Heeren

    *10.12 (9)      Severance agreement dated July 19, 1994 by and
                       between the Bank and Arthur Williams

    *10.12.1 (12)   Amendment No. 1 to Severance Agreement by and
                       between the Board and Arthur Williams

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

    *10.15 (10)     Amendment No. 1 dated September 22, 1994 to
                       the Optional Deferred Salary Plan (401K)

    *10.16 (11)     Amendment Number 1 to the 1994 Stock Option Plan
                       for Non-Employee Directors

    *10.17 (11)     1996 Employee Stock Option Plan

    *10.18 (13)     Severance Agreement dated September 22, 1997 by
                       and between the Board and Tomas J. Bamberger

     10.19 (14)     Loan Agreement dated April 22, 1998 by and
                       between First C. G. Company and the
                       Employee Stock Ownership Plan

    *10.20 (15)     Severance Agreement dated March 1, 1999 by and
                       between the Board and Robert McGovern

     10.21          Loan Agreement dated February 8, 1999 by and
                       between First C. G. Company and the
                       Employee Stock Ownership Plan

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

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1994.

(11) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1995.

(12) Incorporated by reference by the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1996.

(13) Incorporated by reference by the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1997.

(14) Incorporated by reference by the Company's Annual Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 1998.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-11526) for the quarter ended June 30, 1999.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST COLONIAL GROUP, INC.

Dated:  March 31, 2000                       By:  /s/  S. Eric Beattie
                                                  --------------------
                                                  S. ERIC BEATTIE, President
                                                  and Chief Executive

Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Richard Stevens, III

          ----------------------------
          RICHARD STEVENS, III
          Chairman of the Board
          and Director
          March 31, 2000

By:  /s/  S. Eric Beattie
          ----------------------------
          S. ERIC BEATTIE
          President, Chief Executive Officer
          and Director (Principal Executive Officer)
          March 31, 2000

By:  /s/  Reid L. Heeren
          ----------------------------
          REID   L.   HEEREN
          Executive  Vice  President  and  Treasurer
          (Principal  Financial  Officer  and
           Principal Accounting Officer) March 31, 2000

By:  /s/  Robert J. Bergren
          ----------------------------
          ROBERT J. BERGREN
          Director
          March 31, 2000

By:  /s/  Christian F. Martin, IV
          ----------------------------
          CHRISTIAN F. MARTIN, IV
          Director
          March 31, 2000

By:  /s/  Gordon B. Mowrer
          ----------------------------
          GORDON B. MOWRER
          Director
          March 31, 2000

By:  /s/  Daniel B. Mulholland
          ----------------------------
          DANIEL B. MULHOLLAND
          Director
          March 31, 2000

By: /s/   Charles J. Peischl
          -----------------------------
          CHARLES J. PEISCHL, ESQUIRE
          Director
          March 31, 2000

By: /s/   John H. Ruhle, Jr.
          -----------------------------
          JOHN H. RUHLE, JR.
          Director
          March 31, 2000

By: /s/   Maria Zumas Thulin
          -----------------------------
          MARIA Z. THULIN
          Director
          March 31, 2000