Form 10-Q
period 2000-03-31
FIRST COLONIAL GROUP INC
filed 2000-05-15
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
   (Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     PENNSYLVANIA                                    23-2228154
------------------------                  --------------------------------
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

  76 S. MAIN ST., NAZARETH, PA                         18064
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

                                 YES X NO _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,853,271 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON MARCH 31, 2000

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX
PART I - FINANCIAL INFORMATION                                       PAGE NO.

     ITEM 1  -  Financial Statements

      Consolidated Balance Sheet                                         2
      Consolidated Statement of Income                                   3
      Consolidated Statement of Comprehensive Income                     4
      Consolidated Statement of Cash Flows                               5
      Notes to Consolidated Financial Statements                         6

     ITEM 2  -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           12

     ITEM 3  -  Quantitative and Qualitative Discussion About           25
                Market Risk

PART II  -  OTHER INFORMATION

     ITEM 5  -  Other Information                                       29
     ITEM 6  -  Exhibits and Reports on Form 8-K                        29

SIGNATURES                                                              30

             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands)
                             (Unaudited)

                                                      March 31      Dec. 31
                                                       2000           1999
                                                      --------      -------

ASSETS
  Cash and Due From Banks                             $ 13,968      $ 14,272
  Federal Funds Sold                                        -          2,000
                                                      --------      --------
    Total Cash and Cash Equivalents                     13,968        16,272
  Interest-Bearing Deposits With Banks                      64         5,589
  Investment Securities Held-to-Maturity
    (Fair Value: March 31, 2000 $18,959
     Dec. 31, 1999 - $19,123)                           19,563        19,887
  Securities Available-for-Sale at Fair Value          146,658       132,356
  Mortgage Loans Held-for-Sale                              -             -
  Total Loans, Net of Unearned Discount                204,664       202,258
  LESS:  Allowance for Possible Loan Losses             (2,371)       (2,437)
                                                      --------       -------
  Net Loans                                            202,293       199,821
  Premises and Equipment, Net                            7,223         7,116
  Accrued Interest Income                                2,851         3,045
  Other Real Estate Owned                                  643           571
  Other Assets                                           7,414         7,232
                                                       -------       -------
    TOTAL ASSETS                                     $ 400,677     $ 391,889
                                                     ---------     ---------
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                       40,196        41,813
    Interest-Bearing Deposits                          279,450       282,667
                                                     ---------     ---------
      Total Deposits                                   319,646       324,480
  Securities Sold Under Agreements to Repurchase         7,545         1,730
  Short-Term Debt                                        7,730            -
  Long-Term Debt                                        30,000        30,000
  Accrued Interest Payable                               3,763         4,208
  Other Liabilities                                      3,267         3,228
                                                     ---------     ---------
    TOTAL LIABILITIES                                  371,951       363,646

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued                -             -
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued  -  1,853,271 shares at March 31, 2000
    and 1,848,437 shares at Dec. 31, 1999                9,266         9,242
  Additional Paid in Capital                            15,727        15,674
  Retained Earnings                                      9,423         8,968
  Employee Stock Ownership Plan Debt                    (1,320)       (1,320)
  Accumulated Other Comprehensive Loss                  (4,370)       (4,321)
                                                     ---------      --------

Total Shareholders' Equity                              28,726        28,243
                                                     ---------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 400,677     $ 391,889
                                                     ---------     ---------

See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                Three Months Ended
                                               Mar. 31,      Mar. 31,
                                                 2000          1999
INTEREST INCOME
    Interest and Fees on Loans                 $4,182        $4,396
    Interest on Investment Securities
      Taxable                                   2,279         1,341
      Tax-Exempt                                  363           388
    Interest on Deposits with Banks and
      Federal Funds Sold                           32            99
                                               ------        ------
        Total Interest Income                   6,856         6,224
                                               ------        ------
INTEREST EXPENSE
    Interest on Deposits                        2,580         2,342
    Interest on Short-Term Borrowings             116            46
    Interest on Long-Term Debt                    454           280
                                               ------        ------
        Total Interest Expense                  3,150         2,668
                                               ------        ------
NET INTEREST INCOME                             3,706         3,556
    Provision for Possible Loan Losses              -           125
                                               ------        ------
    Net Interest Income After Provision
        for Possible Loan Losses                3,706         3,431
                                               ------        ------
OTHER INCOME
    Trust Revenue                                 329           266
    Service Charges on Deposit Accounts           451           372
    Investment Securities Gains, Net               46           216
    Gain on Sale of Mortgage Loans                  1            78
    Other Operating Income                        208           182
                                               ------        ------

        Total Other Income                      1,035         1,114
                                               ------        ------
OTHER EXPENSES
    Salaries and Employee Benefits              1,802         1,640
    Net Occupancy and Equipment Expense           572           535
    Other Operating Expenses                    1,343         1,373
                                               ------        ------

        Total Other Expenses                    3,717         3,548
                                               ------        ------

Income Before Income Taxes                      1,024           997
Applicable Income Taxes                           228           212
                                               ------        ------

NET INCOME                                     $  796        $  785
                                               ======        ======
PER SHARE DATA
    Basic Net Income                           $ 0.44        $ 0.44
    Diluted Net Income                         $ 0.44        $ 0.44
    Cash Dividends                             $ 0.19        $ 0.18

See accompanying notes to interim financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                    Mar. 31,     Mar. 31,
                                                     2000          1999
                                                    ------        -----

Net Income                                          $ 796         $ 785

Other Comprehensive Loss, Net of Tax
   Unrealized holding losses on securities
      Unrealized holding losses arising in period     (78)         (753)
      Less: Reclassification adjustment; gain
         included in net income                        30           143
                                                    -----         -----

Other Comprehensive Loss                              (48)         (610)
                                                    -----         -----

Comprehensive Income                                $ 748         $ 175
                                                    =====         =====


Other comprehensive income is shown net of tax of $(25,000) and $(314,000) for March 31, 2000 and March 31, 1999, respectively.




See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Three Months Ended
OPERATING ACTIVITIES                                        March 31,  March 31,
                                                               2000       1999
                                                           --------    --------

Net Income                                                     $796       $785
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Possible Loan Losses                            -        125
    Depreciation and Amortization                               261        255
    Amortization of Security Discounts                          (95)       (36)
    Amortization of Security Premiums                            61         59
    Amortization of Deferred Fees on Loans                      117          1
    Gainon Sale of Other Real Estate Owned                       (7)       (13)
    Mortgage Loans Originated for Sale                          (71)   (10,266)
    Mortgage Loan Sales                                          71      9,799
    Gain on Sale of Mortgage Loans                               (1)       (78)
    Investment Securities Gains, Net                            (46)      (801)
  Changes in Assets and Liabilities:
    Increase in Accrued Interest Income                         194         82
    Increase (Decrease) in Accrued Interest Payable            (445)        27
    Increase in Other Assets                                   (174)      (617)
    Increase in Other Liabilities                                39        440
                                                            -------   --------
Net Cash (Used In) Operating Activities                         700       (238)
                                                            -------   --------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale     3,249      5,090
Proceeds from Maturities of Securities Held-to-Maturity         314      2,662
Proceeds from Sales of Securities Available-for-Sale             47      8,503
Purchase of Securities Available-for-Sale                   (17,582)   (33,265)
Net Decrease (Increase) in Interest Bearing Deposits
   with Banks                                                 5,525     (3,452)
Net Increase) Decrease in Loans                              (2,675)     2,568
Purchase of Premises and Equipment, Net                        (350)        (1)
Proceeds from Sale of Other Real Estate Owned                    22        130
                                                            -------    -------
Net Cash Used In Investing Activities                       (11,450)   (17,765)
                                                            -------    -------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
     Bearing Demand Deposits and Savings Accounts              (265)     2,654
Net Increase (Decrease) in Certificates of Deposits          (4,569)    13,391
Net Increase in Short-Term Debt                               7,730          -
Net Increase in Repurchase Agreements                         5,815        981
Net Increase in ESOP Debt                                         -     (1,000)
Proceeds from Issuance of Stock                                  76         77
Cash Dividends Paid                                            (341)      (321)
                                                            -------     ------

Net Cash Provided by Financing Activities                     8,446     15,782
                                                            -------     ------

(Decrease)Increase in Cash and Cash Equivalents              (2,304)    (2,221)
Cash and Cash Equivalents, January 1                         16,272     14,259
                                                            -------     ------
Cash and Cash Equivalents, March 31,                        $13,968    $12,038
                                                            =======    =======

See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A  -  GENERAL

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report for the year ended December 31, 1999.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

NOTE C  -  INVESTMENT CONSIDERATIONS

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

NOTE D  -  FORWARD LOOKING STATEMENTS

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements as to litigation and the amount of reserves, the discussion in "Item 3 - Quantitative and Qualitative Discussion About Market Risk", statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulations, competition, results of litigation, and the time, expense and unanticipated problems in addressing the Year 2000 issue. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

NOTE E  -  CASH DIVIDENDS

On February 18, 2000 the Company paid its 2000 first quarter dividend on its common stock of $.19 per share to shareholders of record on February 4, 2000.

NOTE F  -  STOCK DIVIDEND

On June 24, 1999 the Company paid a 5% stock dividend to shareholders of record on June 4, 1999. Fractional shares were paid in cash based on the closing price of $23.312 per share on the record date. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE G -  EARNINGS PER SHARE

The Company calculates earning per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". SFAS 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosures of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods earnings per share calculations have been restated to reflect the adoption of SFAS No. 128. Basic and diluted earnings per share are calculated as follows:

For the Three Months Ended March 31,

                                                        Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
2000

Net Income                                  $  796

Basic Earnings Per Share
  Income Available to Common Shareholders   $  796      1,794,838      $  0.44

Effect of Dilutive Securities
  Stock Options                                             2,616
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  796      1,797,454      $  0.44
                                            ------      ---------      -------
1999

Net Income                                  $  785

Basic Earnings Per Share
  Income Available to Common Shareholders   $  785      1,790,857      $  0.44

Effect of Dilutive Securities
  Stock Options                                             5,689
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  785      1,796,546      $  0.44
                                            ------      ---------      -------


Average common shares outstanding in the three month period ending March 31, 2000 and 1999 do not include 55,677 and 43,416, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 1999.

NOTE H  -  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows:


Three Month Period Ended March 31,                2000                1999
                                              ----------          ----------

Beginning Balance                             $2,437,000          $2,691,000

Additions
   Provision for loan losses charged to
     operating expenses                                -             125,000
   Recoveries of loans                            53,000              18,000
                                              ----------          ----------
      Total Additions                             53,000             143,000

Deductions
   Loans charged off                             119,000             165,000
                                              ----------          ----------

Ending Balance                                $2,371,000          $2,669,000


NOTE I  -   IMPAIRED LOANS

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


At March 31,                                   2000             1999
                                            ----------       ----------

Principal amount of impaired loans           $371,000         $501,000
Deferred loan costs                              ---             ---
                                            ----------       ----------
                                             $371,000          501,000
Less valuation allowance                       74,000          173,000
                                            ----------       ----------
                                             $297,000         $328,000

On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the quarter ending March 31, 2000 is as follows:


                                                 2000                1999
                                              --------            --------

Valuation allowance at January 1,             $ 74,000            $303,000
Provision for loan impairment                      ---                 ---
Transfer from Unallocated Allowance                ---             112,000
Direct charge-offs                                 ---              18,000
                                              --------            --------
Valuation allowance at March 31,              $ 74,000            $173,000


Total cash collected on impaired loans during the three month period ended March 31, 2000 was $11,000, of which $4,000 was credited to the principal balance outstanding on such loans and $7,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first three months of 2000 was $10,000. The valuation allowance for impaired loans of $74,000 at March 31, 2000 is included in the "Allowance for Possible Loan Losses" which amounts to $2,371,000 at March 31, 2000. There was no provision for loan impairment for the period ended March 31, 2000.

NOTE J  -  REPORTING OF COMPREHENSIVE INCOME

On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued (SFAS) No. 130, "Reporting Comprehensive Income", which requires presenting a complete set of financial statements to include details of comprehensive income that arises in the reporting period. Comprehensive income consists of net income or loss for the current period and other comprehensive income - income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities. The Corporation has elected to report comprehensive income on a separate schedule titled "Statement of Comprehensive Income".

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
           ACTIVITY

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities"' which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in the value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operations.

NOTE M  -  COMMITMENTS AND CONTINGENCIES

The Company has reserved $994,000 against unsettled claims which have been or may be asserted against the Bank in connection with certain pre-need funeral trust funds which were allegedly directed by funeral directors to be invested in a private placement annuity issued by EA International Trust. As of March 31, 2000, nine funeral directors whose funds were invested in this annuity have commenced suit against the Bank; if all funeral directors whose funds were invested in this annuity were to pursue claims, the Bank's maximum exposure for unsettled claims would be approximately $4.1 million principal loss plus punitive damages, interest, costs and attorney fees. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. The Bank has discontinued its involvement in this annuity and is pursuing indemnification for some or all of these possible losses from its insurance carriers and from EA International Trust.

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 2000.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3
- Quantitative and Qualitative Discussion About Market Risk", statements as to litigation and the amount of reserves, statements or estimates concerning the effect of the "Year 2000" issues on the Company's systems and software and the Company's plans with regard to "Year 2000" issues and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including with limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, results of litigation and the time, expense and unanticipated problems in addressing the "Year 2000" issue. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

Liquidity and Capital Resources

       Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At March

31, 2000, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $14,032,000, and securities maturing within one year totaled $3,479,000. At December 31, 1999, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $21,861,000, and securities maturing within one year were $2,249,000. Securities sold under an agreement to repurchase totaled $7,545,000 at March 31, 2000 and $1,730,000 at December 31, 1999. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $3,000 at March 31, 2000 and $5,548,000 at December 31, 1999. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal funds sold at March 31, 2000. At December 31, the Company had $2,000,000 in Federal funds sold.

       The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at March 31, 2000, subject to certain collateral requirements. The Bank had $7,730,000 in short-term (overnight) borrowings against this line at March 31, 2000. The Bank had no short-term borrowings against the Federal Home Loan Bank line at December 31, 1999. The Bank had additional borrowings from the Federal Home Loan Bank at March 31, 2000 and December 31, 1999 totaling $30,000,000 of which $8,000,000 is due in August 2000, $5,000,000 is due in December 2001 and $7,000,000 is due in October 2003
and $10,000,000 is due in August 2004.

       Cash flows for the three months ended March 31, 2000 consisted of cash used in investing activities of $11,450,000 offset in part by cash provided by operating activities of $700,000 and cash provided by financing activities of $8,446,000 resulting in a decrease in cash and cash equivalents of $2,304,000.

       Cash provided by operating activities consisted principally of net operating income of $796,000, depreciation and amortization of $261,000, an increase in accrued interest income of $194,000, and amortization of deferred fees on loans and security premiums of $118,000 and $61,000, respectively, partially offset by a decrease in accrued interest payable of $445,000, an increase in other assets of $174,000 and amortization of security discounts of $95,000. Cash was used in investing activities for the purchase of securities available-for-sale of $17,582,000, a net increase in loans of $2,675,000 and the net purchase of premises and equipment of $350,000, partially offset by proceeds from maturities of securities available-for-sale and held-to-maturity of $3,249,000 and $314,000, respectively, proceeds from the sale of securities available-for-sale of $47,000 and proceeds from the sale of other real estated owned of $22,000. Cash provided by financing activities consisted principally of increases in short term borrowings and repurchase agreements of $7,730,000 and $5,815,000, respectively, partially offset by a decrease in certificates of deposit of $4,569,000, decreases in interest and non-interest bearing demand deposits and savings accounts of $265,000 and the payment of cash dividends of $341,000.

       The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at March 31, 2000 was $28,726,000 as compared to $28,243,000 at December 31, 1999, for an increase of $483,000 or 1.7%. This increase was attributable to net income for the three months of 2000 of $796,000 and proceeds from the sale of common stock pursuant to the Dividend Reinvestment Plan of $76,000 offset in part by a decrease of $48,000 in the value of the securities available for sale (see discussion on "Investment Securities"), and the payment of cash dividends of $341,000.

       The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first three months of 2000, 4,505 shares of common stock were purchased from authorized and unissued shares at an average price of $16.63 per share for proceeds of approximately $76,000.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 3% to 5% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of March 31, 2000, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital Ratios

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At March 31, 2000           Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $34,793   16.71%   $16,653   8.00%      ---    ---
  Bank                      $31,173   15.01%   $16,619   8.00%  $20,774  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $32,422   15.57%   $ 8,327   4.00%      ---    ---
  Bank                      $28,602   13.77%   $ 8,310   4.00%  $12,465   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $32,422   8.25%    $15,727   4.00%      ---    ---
  Bank                      $28,602   7.27%    $15,727   4.00%  $19,659   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1999        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $34,329  16.67%    $16,477   8.00%      ---    ---
  Bank                      $30,831  15.00%    $16,446   8.00%  $20,557  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,892  15.48%    $ 8,239   4.00%      ---    ---
  Bank                      $28,194  13.71%    $ 8,223   4.00%  $12,334   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $31,892   8.11%    $15,726   4.00%      ---    ---
    Bank                    $28,194   7.20%    $15,655   4.00%  $19,568   5.00%

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

Assets and Liabilities

       Total assets at March 31, 2000 were $400,677,000, representing an increase of 2.24% over total assets of $391,889,000 at December 31, 1999. Deposits decreased by $4,834,000 or 1.5% from $324,480,000 on December 31, 1999 to $319,646,000 on March 31, 2000. Contributing to this decrease were decreases in certificates of deposit of $4,569,000, non-interest bearing checking deposits of $1,617,000 and interest bearing checking deposits of $563,000, partially offset by an increase in savings and money market deposits of $1,915,000. Loans outstanding at March 31, 2000 were $204,664,000 as compared to $202,258,000 at December 31, 1999. This was an increase of $2,406,000 or 1.2%. The increase in loans was primarily the result of an increase of $1,986,000 or 3.4% in residential real estate loans. During the first three months of 2000, one fixed rate residential real estate mortgage was sold for $71,000 with a 30 year maturity. Loans of this type are sold periodically to reduce the Company's interest-rate risk and to provide liquidity for future lending opportunities. The loan sold was originated in the first quarter of 1999. The Bank continues to service this loan. There were no residential real estate loans identified as held-for-sale at March 31, 2000 and none held-for-sale at December 31, 1999.
Additionally, the net increase in loans during the first three months of 2000 included a $68,000 or 0.12% increase in commercial loans and a $356,000 or 0.41% increase in consumer loans. The loan to deposit ratio was 64.03% at March 31, 2000 and 62.3% at December 31, 1999.

       Premises and equipment increased by $107,000 to $7,223,000 at March 31, 2000 from $7,116,000 at December 31, 1999.

       The Company had long-term debt totaling $30,000,000 at March 31, 2000 and December 31, 1999 from the Federal Home Loan Bank of Pittsburgh. Of this amount $8,000,000 matures in August 2000, $5,000,000 matures in December 2001, $7,000,000 matures on 2008 and the remaining $10,000,000 matures in August 2004. The interest rates associated with these loans are 6.17% variable, 6.26% variable (at LIBOR plus 3 basis points), 4.86% fixed to December 2003 at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, and 6.06% fixed to August 2000 at which time the rate may be 3 month LIBOR plus 15 basis points, respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans.

       The Company's Employee Stock Ownership Plan (ESOP) has two loans outstanding totaling $1,320,000 at March 31, 2000 and December 31, 1999. During the first quarter of 1999, the ESOP borrowed $1,000,000 from the Company's subsidiary, First C. G. Company, payable over twenty years with interest due quarterly and principal annually in October. The proceeds from this loan were used to purchase 35,500 shares of the Company's common stock. In the second quarter of 1998, the ESOP borrowed $500,000 from First C. G. Company. This loan is due in 2005 with interest due quarterly and principal annually in October. The interest rate on these loans is at the Bank's prime rate (9.0% at March 31, 2000 and 8.5% at December 31, 1999).

       At March 31, 2000, the Bank had short-term borrowings of $7,730,000 from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000. The Bank had no such short-term borrowings at December 31, 1999.

Results of Operations

       The net income for the three months ended March 31, 2000 was $796,000, an $11,000 or 1.4% increase compared to net income of $785,000 for the same period in 1999. The earnings improvement is attributable to an increase in net interest income of $150,000 or 4.2%, an increase in total other income of $168,000 or 20.5%, exclusive of investment security gains of $46,000 and gains on the sale of mortgages of $1,000 and a decrease in the provision for possible loan losses of $125,000 partially offset by an increase in other expenses of $169,000 or 4.8% and a $16,000 or 8% increase in Federal income taxes.

       Basic earnings per share for the three months ended March 31, 2000 were $0.44 as compared to $0.44 for the corresponding period in 1999. Average shares outstanding during this three month period were 1,794,838 in 2000 and 1,790,857 in 1999. Diluted earnings per share for the three month period ended March 31, 2000 were $0.44 compared to $0.44 for the same period in 1999. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 24, 1999. (see Note F)

Net Interest Income

       The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

       Net interest income amounted to $3,706,000 for the three months ended March 31, 2000 as compared to $3,556,000 for the three months ended March 31, 1999, an increase of $150,000 or 4.2%. This increase is the result of deposit growth and increases in investment securities as compared to the first quarter of 1999.

       Total taxable-equivalent interest income increased $558,000 or 8.7% primarily the result of higher rates and volumes in the investment securities. Taxable equivalent income from investment securities for the first quarter increased $836,000 or 43.3% over the same period in 1999. This was comprised of a $713,000 increase due to volume and a $123,000 increase as a result of an increase in rate/volume. Average year-to-date earning assets increased to $366,427,000 at March 31, 2000 from $337,108,000 at March 31, 1999, a
$29,319,000 or 8.7% increase.

       Total interest expense increased $482,000 during the first three months of 2000, compared to the same period in 1999. This increase was principally the result of increased volume of deposit accounts and borrowed money. Interest expense attributed to time deposits increased $249,000 during the first three months of 2000, compared to the first three months of 1999. The increase in time deposit interest expense was due to a higher level of interest-bearing deposits. Also affecting this growth in interest expense were higher interest rates paid on all deposit accounts and borrowings as a result of repricing due to market conditions (see Item 3. - Quantitative and Qualitative Discussion About Market
Risk).

       The following table sets forth a "Rate/Volume Analysis" which segregates in detail the major factors that contributed to the changes in net interest income for the three months ended March 31, 2000 compared to the same period in 1999. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                             RATE/VOLUME ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Three Months Ended
                                                       March 31, 2000
                                                       Over / (Under)
                                                       March 31, 1999
                                                       CHANGE DUE TO:

                                                TOTAL      RATE      VOLUME

(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks         $   (61)   $     3    $   (64)
Federal Funds Sold                                (5)         3         (8)
Investment Securities                            836        123        713
Loans                                           (212)       (75)      (137)
                                             -------    -------    -------
Total Interest Income                            558         54        504
                                             -------    -------    -------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs             $     -    $   (10)   $    10
Time Deposits                                    238        (11)       249
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase            (1)        10        (11)
Short-Term Borrowings                             71         13         58
Long-Term Borrowings                             174         34        140
                                             -------    -------    -------
Total Interest Expense                       $   482    $    36    $   446
                                             -------    -------    -------

Net Increase in Interest Income              $    76    $    18    $    58

Other Income and Other Expenses

       Other income for the three months ended March 31, 2000 including service charges, trust fees, and other miscellaneous income, but exclusive of securities gains or losses and gains on the sale of mortgage loans, was $988,000 as compared to $820,000 for the same period in 1999. This was an increase of $168,000 or 20.5%. The revenues from the Trust Department operations were $329,000 for the three months ended March 31, 2000 compared to $266,000 for the three months ended March 31, 1999, an increase of $63,000 or 23.7%. There were $1,000 in gains on the sale of mortgage loans for the three month period ended March 31, 2000 as compared to $78,000 for the same period in 1999, a decline of $77,000 or 98.4%. This decline was the result of fewer mortgage loans being originated as a result of an increase in interest rates for such loans.

       Total other expenses for the three month period ended March 31, 2000 increased by $169,000 or 4.8% to $3,717,000 over total other expenses for the same period in 1999 of $3,548,000. Included in this increase is a $162,000 or 9.8% increase in salary and benefit expenses which were $1,802,000 as compared to $1,640,000 in 1999. These increases are primarily due to general salary increases of approximately 4% and additional staff necessitated by the new branches in Stroudsburg and Mount Pocono. Occupancy and equipment expenses were $572,000 for the three months ended March 31, 2000 and $535,000 for the three months ended March 31, 1999, an increase of $37,000 or 6.9%. The increase in occupancy expense was primarily due to expenses related to the new branches. Other operating expenses for the three month period ended March 31, 2000 were $1,343,000, a decrease of $30,000 or 2.2% from the $1,373,000 in other operating expenses for the same period in 1999.

Investment Securities

       The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at March 31, 2000 and December 31, 1999.

       Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $146,658,000 in available-for-sale securities at March 31, 2000 with a net unrealized loss of $4,370,000. At December 31, 1999 available-for-sale securities amounted to $132,356,000 with a net unrealized loss of $4,321,000.

       Held-to-maturity securities totaling $19,563,000 at March 31, 2000 are carried at cost. At December 31, 1999, the held-to-maturity securities totaled $19,887,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at March 31, 2000, did not hold any securities identified as derivatives.

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

       For the first three months of 2000, the provision for loan losses was zero compared to $125,000 for the same period in 1999. Net charge offs were $66,000 for the three months ended March 31, 2000 compared with $147,000 for the three months ended March 31, 1999. The ratio of the allowance for loan losses to total loans at March 31, 2000 was 1.16% compared to 1.20% at December 31, 1999. This was primarily the result of an increase in total loans to $204,664,000 at March 31, 2000 from $202,258,000 at December 31, 1999 and the absence of provisions for loan losses in the first three months of 2000. The allowance for possible loan losses at March 31, 2000 totaled $2,371,000, a decrease of $66,000 or 2.71% from the December 31, 1999 amount of $2,437,000.

       As provided by SFAS No. 114, as amended by SFAS No. 118, $74,000 of the Allowance for Possible Loan Losses is allocated to impaired loans at March 31, 2000 (See Note I "Impaired Loans").

       Transactions in the allowance for loan losses are as follows:


Three Month Period Ended March 31,              2000               1999
                                            -------------     --------------
Beginning Balance                            $ 2,437,000       $ 2,691,000

Additions
   Provision for loan losses charged to
      operating expenses                               -           125,000
   Recoveries of loans                            53,000            18,000
                                             -----------       ------------
      Total Additions                             53,000           143,000

Deductions
   Loans charged off                             119,000           165,000
                                             -----------       ------------

Ending Balance                               $ 2,371,000       $ 2,669,000


       The following table sets forth an allocation of the allowance for loan losses by loan category:

At March 31, 2000
-----------------
        Commercial                   $  751,000
        Residential Real Estate         288,000
        Consumer                        809,000
        Unallocated                     523,000
                                      ---------
     Total                           $2,371,000


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

       Non performing loans (non accruing loans and loans past due over 90 days) were 1.59% of total loans at March 31, 2000 compared to 1.07% at March 31, 1999. The increase in this ratio is the result of a $1,005,000 or a 44.59% increase in non performing loans to $3,259,000 over the one year period ending March 31, 2000. The ratio of the allowance for loan losses to non performing loans was 72.75% at March 31, 2000 compared to 118.4% at March 31, 1999.

       Non accruing loans at March 31, 2000 of $1,272,000 increased from March 31, 1999 level of $1,096,000. This $176,000 increase results primarily from the addition of three residential real estate mortgages offset by the receipt of payments. These loans are secured by residential real estate. At the present time, management is of the opinion that these loans present a minimal amount of loss exposure to the bank.

       Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 2000, loans past due 90 days or more and still accruing interest were $1,987,000 compared to $1,158,000 at March 31, 1999. The $829,000 increase in loans past due 90 days from March 31, 1999 to March 31, 2000 was the result of increases in mortgage and commercial loans past due 90 days or more of $903,000 and $36,000, respectively. This was offset in part by a decrease in consumer loans of $110,000.


NON-PERFORMING LOANS
                                            March 31,  December 31,   March 31,
                                              2000        1999          1999

Non-accrual loans on a cash basis         $1,272,000   $1,311,000     $1,096,000
Non-accrual loans as a percentage
  of total loans                               0.62%        0.65%          0.52%
Accruing loans past due 90 days
  or more                                 $1,987,000   $1,491,000     $1,158000
Accruing loans past due 90 days
  or more as a percentage of total
  loans                                        0.97%        0.74%         0.55%
Other Real Estate Owned from
  Foreclosed Property                     $      643   $ 571,000     $  601,000
Allowance for loan losses to
  nonperforming loans                         72.75%      86.97%        118.40%
Nonperforming assets to total loans            1.59%       1.39%          1.07%
Allowance for loan losses to total loans       1.16%       1.20%          1.27%


       There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at March 31, 2000.

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

       The Company developed contingency plans to address any or all systems that, despite all testing, still do not operate correctly in the Year 2000. The contingency plans provide for manual and personal computer based systems to process checks, deposits and loan transactions. The Company increased its inventories of the various required supplies, such as new account and loan forms, deposit withdrawal forms and other pre-printed forms, available at the Company's Main Office and branch offices. Alternative communications systems and power sources were established.

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

       The Company did not experience any material problems related to Year 2000 during the first three months of 2000. The Bank had all of its branch offices open for business on January 1, 2000 with all systems operating normally. The potential full effect, if any, of the Year 2000 issue on the Company, its customers and its business partners, including other banks, the Federal Reserve Bank and other Federal agencies, will not be fully determined until later. If problems related to the Year 2000 arise within the Company or entities with which the Company conducts business, the Company revenues and financial condition could be adversely impacted.

       The Company did not incur any Year 2000 related expenses during the quarter ended March 31, 2000 and does not anticipate any additional Year 2000 related expenses. No significant projects have been delayed as a result of the Company's Year 2000 effort.

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

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

Three Months Ended, March 31,                2000                   1999
                                             Int    Avg             Int   Avg
                                     Avg     Inc/  Yield/     Avg   Inc/ Yield/
                                     Bal     Exp    Rate      Bal   Exp   Rate

ASSETS:
INTEREST-EARNING ASSETS
Int-Bearing Deposits with Banks  $  1,763  $   24   5.45% $ 7,278  $  85  4.68%
Federal Funds Sold                    549       9   6.56    1,267     14  4.40
Investment Securities
      Taxable                      33,893   2,279   6.81   87,181  1,341  6.16
      Non-Taxable (1)              29,525     486   6.58   32,134    588  7.32
Net Loans Held for Sale                 6       -     --    2,963     26  3.52
Loans (1) (2)                     203,692   4,191   8.23  209,018  4,377  8.36
Reserve for Loan Losses            (2,501)     --     --   (2,733)    --    --
                                ---------   -----        --------  -----
Net Loans                         201,191   4,191   8.33  206,285  4,377  8.48
                                ---------   -----        --------  -----
  Total Interest-Earning Assets   366,927   6,989   7.62  337,108  6,431  7.64
Non-Interest Earning Assets        30,879      --     --   27,124     --    --
                                ---------   -----        --------  -----
  TOTAL ASSETS, INT INCOME      $ 397,806   6,989   7.03 $364,232  6,431  7.08
                                ---------   -----        --------  -----

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits               $  52,170     127   0.97 $ 49,448    132  1.08
  Money Market Deposits            12,957      91   2.81   13,620     92  2.72
  Savings & Club Deposits          62,165     342   2.20   61,998    336  2.16
  CD's over $100,000                4,733      50   4.23    4,295     41  3.80
  All Other Time Deposits         149,558   1,970   5.27  131,073  1,741  5.32
                                ---------   -----        --------  -----
   Total Int-Bearing Deposits     281,583   2,580   3.66  260,434  2,342  3.60
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase           4,211      41   3.89    5,695     42  2.96
Short-Term Borrowings               4,992      75   6.01      321      4  5.00
Long-Term Borrowings               30,000     454   6.05   20,000    280  5.60
                                ---------   -----        --------  -----
  Total Int-Bearing Liabilities   320,786   3,150   3.93  286,450  2,668  3.72

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits      41,151      --     --   38,990     --    --
Other Liabilities                   7,722      --     --    7,660     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES              369,959   3,150   3.41  333,100  2,668  3.20
   SHAREHOLDERS' EQUITY            27,847      --     --   31,132     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES AND EQUITY $ 397,806   3,150   3.17 $364,232  2,668  2.92

NET INTEREST INCOME                       $ 3,839                $ 3,763
                                            -----                  -----

    Net Interest Spread                             3.69                  3.92
    Effect of Interest-Free Sources
      Used to Fund Earnings Assets                  0.50                  0.56
    Net Interest Margin                             4.19%                 4.48%
                                                    ----                  ----

       The net interest margin of 4.19% for the three month period ended March 31, 2000, decreased from the 4.48% net interest margin for the first three months of 1999. The yield on interest earning assets was 7.62% during the first three months of 2000 as compared to 7.64% in 1999. The average interest rate paid on interest bearing deposits and other borrowings was 3.93% for the first three months of 2000 as compared to 3.72% in 1999.

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

       Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At March 31, 2000, assets of $154,816,000 (38.6% of total assets) were subject to interest rate changes within one year. Liabilities subject to rate change within one year were $165,864,000. A negative one-year gap position of $11,048,000 existed as of March 31, 2000. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was 93.3%. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at March 31, 2000.

-------------------------------------------------------------------------------
INTEREST SENSITIVITY ANALYSIS
(Dollars in Thousands) as of March 31, 2000
-------------------------------------------------------------------------------

                      0-90   91-180   181-365       1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $    64  $   ---  $    ---   $    ---   $    ---    $    64
Inv Securities       32,333   12,232    15,322     66,566     39,768    166,221
Loans                47,677   10,745    22,475     62,751     58,645    202,293
Other Assets         13,968      ---       ---        ---     18,131     32,099
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $94,042  $22,977  $ 37,797   $129,317   $116,544   $400,677
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 40,196   $ 40,196
Int-Bearing
 Deposits            73,989   19,265    44,335     65,014     76,847    279,450
Securities Sold
 Under Agreements
 to Repurchase        7,545      ---       ---        ---        ---      7,545
Short-TermDebt        7,730      ---       ---        ---        ---      7,730
Long-Term Debt        5,000    8,000       ---     17,000        ---     30,000
Other                   ---      ---       ---        ---      7,030      7,030
Capital                 ---      ---       ---        ---     28,726     28,726
                    ------- --------  --------    -------   --------   --------
TOTAL LIABILITIES
  AND CAPITAL      $ 94,264  $27,265  $ 44,335    $82,014   $152,799   $400,677
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $   (222) $(4,288) $ (6,538)   $47,303   $(36,255)  $    ---

Cumulative Int
  Sensitivity Gap  $   (222) $(4,510) $(11,048)   $36,255   $    ---   $    ---

Cumulative Gap
  RSA/RSL             99.76%   96.29%    93.34%    114.63%    100.0%



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

FIRST COLONIAL GROUP, INC.

DATE:    May 15, 2000                        BY: /S/  S. ERIC BEATTIE
       ---------------------                     --------------------
                                                  S. ERIC BEATTIE
                                                  PRESIDENT
                                                 (PRINCIPAL EXECUTIVE OFFICER)


DATE:     May 15, 2000                       BY: /S/  REID L. HEEREN
       --------------------                      -------------------
                                                  REID L. HEEREN
                                                  VICE PRESIDENT
                                                 (PRINCIPAL FINANCIAL OFFICER)