Form 10-Q/A
period 2000-03-31
FIRST COLONIAL GROUP INC
filed 2000-07-24
CIK 714719

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

                           FIRST COLONIAL GROUP, INC.
------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        PENNSYLVANIA                                    23-2228154
----------------------------------                  -----------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

   76 S. MAIN ST., NAZARETH, PA                            18064
------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300

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

The purpose of this amendment is to correct an error in Item 3 of Part 1 on the Consolidated Comparative Statement of Analysis, line - Investment Securities, Taxable in the Average Balance column for the year 2000.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

Three Months Ended, March 31,                2000                   1999
                                             Int    Avg             Int   Avg
                                     Avg     Inc/  Yield/     Avg   Inc/ Yield/
                                     Bal     Exp    Rate      Bal   Exp   Rate

ASSETS:
INTEREST-EARNING ASSETS
Int-Bearing Deposits with Banks  $  1,763  $   24   5.45% $ 7,278  $  85  4.68%
Federal Funds Sold                    549       9   6.56    1,267     14  4.40
Investment Securities
      Taxable                     133,893   2,279   6.81   87,181  1,341  6.16
      Non-Taxable (1)              29,525     486   6.58   32,134    588  7.32
Net Loans Held for Sale                 6       -     --    2,963     26  3.52
Loans (1) (2)                     203,692   4,191   8.23  209,018  4,377  8.36
Reserve for Loan Losses            (2,501)     --     --   (2,733)    --    --
                                ---------   -----        --------  -----
Net Loans                         201,191   4,191   8.33  206,285  4,377  8.48
                                ---------   -----        --------  -----
  Total Interest-Earning Assets   366,927   6,989   7.62  337,108  6,431  7.64
Non-Interest Earning Assets        30,879      --     --   27,124     --    --
                                ---------   -----        --------  -----
  TOTAL ASSETS, INT INCOME      $ 397,806   6,989   7.03 $364,232  6,431  7.08
                                ---------   -----        --------  -----

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits               $  52,170     127   0.97 $ 49,448    132  1.08
  Money Market Deposits            12,957      91   2.81   13,620     92  2.72
  Savings & Club Deposits          62,165     342   2.20   61,998    336  2.16
  CD's over $100,000                4,733      50   4.23    4,295     41  3.80
  All Other Time Deposits         149,558   1,970   5.27  131,073  1,741  5.32
                                ---------   -----        --------  -----
   Total Int-Bearing Deposits     281,583   2,580   3.66  260,434  2,342  3.60
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase           4,211      41   3.89    5,695     42  2.96
Short-Term Borrowings               4,992      75   6.01      321      4  5.00
Long-Term Borrowings               30,000     454   6.05   20,000    280  5.60
                                ---------   -----        --------  -----
  Total Int-Bearing Liabilities   320,786   3,150   3.93  286,450  2,668  3.72

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits      41,151      --     --   38,990     --    --
Other Liabilities                   7,722      --     --    7,660     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES              369,959   3,150   3.41  333,100  2,668  3.20
   SHAREHOLDERS' EQUITY            27,847      --     --   31,132     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES AND EQUITY $ 397,806   3,150   3.17 $364,232  2,668  2.92

NET INTEREST INCOME                       $ 3,839                $ 3,763
                                            -----                  -----

    Net Interest Spread                             3.69                  3.92
    Effect of Interest-Free Sources
      Used to Fund Earnings Assets                  0.50                  0.56
    Net Interest Margin                             4.19%                 4.48%
                                                    ----                  ----

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST COLONIAL GROUP, INC.

DATE:    July 24, 2000                        BY: /S/  S. ERIC BEATTIE
       ----------------------                     --------------------
                                                  S. ERIC BEATTIE
                                                  PRESIDENT
                                                  (PRINCIPAL EXECUTIVE OFFICER)

DATE:     July 24, 2000                       BY: /S/  REID L. HEEREN
       ---------------------                      -------------------
                                                  REID L. HEEREN
                                                  VICE PRESIDENT
                                                 (PRINCIPAL FINANCIAL OFFICER)