Form 10-Q
period 2000-06-30
FIRST COLONIAL GROUP INC
filed 2000-08-15
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
(Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     PENNSYLVANIA                                      23-2228154
--------------------------                 ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

  76 S. MAIN ST., NAZARETH, PA                          18064
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

                            YES X         NO _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,950,912 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON JUNE 30, 2000.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX
PART I - FINANCIAL INFORMATION                                       PAGE NO.

     ITEM 1  -  Financial Statements

      Consolidated Balance Sheet                                         2
      Consolidated Statement of Income                                   3
      Consolidated Statement of Comprehensive Income                     4
      Consolidated Statement of Cash Flows                               5
      Notes to Consolidated Financial Statements                         6

     ITEM 2  -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           13

     ITEM 3  -  Quantitative and Qualitative Discussion About           28
                Market Risk

PART II  -  OTHER INFORMATION

     ITEM 4  -  Submission of Matters to a Vote of Security Holders     32
     ITEM 5  -  Other Information                                       32
     ITEM 6  -  Exhibits and Reports on Form 8-K                        32


SIGNATURES                                                              33

             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands)
                             (Unaudited)

                                                      June 30      Dec. 31
                                                        2000         1999
                                                      --------      -------

ASSETS
  Cash and Due From Banks                             $ 16,328      $ 14,272
  Federal Funds Sold                                        -          2,000
                                                      --------      --------
    Total Cash and Cash Equivalents                     16,328        16,272
  Interest-Bearing Deposits With Banks                     351         5,589
  Investment Securities Held-to-Maturity
    (Fair Value: June 30, 2000 $18,707
     Dec. 31, 1999 - $19,123)                           19,291        19,887
  Securities Available-for-Sale at Fair Value          144,983       132,356
  Mortgage Loans Held-for-Sale                             634            -
  Total Loans, Net of Unearned Discount                214,622       202,258
  LESS:  Allowance for Possible Loan Losses             (2,426)       (2,437)
                                                      --------       -------
  Net Loans                                            212,196       199,821
  Premises and Equipment, Net                            7,054         7,116
  Accrued Interest Income                                3,980         3,045
  Other Real Estate Owned                                  489           571
  Other Assets                                           7,184         7,232
                                                       -------       -------
    TOTAL ASSETS                                     $ 412,490     $ 391,889
                                                     ---------     ---------
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                       45,908        41,813
    Interest-Bearing Deposits                          290,126       282,667
                                                     ---------     ---------
      Total Deposits                                   336,034       324,480
  Securities Sold Under Agreements to Repurchase         7,050         1,730
  Short-Term Borrowings                                  3,445            -
  Long-Term Debt                                        30,000        30,000
  Accrued Interest Payable                               3,720         4,208
  Other Liabilities                                      3,001         3,228
                                                     ---------     ---------
    TOTAL LIABILITIES                                  383,250       363,646

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued                -             -
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued  -  1,950,912 shares at June 30, 2000
    and 1,848,437 shares at Dec. 31, 1999                9,755         9,242
  Additional Paid in Capital                            16,858        15,674
  Retained Earnings                                      8,155         8,968
  Employee Stock Ownership Plan Debt                    (1,320)       (1,320)
  Accumulated Other Comprehensive Loss                  (4,208)       (4,321)
                                                     ---------      --------

Total Shareholders' Equity                              29,240        28,243
                                                     ---------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 412,490     $ 391,889
                                                     ---------     ---------

See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                          June 30,  June 30,  June 30, June 30,
                                            2000      1999      2000     1999
                                       ----------  --------  --------  --------
INTEREST INCOME:
 Interest and Fees on Loans              $ 4,454   $ 4,432    $ 8,636   $ 8,828
 Investment Securities Income
  Taxable                                  2,346     1,647      4,625     2,988
  Tax-Exempt                                 367       392        730       780
 Interest on Deposits with Banks and
  Federal Funds Sold                           2        19         34       118
                                         -------   -------    -------   -------
   Total Interest Income                   7,169     6,490     14,025    12,714
                                         -------   -------    -------   -------
INTEREST EXPENSE:
 Interest on Deposits                      2,675     2,450      5,255     4,792
 Interest on Short-Term Borrowing            198        76        314       122
 Interest on Long-Term Debt                  459       279        913       559
                                         -------   -------    -------   -------
   Total Interest Expense                  3,332     2,805      6,482     5,473
                                         -------   -------    -------   -------
NET INTEREST INCOME:                       3,837     3,685      7,543     7,241
 Provision for Possible Loan Losses          125       125        125       250
                                         -------   -------    -------   -------
  Net Interest Income After Provision
   For Possible Loan Losses                3,712     3,560      7,418     6,991
                                         -------   -------    -------   -------
OTHER INCOME:
 Trust Revenue                               303       337        632       603
 Service Charges on Deposit Accounts         491       425        942       797
 Investment Securities Gains, Net            112       345        158       561
 (Loss)Gain on the Sale of Mortgage Loans     (2)       13         (1)       91
 Other Operating Income                      179       155        387       337
                                         -------   -------    -------   -------
   Total Other Income                      1,083     1,275      2,118     2,389
                                         -------   -------    -------   -------
OTHER EXPENSES:
 Salaries and Employee Benefits            1,811     1,653      3,613     3,293
 Net Occupancy and Equipment Expense         602       515      1,174     1,050
 Other Operating Expenses                  1,638     1,459      2,981     2,832
                                         -------    -------   -------   -------
   Total Other Expenses                    4,051     3,627      7,768     7,175
                                         -------   -------    -------   -------

Income Before Income Taxes                   744     1,208      1,768     2,205
Provision for Income Taxes                   125       283        353       495
                                         -------   -------    -------   -------

NET INCOME                               $   619   $   925    $ 1,415   $ 1,710
                                         =======   =======    =======   =======
 Per Share Data
   Basic Net Income                      $  0.32   $  0.50    $  0.74   $  0.91
                                         =======   =======    =======   =======
   Diluted Net Income                    $  0.32   $  0.49    $  0.74   $  0.90
                                         =======   =======    =======   =======
  Cash Dividends                         $  0.18   $  0.17    $  0.37   $  0.34
                                         =======   =======    =======   =======

 See accompanying notes to interim financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                     Three Months Ended      Six Months Ended
                                    June 30,   June 30,    June 30,    June 30,
                                      2000       1999        2000        1999
                                    ------     ------       ------      ------

Net Income                         $   619     $  925      $ 1,415      $1,710

Other Comprehensive Income (Loss),
  Net of Tax
 Unrealized gains (losses)
  on securities
   Unrealized gains (losses)
    arising in period                  134     (2,570)          55      (3,322)
   Reclassification adjustment;
    gain included in net income         27        228           58         370
                                    ------     ------       ------      ------
Other Comprehensive Income (Loss)      161     (2,342)         113      (2,952)
                                    ------     ------       ------      ------
Comprehensive Income (Loss)        $   780    $(1,417)     $ 1,528     $(1,242)
                                    ======     ======       ======      ======

         Other comprehensive income is shown net of tax (benefit) for the six months ended June 30, 2000 and June 30, 1999 of $58,000 and $(1,521,000),
respectively and the three months ended June 30, 2000 and June 30, 1999 of $83,000 and $(1,206,000) respectively.

See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                               June 30, 2000    June 30, 1999
OPERATING ACTIVITIES                                    (Unaudited)
Net Income                                        $1,415            $1,710
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                 125               250
  Depreciation and Amortization                      541               510
  Amortization of Security Discounts                (191)              (96)
  Amortization of Security Premiums                  121               131
  Amortization of Deferred Fees on Loans             249                65
  Gain on Sale of Other Real Estate Owned             (7)                -
  Loss from write-down of Other Real Estate Owned    184                 -
  Mortgage Loans Originated for Sale              (1,600)          (14,412)
  Mortgage Loan Sales                                966            13,534
  Loss (Gain)on Sale of Mortgage Loans                 1               (91)
  Investment Securities Gains, Net                  (152)             (561)
 Changes in Assets and Liabilities:
  Increase in Accrued Interest Income               (411)             (319)
  Decrease in Accrued Interest Payable              (488)             (299)
  Net Increase in Other Assets                      (588)             (354)
  Net Decrease in Other Liabilities                 (227)             (788)
                                                 -------           -------
Net Cash Used In Operating Activities                (64)             (720)
                                                 -------           -------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                               5,771             8,572
Proceeds from Maturities of Securities
  Held-to-Maturity                                   577             3,460
Proceeds from Sales of Securities
  Available-for-Sale                               3,561            13,858
Purchase of Securities Available-for-Sale        (21,546)          (43,367)
Purchase of Securities Held-to-Maturity                -            (2,415)
Net Decrease (Increase) in Interest Bearing
  Deposits With Banks                              5,238            (1,753)
Net Increase in Loans                            (12,866)           (5,940)
Purchase of Premises and Equipment, Net             (425)             (211)
Proceeds from Sale of Other Real Estate Owned         22               176
                                                 -------           -------
Net Cash Used In Investing Activities            (19,668)          (27,620)
                                                 -------           -------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
 Bearing Demand Deposits and Savings Accounts      7,596             7,119
Net Increase in Certificates of Deposits           3,957            19,804
Net Increase in Short-Term Borrowings              3,445                 -
Net Increase in ESOP Debt                              -            (1,000)
Net Increase in Repurchase Agreements              5,320             4,057
Proceeds from Issuance of Stock                      154               160
Cash Dividends Paid                                 (683)             (643)
Cash in Lieu of Fractional Shares                     (2)               (4)
                                                 -------           -------
Net Cash Provided by Financing Activities         19,788            29,493
                                                 -------           -------
Increase in Cash and Cash Equivalents                 56             1,153
Cash and Cash Equivalents, January 1              16,272            14,259
                                                 -------           -------
Cash and Cash Equivalents, June 30,              $16,328           $15,412
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

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements as to litigation and the amount of reserves, the discussion in "Item 3 - Quantitative and Qualitative Discussion About Market Risk", issues and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulations, competition, and results of litigation. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

NOTE E  -  CASH DIVIDENDS

On May 19, 2000 the Company paid its 2000 second quarter dividend on its common stock of $.19 per share to shareholders of record on May 5, 2000.

NOTE F  -  STOCK DIVIDEND

On June 22, 2000 the Company paid a 5% stock dividend to shareholders of record on June 2, 2000. Fractional shares were paid in cash based on the closing price of $14.50 per share on the record date. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

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

For the Three Months Ended June 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
2000

Net Income                                  $  619

Basic Earnings Per Share
  Income Available to Common Shareholders   $  619      1,916,026      $  0.32

Effect of Dilutive Securities
  Stock Options                                             1,121
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  619      1,917,147      $  0.32
                                            ------      ---------      -------
1999

Net Income                                  $  925

Basic Earnings Per Share
  Income Available to Common Shareholders   $  925      1,868,696      $  0.50

Effect of Dilutive Securities
  Stock Options                                             7,084
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  925      1,875,780      $  0.49
                                            ------      ---------      -------

Average common shares outstanding in the three month period ended June 30, 2000 and 1999 did not include 51,386 and 58,636, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 2000.

For the Six Months Ended June 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
2000

Net Income                                  $1,415

Basic Earnings Per Share
  Income Available to Common Shareholders   $1,415      1,912,381      $  0.74

Effect of Dilutive Securities
  Stock Options                                             1,121
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $1,415      1,913,503      $  0.74
                                            ------      ---------      -------
1999

Net Income                                  $1,710

Basic Earnings Per Share
  Income Available to Common Shareholders   $1,710      1,874,551      $  0.91

Effect of Dilutive Securities
  Stock Options                                             7,220
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $1,710      1,881,771      $  0.91
                                            ------      ---------      -------

Average common shares outstanding in the six month period ended June 30, 2000 and 1999 did not include 52,071 and 50,990, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been restated to reflect the 5% stock dividend of June 2000.

NOTE H  -  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows:


     Six Month Period Ended June 30,               2000               1999

     Beginning Balance                          $2,437,000         $2,691,000

     Additions
       Provision for loan losses charged to
        operating expenses                         125,000            250,000
       Recoveries of loans                         106,000             39,000
                                                ----------         ----------
        Total Additions                            231,000            289,000

     Deductions
       Loans charged off                           242,000            322,000
                                                ----------         ----------

     Ending Balance                             $2,426,000         $2,658,000



NOTE I  -   IMPAIRED LOANS

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

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit loses related to loan impairment are as follows:


           At June 30,                                 2000            1999

           Principal amount of impaired loans      $  269,000        $  419,000
           Deferred loan costs                          1,000               ---
                                                     --------          --------
                                                      270,000           419,000
           Less valuation allowance                    54,000           151,000
                                                     --------          --------
                                                   $  216,000        $  268,000

On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the six months ending June 30, 2000 was as follows:


                                                     2000               1999

      Valuation allowance at January 1,            $ 74,000         $303,000
      Provision for loan impairment                   1,000           28,000
      Transfer from Unallocated Allowance for
         Possible Loan Losses                       (21,000)        (112,000)
      Direct charge-offs                                ---          (68,000)
                                                   --------         --------
      Valuation allowance at June 30,              $ 54,000         $151,000


Total cash collected on impaired loans during the six month period ended June 30, 2000 was $136,000 of which $106,000 was credited to the principal balance outstanding on such loans and $30,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the first six months of 2000 was $18,000. Interest income recognized for the first half of 1999 was $50,000. The valuation allowance for impaired loans of $54,000 at June 30, 2000 is included in the "Allowance for Possible Loan Losses" which amounts to $2,426,000 at June 30, 2000. The provision for loan impairment of $1,000 for the six month period ended June 30, 2000 is included in the "Provision for Possible Loan Losses" as reflected on the "Consolidated Statement of Income" for the same period.

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
            ACTIVITY

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in the value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operation.

NOTE M  -  COMMITMENTS AND CONTINGENCIES

The Company has reserved $994,000 against unsettled claims which have been or may be asserted against the Bank in connection with certain pre-need funeral trusts which were allegedly directed by funeral directors to be invested in a private placement annuity issued by EA International Trust. As of June 30, 2000, nine funeral directors whose funds were invested in this annuity commenced suit against the Bank; if all funeral directors whose funds were invested in this annuity were to pursue claims, the Bank's maximum exposure would be approximately $4.1 million principal loss plus punitive damages, interest, costs and attorneys fees. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. The Bank has discontinued its involvement in this annuity and is pursuing indemnification for some or all of these possible losses from its insurance carriers and from EA International Trust.

ITEM 2.

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations

The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and six month period ended June 30, 2000.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3
- Quantitative and Qualitative Discussion About Market Risk", statements as to litigation and the amount of reserves, and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, and results of litigation. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

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

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of liquidity are money market investments, securities available-for-sale, funds received from the repayment of loans, short-term borrowings and borrowings from the Federal Home Loan Bank. At June 30, 2000, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $16,679,000, and securities maturing within one year totaled $3,337,000. At December 31, 1999, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $21,861,000, and securities maturing within one year were $2,249,000. Securities sold under an agreement to repurchase totaled $7,050,000 at June 30, 2000 and $1,730,000 at December 31, 1999. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $6,000 at June 30, 2000 and $5,548,000 at December 31, 1999.
These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal funds sold at June 30, 2000. At December 31, 1999 there were Federal funds sold totaling $2,000,000.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at June 30, 2000, subject to certain collateral requirements. The Bank had $3,445,000 in short-term (overnight) borrowings against this line at June 30, 2000. The Bank had no short-term (overnight) borrowings at December 31, 1999. The Bank had additional borrowings from the Federal Home Loan Bank at June 30, 2000 and at December 31, 1999 totaling $30,000,000 of which $8,000,000 is due in August 2000, $5,000,000 is due in
December 2001, $7,000,000 is due in October 2008 and $10,000,000 is due in August 2004.

Cash flows for the six months ended June 30, 2000 consisted of cash provided by financing activities of $19,788,000 offset in part by cash used in investing activities of $19,668,000 and cash used in operating activities of $64,000 resulting in an increase in cash and cash equivalents of $56,000.

Cash used in operating activities was the result of mortgage loans originated for sale of $1,600,000, an increase in other assets of $588,000, a decrease in accrued interest expense of $488,000, an increase in accrued interest income of $411,000, a decrease in other liabilities of $227,000 and gains on investment securities of $152,000 partially reduced by net operating income of $1,415,000, mortgage loan sales of $966,000, depreciation and amortization of $541,000, amortization of deferred fees on loans of $249,000, the loss from the write-down of other real estate owned of $184,000 and a provision for possible loan losses of $125,000. Cash was used in investing activities for the purchase of securities available-for-sale of $21,546,000 plus net increase in loans of $12,866,000 reduced in part by proceeds from maturities of securities available-for-sale and held-to-maturity of $5,771,000 and $577,000, respectively, proceeds from sales of securities available-for-sale of $3,561,000, and a decrease in interest bearing deposits with other banks of $5,238,000. Cash provided by financing activities consisted principally of increases in interest and non-interest bearing demand deposits and savings accounts of $7,596,000, an increase in certificates of deposit of $3,957,000, an increase of $5,320,000 in repurchase agreements, an increase in short-term (overnight) borrowings of $3,445,000 and the proceeds from the issuance of stock of $154,000 offset in part by the payment of cash dividends of $683,000 and cash paid in lieu of fractional shares on the 5% stock dividend of June 2000 in the amount of $2,000.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at June 30, 2000 was $29,240,000 as compared to $28,243,000 at December 31, 1999, for an increase of $997,000. This increase was attributable to net income for the first six months of $1,415,000, the proceeds from the sale of common stock pursuant to the Dividend Reinvestment Plan of $153,000, proceeds from the sale of common stock pursuant to the exercise of options under the Company's Non-Employee Director Stock Option Plan of $1,000, and an increase of $113,000 in accumulated other comprehensive income (see statement of Comprehensive Income), offset in part by the payment of cash dividends of $683,000 and the payment of $2,000 in cash in lieu of fractional shares from the 5% stock dividend of June 2, 2000.

On June 22, 2000, the Company paid a 5% stock dividend to shareholders of record on June 2, 2000. Fractional shares were paid in cash based on the closing price of $14.50 per share on the record date.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first six months of 2000, 9,860 shares of common stock were purchased from authorized and un-issued shares at an average price of $15.48 per share for proceeds of approximately $153,000.

The Company has a Non-Employee Director Stock Option Plan that provides for the awarding of stock options to the Company's non-employee directors. During the first six months of 2000, options to purchase 2,550 shares of the Company's common stock at an average price of $16.43 per share were granted to certain non-employee directors. Options for 1,340 shares of the Company's common stock were exercised at a price of $12.69 per share by a non-employee director during the first half of 2000.

The Company also has a Stock Option Plan which provide for the granting of options to acquire the Company's common stock for officers and key employees. No options were issued or exercised under this plan during the first six months of 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of June 30, 2000, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital Ratios

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At June 30, 2000           Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $35,172   16.21%   $17,359   8.00%      ---    ---
  Bank                      $31,208   14.45%   $17,278   8.00%  $21,598  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $32,746   15.09%   $ 8,680   4.00%      ---    ---
  Bank                      $28,782   13.33%   $ 8,639   4.00%  $12,959   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $32,746   7.99%    $16,395   4.00%      ---    ---
  Bank                      $28,782   7.10%    $16,221   4.00%  $20,276   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1999        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $34,329  16.67%    $16,477   8.00%      ---    ---
  Bank                      $30,831  15.00%    $16,446   8.00%  $20,557  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,892  15.48%    $ 8,239   4.00%      ---    ---
  Bank                      $28,194  13.71%    $ 8,223   4.00%  $12,334   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $31,892   8.11%    $15,726   4.00%      ---    ---
    Bank                    $28,194   7.20%    $15,655   4.00%  $19,568   5.00%

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

Assets and Liabilities

Total assets at June 30, 2000 were $412,490,000, representing an increase of 5.3% over total assets of $391,889,000 at December 31, 1999. Deposits increased by $11,553,000 or 3.6% from $324,480,000 on December 31, 1999 to $336,033,000 on
June 30, 2000. Contributing to this increase were increases in non-interest bearing checking deposits of $4,095,000, certificates of deposit of $3,957,000, interest-bearing checking deposits of $2,421,000 and savings and money market deposits of $1,080,000. Loans outstanding at June 30, 2000 were $214,622,000 as compared to $202,258,000 at December 31, 1999. This is an increase of $12,364,000 or 6.1%. The increase in loans was primarily the result of a increases of $6,041,000 or 6.9% in consumer loans, $5,776,000 or 10% in residential real estate and $547,000 or 1% in commercial loans. During the first half of 2000, $966,000 of residential real estate loans were sold. Most of the loans sold were fixed rate with 30 or 15 year maturities. These loans were sold to reduce the Company's interest-rate risk and to provide liquidity for future lending opportunities. Most of the loans sold were originated in 2000. The Bank continues to service all of these loans. There were $634,000 of residential real estate loans identified as held-for-sale at June 30, 2000. The loan to deposit ratio was 63.9% at June 30, 2000 and 62.3% at December 31, 1999.

Premises and equipment decreased by $62,000 to $7,054,000 at June 30, 2000 from $7,116,000 at December 31, 1999.

The Company had long-term debt totaling $30,000,000 at June 30, 2000 and December 31, 1999 from the Federal Home Loan Bank of Pittsburgh. Of this amount $8,000,000 matures in August 2000, $5,000,000 matures in December 2001, $7,000,000 matures on 2008 and the remaining $10,000,000 matures in August 2004. The interest rates associated with these loans are 6.89% variable, 6.36% variable (at LIBOR plus 3 basis points), 4.86% fixed to October 2003 at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, and 6.06% fixed to August 2001 at which time the rate may be 3 month LIBOR plus 15 basis points, if LIBOR is 7.5% or higher, respectively. The loans are secured by the Bank's investment and residential real estate loans and securities. These funds were borrowed to improve liquidity and to fund loans.

The Company's Employee Stock Ownership Plan (ESOP) has two loans outstanding totaling $1,320,000 at June 30, 2000 and December 31, 1999. During the first quarter of 1999, the ESOP borrowed $1,000,000 from the Company's subsidiary, First C. G. Company, payable over twenty years with interest due quarterly and principal annually in October. The proceeds from this loan were used to purchase 37,275 shares of the Company's common stock. In the second quarter of 1998, the ESOP borrowed $500,000 from First C. G. Company. This loan is due in 2005 with interest due quarterly and principal annually in October. The interest rate on these loans is at the Bank's prime rate (9.5% at June 30, 2000 and 8.5% at December 31, 1999).

At June 30, 2000 the Bank had short-term borrowings of $3,445,000 from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000. The Bank had no such short-term borrowings at December 31 1999.

Results of Operations

The net income for the three months ended June 30, 2000 was $619,000, a $306,000 or 33% decrease compared to net income of $925,000 for the same period in 1999. The earnings decline was attributable to an increase in total other expenses of $424,000 primarily the result of a one-time write-down in the amount of $184,000 of a commercial property held in Other Real Estate Owned and increases in salary and benefits of $158,000 and occupancy expense of $87,000, and a decrease of $233,000 in net securities gains offset in part by increases in net interest income of $152,000 and other income exclusive of net securities gains of $41,000 and a $158,000 decrease in Federal income taxes.

Net income for the six months ended June 30, 2000 was $1,415,000 compared to $1,710,000 for the same period in 1999. The earnings decrease of $295,000 or 17.3% was primarily attributable to increases in total other expenses of $593,000 and a decreases in net securities gains of $403,000 and gains on the sale of mortgage loans of $92,000. These were offset in part by an increase of $302,000 in net interest income, an increase of $224,000 in other income exclusive of net securities gains and gains on the sale of mortgage loans, and decreases of $125,000 in the provision for loan losses and Federal income taxes of $142,000.

Basic earnings per share for the three months ended June 30, 2000 were $0.32 as compared to $0.50 for the corresponding period in 1999. Average shares outstanding during this three month period were 1,916,026 in 2000 and 1,868,696 in 1999. Basic earnings per share for the six months ended June 30, 2000 and 1999 were $0.74 and $0.91, respectively. Average shares outstanding during this six month period were 1,912,381 in 2000 and 1,874,551 in 1999. Diluted earnings per share for the three month period ended June 30, 2000 were $0.32 compared to $0.49 for the same period in 1999. Diluted earnings per share for the six month period ended June 30 were $0.74 and $0.90 in 2000 and 1999, respectively. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 22, 2000. (see Note F)

Net Interest Income

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the quarter and six months ended June 30, 2000 as compared to the same period in 1999, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

Net interest income amounted to $3,837,000 for the three months ended June 30, 2000 as compared to $3,685,000 for the three months ended March 31, 1999, an increase of $152,000 or 4.1%. This increase is the result of the increase in the volume of interest-earning assets reduced in part by increases in interest-bearing liabilities and a lower interest spread.

For the six months period ended June 30, 2000, net interest income was $7,543,000 compared to $7,241,000 for the same period in 1999, a decrease of $302,000 or 4.2%.

The fully taxable-equivalent net interest income was $7,946,000 for the first six months of 2000, compared to $7,661,000 for the same period in 1999, a 3.7% or $284,000 increase. As shown in the following "Rate/Volume Analysis" table, this increase in taxable-equivalent net interest income was primarily due to a $282,000 increase related to interest rates and a $2,000 increase related to volume.

Total taxable-equivalent interest income grew $1,295,000 primarily the result of the higher volumes in the investment security earning asset category. Taxable-equivalent income from investment securities for the six month period increased $1,560,000 over the first half of 1999. This was comprised of a $1,174,000 increase due to volume and a $386,000 increase due to rates as a result of rising interest rates. The increase in interest earned on investment securities was partially reduced by a $181,000 reduction in taxable equivalent interest earned on loans in the first half of 2000 as compared to 1999. This decrease was attributed to a $280,000 reduction due to a lower volume of loans partially offset by an increase of $99,000 due to rising interest rates on loans. Average year-to-date earning assets increased to $371,095,000 at June 30, 2000 from $345,119,000 at June 30, 1999, a $25,976,000 or 7.5% increase.

Total interest expense grew $1,009,000 during the first six months of 2000, compared to the same period in 1999. This growth was principally the result of higher volumes, primarily due to an increase in time deposits, short-term borrowing and long-term debt. Interest expense attributed to time deposits increased $483,000 during the first six months of 2000, compared to the first six months of 1999. This increase is primarily attributable to an increase in volume. The increase in time deposits was used to finance the earning asset growth. Interest expense for short-term borrowings and long-term debt increased $176,000 and $354,000, respectively. These increases are primarily due to higher level of borrowings. These borrowings were used to fund the increase in interest-earning assets. Also contributing to the increase in interest expense were higher rates on time deposits and short and long term borrowings. Partially offset by lower interest rates paid on demand deposits, savings and club accounts as a result of repricing. (see Item 3. - Quantitative and Qualitative Discussion About Market Risk).

         The following table sets forth a "Rate/Volume Analysis" which segregates in detail the major factors that contributed to the changes in net interest income for the six months ended June 30, 2000. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                            RATE/VOLUME ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                                        June 30, 2000
                                                       Over / (Under)
                                                        June 30, 1999
                                                       CHANGE DUE TO:

                                                TOTAL      RATE      VOLUME

(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks         $   (75)   $     2    $   (77)
Federal Funds Sold                                (9)         3        (12)
Investment Securities                          1,560        386      1,174
Loans                                           (181)        99       (280)
                                             -------    -------    -------
Total Interest Income                          1,295        490        805
                                             -------    -------    -------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs             $   (20)   $   (25)   $     5
Time Deposits                                    483         78        405
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase            16         31        (15)
Short-Term Borrowings                            176         48        128
Long-Term Debt                                   354         74        280
                                             -------    -------    -------
Total Interest Expense                       $ 1,009    $   205    $   803
                                             -------    -------    -------

Net Increase in Interest Income              $   284    $   282    $     2

Other Income and Other Expenses

Other income for the three months ended June 30, 2000 including service charges, trust fees, gains or losses on the sale of mortgage loans and other operating income, but exclusive of securities gains or losses, was $971,000 as compared to $930,000 for the same period in 1999. This increase of $41,000 was due to a $66,000 increase in service charges, offset in part by decreases in gains on the sale of mortgage loans and Trust Division revenues. There was $2,000 in losses on the sale of mortgage loans for the three months ended June 30, 2000 compared to a gain of $13,000 same period in 1999. In the three month period ended June 30, 2000, service charges were $491,000, a $66,000 increase over the 1999 amount of $425,000. The revenues from the Trust Division operations were $303,000 for the three months ended June 30, 2000 as compared to $337,000 for the three months ended June 30, 1999, a decline of $34,000. Other operating income for the three months ended June 30, 2000 was $179,000, as compared to $155,000 for the same period in 1999.

Other income for the six months ended June 30, 2000 including service charges, trust revenues, gains or losses on the sale of mortgage loans and other operating income, but exclusive of securities gains or losses, was $1,960,000 as compared to $1,828,000 for the same period in 1999. This was an increase of $132,000 or 7.2%. In the six month period ended June 30, 2000 service charges were $942,000, a $145,000 or 18.2% increase over the 1999 amount of $797,000.
The increase in service charge income is the result of an increase in deposit accounts. The revenues from the Trust Division operations were $632,000 for the six months ended June 30, 2000 as compared to $603,000 for the six months ended June 30, 1999, an increase of $29,000 or 4.8%. During the six months ended June 30, 2000, sales of mortgage loans resulted in a loss of $1,000 as compared to a gain of $91,000 for the same period in 1999, a decrease of $92,000. The loss in 2000 was the result of the sale of $966,000 of residential real estate loans in the first half of the year (see discussion on Assets and Liabilities). Other operating income for the six months ended June 30, 2000 was $387,000 as compared to $337,000 for the same period in 1999, an increase of $50,000 or 14.8%.

Total other expenses for the three month period ended June 30, 2000 increased by $424,000 or 11.7% to $4,051,000 over total other expenses for the same period in 1999 of $3,627,000. Included in the total other expenses for the three month period ended June 30, 2000 is a $158,000 or 9.6% increase in salary and benefit expenses to a total of $1,811,000 as compared to $1,653,000 in 1999. These increases were primarily due to general salary increases of approximately 4% and the additional staff necessitated by the new branches in Stroudsburg and Mount Pocono. Occupancy and equipment expenses were $602,000 for the three months ended June 30, 2000 and $515,000 for the three months ended June 30, 1999, an increase of $87,000 or 16.9%. The increases in occupancy and equipment expense is related to the costs of the new branches and other equipment expenses. Other operating expenses for the three month period ended June 30, 2000 were $1,638,000, an increase of $179,000 or 12.3% from the $1,459,000 in other expenses for the same period in 1999. The increase in other expenses was the result of a one-time write-down in the amount of $184,000 of a commercial property held in Other Real Estate Owned (see discussion on "Other Real Estate Owned").

Total other expenses for the six months ended June 30, 2000 increased by $593,000 or 8.3%, to $7,768,000 from $7,175,000 for the same period in 1999.
Salaries and employee benefits were $3,612,000 for the six months ended June 30, 2000 as compared to $3,293,000 for the six months ended June 30, 1999 representing an increase of $319,000 or 9.7%. These increases were primarily due to general salary increases of approximately 4% and the new branches. Occupancy and equipment expenses were $1,174,000 for the six months ended June 30, 2000 and $1,050,000 for the six months ended June 30, 1999, an increase of $124,000 or 11.8%. The increases in occupancy and equipment expense is related to the new branches and other equipment expense. Other operating expenses for the six months ended June 30, 2000 were $2,981,000 in relation to $2,832,000 for the six months ended June 30, 1999, an increase of $149,000 or 5.3%. This increase is the result of the $184,000 write-down of the Other Real Estate Owned property.

Investment Securities

The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no trading securities at June 30, 2000 and December 31, 1999.

Available-for-sale securities are carried at fair value with the net unrealized gains or losses reported in equity. The Company had $144,983,000 in available-for-sale securities at June 30, 2000 with a net unrealized loss of $4,208,000. At December 31, 1999 available-for-sale securities amounted to $132,356,000 with a net unrealized loss of $4,321,000.

During the six month period ended June 30, 2000, $3,561,000 of securities available-for-sale were sold for a net gain of $112,000 as compared to $13,297,000 of securities available-for-sale were sold for a net gain of $561,000 for the same time period in 1999.

Held-to-maturity securities totaling $19,291,000 at June 30, 2000 are carried at cost. At December 31, 1999, the held-to-maturity securities totaled $19,887,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at June 30, 2000, did not hold any securities identified as derivatives.

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

For the first six months of 2000, the provision for loan losses was $125,000 compared to $250,000 for the same period in 1999. Net charge offs were $136,000 for the six months ended June 30, 2000 compared with $283,000 for the six months ended June 30, 1999. The ratio of the allowance for loan losses to total loans at June 30, 2000 was 1.13% compared to 1.20% at December 31, 1999 and 1.22% at June 30, 1999. This was primarily the result of an increase in total loans to $214,622,000 at June 30, 2000 over $202,258,000 at December 31, 1999. The allowance for possible loan losses at June 30, 2000 totaled $2,426,000, a decrease of $11,000 or 0.5% from the December 31, 1999 amount of $2,437,000 and $232,000 or 8.73% over the June 30, 1999 balance of $2,658,000.

As provided by SFAS No. 114, as amended by SFAS No. 118, $54,000 of the Allowance for Possible Loan Losses is allocated to impaired loans at June 30, 2000 (See Note I "Impaired Loans").

Transactions in the allowance for loan losses are as follows:

ALLOWANCE FOR LOAN LOSSES

                                                    2000           1999
   Balance, January 1,                          $ 2,437,000    $ 2,691,000
   Provision charged to Operating Expenses          125,000        250,000
   Loans Charged Off                                242,000        322,000
   Recoveries                                       106,000         39,000
                                                    -------         ------
   Balance, June 30                             $ 2,426,000    $ 2,658,000

         The following table sets forth an allocation of the allowance for loan losses by loan category:

          At June 30, 2000
          Commercial                   $  739,000
          Residential Real Estate         243,000
          Consumer                        765,000
          Unallocated                     679,000
                                          -------
             Total                     $2,426,000

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

Non-performing loans (non accruing loans and loans past due over 90 days) were 1.27% of total loans at June 30, 2000 compared to 1.16% at June 30, 1999. The increase in this ratio is the result of a $201,000 or 7.94% increase in non-performing loans to $2,733,000 as compared to non-performing loans at June 30, 1999. The ratio of the allowance for loan losses to non-performing loans was 88.77% at June 30, 2000 compared to 86.97% at December 31, 1999 and 104.97% at
June 30, 1999.

Non-accruing loans at June 30, 2000 of $1,095,000 increased from the June 30, 1999 level of $941,000. This $154,000 increase was primarily the result of two additional residential mortgage loans recognized as non-accrual. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 2000, loans past due 90 days or more and still accruing interest were $1,638,000 compared to $1,591,000 at June 30, 1999. The $47,000 increase in loans past due 90 days from June 30, 1999 to June 30, 2000 was the result of an increase in commercial loans past due 90 days or more.

NON-PERFORMING LOANS

                                            June  30,  December 31,   June  30,
                                              2000        1999          1999

Non-accrual loans on a cash basis         $1,095,000   $1,311,000    $  941,000
Non-accrual loans as a percentage
  of total loans                               0.51%        0.65%         0.43%
Accruing loans past due 90 days
  or more                                 $1,638,000   $1,491,000    $1,591,000
Accruing loans past due 90 days
  or more as a percentage of total
  loans                                        0.76%        0.74%         0.73%
Allowance for loan losses to
  nonperforming loans                         88.77%       86.97%       104.97%
Nonperforming assets to total loans            1.27%        1.39%         1.16%
Allowance for loan losses to total loans       1.13%        1.20%         1.22%


There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans. The Company has no significant loans that qualify as "Troubled Debt Restructuring" as defined by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 15 "Accounting for Debtors and Creditors for Troubled Debt Restructuring" at June 30, 2000.

OTHER REAL ESTATE OWNED

Shown in the following table is the amount of "Other Real Estate Owned" as of the end of each of the periods indicated, recorded as an asset on the Company's books. Other Real Estate Owned at June 30, 2000 of $489,000 decreased from the June 30, 1999 level of $593,000. This $104,000 decrease was primarily the result of a $184,000 write-down of a commercial property, offset in part by the addition of other foreclosed properties.

Year 2000

The Company did not experience any material problems related to Year 2000 during the first six months of 2000. The Bank had all of its branch offices open for business on January 1, 2000 with all systems operating normally. The potential full effect, if any, of the Year 2000 issue on the Company, its customers and its business partners, including other banks, the Federal Reserve Bank and other Federal agencies, will not be fully determined until later. If problems related to the Year 2000 arise within the Company or entities with which the Company conducts business, the Company revenues and financial condition could be adversely impacted.

The Company did not incur any Year 2000 related expenses during the quarter and six month period ended June 30, 2000 and does not anticipate any additional Year 2000 related expenses. No significant projects have been delayed as a result of the Company's Year 2000 effort.

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

The Company and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh and Monroe, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of residential real estate loans (56.01% of total loans) and commercial loans supported by real estate (20.7% of total loans) in its loan portfolio. These loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's Balance Sheet and are subject to interest rate risk (see discussion on "Assets and Liabilities"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps.

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

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

Six Months Ended, June 30,                  2000                   1999
                                             Int    Avg             Int   Avg
                                     Avg     Inc/  Yield/     Avg   Inc/ Yield/
                                     Bal     Exp    Rate      Bal   Exp   Rate

ASSETS:
INTEREST-EARNING ASSETS
Int-Bearing Deposits with Banks  $    944  $   25   5.30% $ 4,185  $ 100  4.78%
Federal Funds Sold                    275       9   6.55      785     18  4.59
Investment Securities
      Taxable                     135,348   4,625   6.83   95,769  2,988  6.24
      Non-Taxable (1)              29,732   1,105   7.43   33,049  1,182  7.15
Loans (1) (2)                     207,266   8,664   8.36  214,054  8,845  8.26
Reserve for Loan Losses             2,470      --     --    2,723     --    --
                                ---------   -----        --------  -----
Net Loans                         204,796   8,664   8.46  211,331  8,845  8.37
                                ---------   -----        --------  -----
  Total Interest-Earning Assets   371,095  14,428   7.78  345,119 13,133  7.61
Non-Interest Earning Assets        31,406      --     --   27,366     --    --
                                ---------   -----        --------  -----
  TOTAL ASSETS, INT INCOME      $ 402,501  14,428   7.17 $372,485 13,133  7.05
                                ---------   -----        --------  -----

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits               $  52,125     260   1.00 $ 50,576    271  1.07
  Money Market Deposits            12,774     176   2.76   13,785    188  2.73
  Savings & Club Deposits          63,194     693   2.19   63,160    690  2.19
  CD's over $100,000                4,398     108   4.91    4,631     91  3.93
  All Other Time Deposits         150,493   4,018   5.34  134,744  3,552  5.27
                                ---------   -----        --------  -----
   Total Int-Bearing Deposits     282,984   5,255   3.71  266,896  4,792  3.59
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase           4,928     104   4.22    5,903     88  2.98
Short-Term Borrowings               6,671     210   6.30    1,398     34  4.86
Long-Term Borrowings               30,000     913   6.09   20,000    559  5.59
                                ---------   -----        --------  -----
  Total Int-Bearing Liabilities   324,583   6,482   3.99  294,197  5,473  3.72

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits      42,267      --     --   40,213     --    --
Other Liabilities                   7,531      --     --    7,196     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES              374,381   6,482   3.46  341,606  5,473  3.20
   SHAREHOLDERS' EQUITY            28,120      --     --   30,879     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES AND EQUITY $ 402,501   6,482   3.22 $372,485  5,473  2.94

NET INTEREST INCOME                       $ 7,946                $ 7,662
                                            -----                  -----

    Net Interest Spread (3)                         3.79                  3.89
    Effect of Interest-Free Sources
      Used to Fund Earnings Assets                  0.49                  0.55
    Net Interest Margin (4)                         4.28%                 4.44%
                                                    ----                  ----

(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The tax equivalent adjustments included above are $404,000 and $419,000 for the six months ended June 30, 2000 and June 30, 1999, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.
(2) Loan fees of $(144,000) and $57,000 for the six months ended June 30, 2000 and June 30, 1999, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $1,199,000 $3,395,000 for the six months ended June 30, 2000 and June 30, 1999, respectively.
(3) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net interest margin is computed by dividing net interest income by averaging interest-earning assets.

The net interest margin of 4.28% for the six month period ended June 30, 2000, decreased from the 4.44% net interest margin for the first six months of 1999. The yield on interest earning assets was 7.78% during the first six months of 2000 as compared to 7.61% in 1999. The average interest rate paid on interest bearing deposits and other borrowings was 3.99% for the first six months of 2000 as compared to 3.72% in 1999.

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

Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At June 30, 2000, assets of $145,282,000 (35.22% of total assets) were subject to interest rate changes within one year. Liabilities subject to rate change within one year were $190,738,000. A negative one-year gap position of $45,456,000 existed as of June 30, 2000. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was 76.17%. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at June 30, 2000.

-------------------------------------------------------------------------------
INTEREST SENSITIVITY ANALYSIS
(Dollars in Thousands) as of June 30, 2000
-------------------------------------------------------------------------------

                      0-90   91-180   181-365       1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $   351  $    ---  $    ---   $    ---    $   ---  $    351
Inv Securities       35,687     9,196    17,671      72,484     29,236  164,274
Loans Held-for-Sale     634      ---       ---        ---         ---       634
Loans                33,832    11,096    20,487      81,113     65,668  212,196
Other Assets         16,328      ---       ---        ---       18,707   35,035
                    -------  --------  --------     -------   -------- --------
  TOTAL ASSETS      $86,832  $ 20,292  $ 38,158   $ 153,597   $113,611 $412,490
                    -------  --------  --------     -------   -------- --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---   $   ---    $    ---    $ 45,908 $ 45,908
Int-Bearing
 Deposits            82,744    17,402    72,097      54,433     63,449  290,125
Securities Sold
 Under Agreements
 to Repurchase        7,050      ---       ---        ---         ---     7,050
Short-Term Debt       3,445      ---       ---        ---         ---     3,445
Long-Term Debt        8,000      ---       ---      15,000       7,000   30,000
Other                   ---      ---       ---        ---        6,721    6,721
Capital                 ---      ---       ---        ---       29,241   29,241
                    -------  --------  --------    -------    -------- --------
TOTAL LIABILITIES
  AND CAPITAL      $101,239  $ 17,402  $ 72,097   $ 69,433    $152,319 $412,490
                    -------  --------  --------    -------    -------- --------
Net Interest
  Sensitivity Gap  $(14,407) $  2,890  $(33,939)  $ 84,164    $ 38,708 $   ---
Cuumulative Int
  Sensitivity Gap  $(14,407) $(11,517) $(45,456)  $(38,708)   $   ---  $   ---

Cumulative Gap
  RSA/RSL             85.77%    90.29%    76.17%    114.88%    100.0%


(1) Historically, non-interest-bearing deposits reflect insignificant changes in deposit trends and, therefore, the Company classifies these deposits over five years.

PART II  -  OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders

On May 11, 2000, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected S. Eric Beattie, Christian F. Martin, IV and John J. Ruhle, Jr. as Class 2 Directors of the Company to serve for a term of four years and until their successors are duly elected and qualified. The following is a tabulation of the vote for these directors.

                                                       Votes
                                                                 Withheld
                                             For                 Authority
                                       ----------------        --------------
S. Eric Beattie                           1,586,233                35,726
Christian F. Martin, IV                   1,588,597                33,362
John H. Ruhle, Jr.                        1,588,597                33,362

The other directors whose terms of office as a director continued after the meeting are Robert J. Bergren, Gordon B. Mowrer, Daniel B. Mulholland, Charles
J. Peischl, Richard Stevens, III and Maria Z. Thulin.

ITEM 5.    Other Information

On April 24, 2000, the Bank entered into an agreement to acquire two supermarket branches from Commonwealth Bank of Valley Forge, Pennsylvania. These branches are located in Giant Supermarkets in Whitehall and Trexlertown, Lehigh County, Pennsylvania. This acquisition has been approved by the regulatory authorities and is expected to be completed during the third quarter.

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

DATE:       August 15, 2000                BY:  /S/  S. ERIC BEATTIE
       --------------------------               --------------------
                                                 S. ERIC BEATTIE
                                                 PRESIDENT
                                                (PRINCIPAL EXECUTIVE OFFICER)

DATE:       August 15, 2000                BY:  /S/  REID L. HEEREN
       -------------------------                -------------------
                                                 REID L. HEEREN
                                                 VICE PRESIDENT
                                                (PRINCIPAL FINANCIAL OFFICER)