Form 10-Q
period 2000-09-30
FIRST COLONIAL GROUP INC
filed 2000-11-13
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
         (Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        PENNSYLVANIA                                  23-2228154
-------------------------------                  -------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

76 S. MAIN ST., NAZARETH, PA                             18064
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES X      NO _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,956,677 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON SEPTEMBER 30, 2000.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES


                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NO.

     ITEM 1  -  Financial Statements

       Consolidated Balance Sheet                                         2
       Consolidated Statements of Incom                                   3
       Consolidated Statement of Changes in Shareholders' Equity          4
       Consolidated Statements of Cash Flows                              5
       Notes to Consolidated Financial Statements                         6

     ITEM 2  -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            10

     ITEM 3  -  Quantitative and Qualitative Discussion About
                Market Risk                                              25

PART II  -  OTHER INFORMATION

     ITEM 1  -  Legal Proceedings                                       26
     ITEM 5  -  Other Information                                       26
     ITEM 6  -  Exhibits and Reports on Form 8-K                        26


SIGNATURES                                                              27

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands)
                             (Unaudited)

                                                      Sept. 30      Dec. 31
                                                        2000         1999
                                                      --------      -------
ASSETS
  Cash and Due From Banks                             $ 15,672      $ 14,272
  Federal Funds Sold                                     2,000         2,000
                                                      --------      --------
    Total Cash and Cash Equivalents                     17,672        16,272
  Interest-Bearing Deposits With Banks                   2,591         5,589
  Investment Securities Held-to-Maturity
    (Fair Value: Sept. 30, 2000 $18,673
     Dec. 31, 1999 - $19,123)                           19,049        19,887
  Securities Available-for-Sale                        157,819       132,356
  Mortgage Loans Held-for-Sale                             ---            -
  Total Loans, Net of Unearned Discount                222,595       202,258
  LESS:  Allowance for Possible Loan Losses             (2,430)       (2,437)
                                                      --------       -------
  Net Loans                                            220,165       199,821
  Premises and Equipment, Net                            6,955         7,116
  Accrued Interest Income                                3,140         3,045
    Other Assets                                         7,904         7,803
                                                       -------       -------
    TOTAL ASSETS                                     $ 435,295     $ 391,889
                                                     ---------     ---------
LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                       46,730        41,813
    Interest-Bearing Deposits                          305,895       282,667
                                                     ---------     ---------
      Total Deposits                                   352,625       324,480
  Securities Sold Under Agreements to Repurchase         9,685         1,730
  Long-Term Debt                                        34,000        30,000
  Accrued Interest Payable                               4,746         4,208
  Other Liabilities                                      3,229         3,228
                                                     ---------     ---------
    TOTAL LIABILITIES                                  404,285       363,646

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued               ---           ---
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued  -  1,956,677 shares at Sept. 30, 2000
    and 1,848,437 shares at Dec. 31, 1999                9,783         9,242
  Additional Paid in Capital                            16,910        15,674
  Retained Earnings                                      8,398         8,968
  Employee Stock Ownership Plan Debt                    (1,320)       (1,320)
  Accumulated Other Comprehensive Loss                  (2,761)       (4,321)
                                                     ---------      --------
Total Shareholders' Equity                              31,010        28,243
                                                     ---------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 435,295     $ 391,889
                                                     ---------     ---------

See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                          Sept 30,  Sept 30,  Sept 30, Sept 30,
                                            2000      1999      2000     1999
                                       ----------  --------  --------  --------
INTEREST INCOME:
 Interest and Fees on Loans              $ 4,696   $ 4,738    $13,332   $13,566
 Investment Securities Income
  Taxable                                  2,363     1,808      6,988     4,796
  Tax-Exempt                                 358       366      1,088     1,146
 Interest on Deposits with Banks and
  Federal Funds Sold                          54        22         88       140
                                         -------   -------    -------   -------
   Total Interest Income                   7,471     6,934     21,496    19,648
                                         -------   -------    -------   -------
INTEREST EXPENSE:
 Interest on Deposits                      2,986     2,502      8,241     7,294
 Interest on Short-Term Debt                 134       107        448       229
 Interest on Long-Term Debt                  500       345      1,413       904
                                         -------   -------    -------   -------
   Total Interest Expense                  3,620     2,954     10,102     8,427
                                         -------   -------    -------   -------
NET INTEREST INCOME:                       3,851     3,980     11,394    11,221
 Provision for Possible Loan Losses          125       ---        250       250
                                         -------   -------    -------   -------
  Net Interest Income After Provision
   For Possible Loan Losses                3,726     3,980     11,144    10,971
                                         -------   -------    -------   -------
OTHER INCOME:
 Trust Revenue                               307       271        939       874
 Service Charges on Deposit Accounts         519       432      1,461     1,229
 Investment Securities Gains (Losses), Net     9        (4)       167       557
 Gain on the Sale of Mortgage Loans           47        63         46       154
 Other Operating Income                      227       175        614       512
                                         -------   -------    -------   -------
   Total Other Income                      1,109       937      3,227     3,326
                                         -------   -------    -------   -------
OTHER EXPENSES:
 Salaries and Employee Benefits            1,864     1,726      5,477     5,019
 Net Occupancy and Equipment Expense         602       560      1,776     1,610
 Other Operating Expenses                  1,645     1,470      4,626     4,302
                                         -------    -------   -------   -------
   Total Other Expenses                    4,111     3,756     11,879    10,931
                                         -------   -------    -------   -------

Income Before Income Taxes                   724     1,161      2,492     3,366
Provision for Income Taxes                   121       276        474       771
                                         -------   -------    -------   -------

NET INCOME                               $   603   $   885    $ 2,018   $ 2,595
                                         =======   =======    =======   =======
 Per Share Data
   Basic Net Income                      $  0.32   $  0.47    $  1.06   $  1.38
                                         =======   =======    =======   =======
   Diluted Net Income                    $  0.32   $  0.47    $  1.06   $  1.37
                                         =======   =======    =======   =======
   Cash Dividends                        $  0.19   $  0.18    $  0.56   $  0.52
                                         =======   =======    =======   =======

 See accompanying notes to interim financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in
 Thousands),
(Unaudited)                                             Accumulated
                          Additional                       Other
                   Common   Paid-In   Retained   ESOP   Comprehensive
                   Stock    Capital   Earnings   Debt      Income       Total
For the Nine
Months Ended
September 30,
2000
Balance at Dec.
31, 1999          $ 9,242   $15,674   $ 8,968  $(1,320)   $ (4,321)    $28,243

Comprehensive
Income
  Net Income                            2,018                            2,018
  Change in
  Unrealized
  Securities
  Gains, Net                                                 1,560       1,560
Total Compre-
hensive Income                                                           3,578
Sale of Common
Stock under
Dividend
Reinvestment Plan
(15,155 shares)        76       158                                        234
Sale of Common
Stock under
Directors
Stock Option
Plan (332 shs)          1                                                    1
Cash Dividends
Paid                                   (1,044)                          (1,044)
Stock Dividend
of 5%
(92,752 shs)          464     1,078    (1,542)                             ---
Cash in Lieu
of Fractional
Shares                                     (2)                              (2)
                   -------   -------   -------  -------    --------     -------
Balance at
Sept. 30, 2000    $ 9,783   $16,910   $ 8,398  $(1,320)   $ (2,761)    $31,010

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Nine Months Ended
                                               Sept 30, 2000    Sept 30, 1999
OPERATING ACTIVITIES                                    (Unaudited)
Net Income                                        $2,018            $2,595
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                 250               250
  Depreciation and Amortization                      832               763
  Amortization of Security (Discounts) and Premiums (114)               25
  Amortization of Deferred Fees on Loans             343               (92)
  Mortgage Loans Originated for Sale              (6,629)          (36,799)
  Mortgage Loan Sales                              6,629            36,922
  Gain on Sale of Mortgage Loans                     (46)             (154)
  Investment Securities Gains, Net                  (160)             (557)
 Changes in Assets and Liabilities:
  Increase in Accrued Interest Income                (95)              (85)
  Decrease in Accrued Interest Payable               538               189
  Net Increase in Other Assets                    (1,340)           (1,367)
  Net Decrease (Increase) in Other Liabilities         2              (227)
                                                 -------           -------
Net Cash Used In Operating Activities              2,228             1,463
                                                 -------           -------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities
  Available-for-Sale                               8,266            11,467
Proceeds from Maturities of Securities
  Held-to-Maturity                                   577             3,622
Proceeds from Sales of Securities
  Available-for-Sale                               4,796            16,857
Purchase of Securities Available-for-Sale        (35,627)          (66,957)
Purchase of Securities Held-to-Maturity                -            (6,211)
Net Decrease (Increase) in Interest Bearing
  Deposits With Banks                              2,998            (3,176)
Net (Decrease) Increase in Loans                 (21,008)           11,029
Purchase of Premises and Equipment, Net             (574)             (840)
Proceeds from Sale of Other Real Estate Owned        455               186
                                                 -------           -------
Net Cash Used In Investing Activities            (40,117)          (34,023)
                                                 -------           -------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
 Bearing Demand Deposits and Savings Accounts      8,594             4,803
Net Increase in Certificates of Deposits          19,551            18,110
Net Increase in Long-Term Debt                     4,000            10,000
Net Increase in ESOP Debt                              -            (1,000)
Net Increase in Repurchase Agreements              7,955             2,855
Proceeds from Issuance of Stock                      235               240
Cash Dividends Paid                               (1,044)             (981)
Cash in Lieu of Fractional Shares                     (2)               (4)
                                                 -------           -------
Net Cash Provided by Financing Activities         39,289            34,023
                                                 -------           -------
Increase in Cash and Cash Equivalents              1,400             1,463
Cash and Cash Equivalents, January 1              16,272            14,259
                                                 -------           -------
Cash and Cash Equivalents, Sept. 30,             $17,672           $15,722
                                                 =======           =======

See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE A  - GENERAL

The accompanying  consolidated  financial  statements,  footnotes and discussion should be read in conjunction with the audited consolidated financial statements, footnotes, and discussion contained in the Company's Annual Report for the year ended December 31, 1999.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  - SUBSIDIARIES

First Colonial Group, Inc. (the "Company") is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First
C. G. Company, Inc. founded in 1986.

NOTE C  - DIVIDENDS

On August 18, 2000, the Company paid its third quarter cash dividend on its common stock of $.19 per share to shareholders of record on August 4, 2000.

On June 22, 2000, the Company paid a 5% stock dividend to shareholders of record on June 2, 2000. Fractional shares were paid in cash based on the closing price of $14.50 per share on the record date. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE D - EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". Basic and diluted earnings per share were calculated as follows.

For the Three Months Ended September 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
2000

Basic Earnings Per Share
  Income Available to Common Shareholders   $  603      1,899,594      $  0.32

Effect of Dilutive Securities
  Stock Options                                             1,664
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  603      1,901,258      $  0.32
                                            ------      ---------      -------
1999

Basic Earnings Per Share
  Income Available to Common Shareholders   $  855      1,873,644      $  0.47

Effect of Dilutive Securities
  Stock Options                                             4,313
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $  885      1,877,957      $  0.47
                                            ------      ---------      -------

For the Nine Months Ended June 30,

                                                         Average
                                             Income       Shares      Per Share
                                          (numerator) (denominator)     Amount
2000

Basic Earnings Per Share
  Income Available to Common Shareholders   $2,018      1,899,608      $  1.06

Effect of Dilutive Securities
  Stock Options                                             2,413
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $2,018      1,902,021      $  1.06
                                            ------      ---------      -------
1999

Basic Earnings Per Share
  Income Available to Common Shareholders   $2,595      1,874,109      $  1.38

Effect of Dilutive Securities
  Stock Options                                             4,216
                                            ------      ---------      -------
Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options          $2,595      1,878,325      $  1.37
                                            ------      ---------      -------

NOTE E  -  COMMITMENTS AND CONTINGENCIES

The Company has reserved $994,000 against asserted claims and claims which may be asserted against the Bank in connection with certain pre-need funeral trusts. Most of the claims arise from trusts in which the Company was allegedly directed by funeral directors to invest in a private placement annuity issued by EA International Trust. Nine funeral directors whose funds were invested in this annuity have commenced suit against the Bank; if all funeral directors whose funds were invested in this annuity were to pursue claims, the Bank's maximum exposure would be approximately $4.4 million principal loss plus interest, costs and attorney fees. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. The Bank has discontinued its involvement in this annuity and is pursuing indemnification for some or all of these possible losses from its insurance carrier and from EA International Trust.

NOTE F  -  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. Subsequent to this statement, SFAS No. 137 and 138 were issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on earnings or financial position of the Company. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and nine month period ended September 30, 2000.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3
- Quantitative and Qualitative Discussion About Market Risk", statements as to litigation and the amount of reserves, and other statements which are not historical facts or as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, and results of litigation. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

Results of Operations

Basic and diluted earnings per share for the three months ended September 30, 2000 were $0.32 as compared to $0.47 for the corresponding period in 1999. Average basic shares outstanding during this three month period were 1,899,594 in 2000 and 1,873,644 in 1999. Basic earnings per share for the nine months ended September 30, 2000 were $1.06 as compared to $1.38 for the corresponding period in 1999. Average basic shares outstanding during this nine month period were 1,899,608 in 2000 and 1,874,109 in 1999. Diluted earnings per share for the nine month period ended September 30 were $1.06 and $1.37 in 2000 and 1999, respectively. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 22, 2000. (see Note D)

The net income for the three months ended September 30, 2000 was $603,000, a $282,000 or 31.9% decrease compared to net income of $885,000 for the same period in 1999. The earnings decrease was attributable in part to an increase in total other expenses of $355,000. Contributing to the higher expenses were increases in salaries and benefits of $138,000 and a loss as the result of a robbery at one of the Bank's branches (see discussion on "Other Income and Other Expenses"). Also affecting earnings for the quarter was a decrease of $129,000 in net interest income (see discussion on "Net Interest Income"), an increase of $125,000 in the provision for possible loan losses and a $16,000 decrease in the gains on the sale of mortgage loans. These were offset in part by a $175,000 increase in other income exclusive of gains on the sale of mortgage loans and gains on the sale of securities available-for-sale, a decrease of $155,000 in Federal income taxes and an $13,000 increase in the gains on the sale of securities available-for-sale.

Net income for the nine months ended September 30, 2000 was $2,018,000 compared to $2,595,000 for the same period in 1999, a decrease of $577,000 or 22.2%. The earnings decline was primarily attributable to increases in total other expenses of $948,000. The higher expenses were due in part to the increases in salary and benefit expenses of $458,000 and the one-time write-down of a commercial property held in Other Real Estate Owned in the amount of $184,000 (see discussion on "Other Income and Other Expenses"). The other factors affecting the reduction in income were lower gains on the sale of available-for-sale securities of $390,000, and a decrease of $108,000 in the gains on the sale of mortgage loans. These were partially offset by a $173,000 increase in net interest income, a $399,000 increase in other income exclusive of gains on the sale of mortgage loans and gains on the sale of securities available-for-sale, and a decrease of $297,000 in Federal income taxes.

Net Interest Income

Net interest income amounted to $3,851,000 for the three months ended September 30, 2000 as compared to $3,980,000 for the three months ended September 30, 1999, a decrease of $129,000 or 3.2%. This decrease was primarily the result of increases in interest paid on deposits exceeding the increase on interest earned on loans and investments. For the nine months ended September 30, 2000, net interest income was $11,394,000 compared to $11,221,000 for the same period in 1999, an increase of $173,000 or 1.5%.

The fully taxable-equivalent net interest income was $11,997,000 for the first nine months of 2000, compared to $11,842,000 for the same period in 1999, a 1.3% or $155,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $52,000 increase related to volume and a $103,000 increase related to interest rates.

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the nine months ended September 30, 2000 as compared to the same period in 1999, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

The following table sets forth a "Rate/Volume Analysis" for the nine months ended September 30, 2000. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                           RATE/VOLUME ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Nine Months Ended
                                                     September 30, 2000
                                                       Over / (Under)
                                                     September 30, 1999
                                                       CHANGE DUE TO:

                                                TOTAL      RATE      VOLUME

(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks         $   (45)   $    13    $   (58)
Federal Funds Sold                                (7)         6        (13)
Investment Securities                          2,104        529      1,575
Loans                                           (222)        85       (307)
                                             -------    -------    -------
Total Interest Income                          1,830        633      1,197
                                             -------    -------    -------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs             $   (43)   $   (29)   $   (14)
Time Deposits                                    990        327        663
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase            68         64          4
Short-Term Debt                                  151         46        105
Long-Term Debt                                   509        122        387
                                             -------    -------    -------
Total Interest Expense                       $ 1,675    $   530    $ 1,145
                                             -------    -------    -------

Net Increase in Interest Income              $   155    $   103    $    52

Total taxable-equivalent interest income for the nine months ended September 30, 2000 grew $1,830,000 compared to the same period in 1999, primarily the result of the higher volumes in the investment security earning asset category. Income from investment securities for the nine months ended September 30, 2000 increased $2,104,000 or 32.2% over the same period in 1999. This was comprised of a $1,575,000 increase due to volume and a $529,000 increase due to rates as a result of rising interest rates. Average year-to-date earning assets increased to $376,789,000 at September 30, 2000 from $351,179,000 at September 30, 1999, a
7.3% increase.

Total interest expense grew $1,675,000 during the first nine months of 2000, over the same period in 1999. This growth was principally the result of higher volumes, primarily due to an increase in time deposits and long-term debt. Interest expense attributed to time deposits increased $990,000 during the first nine months of 2000, over the first nine months of 1999. This was comprised of a $663,000 increase due to volume and a $327,000 increase due to rates. The increase in time deposits was used to finance the earning asset growth.

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

                 FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                             (Dollars in Thousands)
                                   (Unaudited)

Nine Months Ended, June 30,                 2000                   1999
                                             Int    Avg             Int   Avg
                                     Avg     Inc/  Yield/     Avg   Inc/ Yield/
                                     Bal     Exp    Rate      Bal   Exp   Rate

ASSETS:
INTEREST-EARNING ASSETS
Int-Bearing Deposits with Banks  $  1,650  $   72   5.82% $ 3,250  $ 117  4.80%
Federal Funds Sold                    299      16   7.13      659     23  4.65
Investment Securities
      Taxable                     136,112   6,988   6.85  101,426  4,796  6.30
      Non-Taxable (1)              29,733   1,649   7.40   32,206  1,737  7.19
Loans (1) (2)                     211,468  13,374   8.43  216,353 13,596  8.38
Reserve for Loan Losses            (2,473)     --     --   (2,715)    --    --
                                ---------   -----        --------  -----
Net Loans                         208,995  13,374   8.53  213,638 13,596  8.49
                                ---------   -----        --------  -----
  Total Interest-Earning Assets   376,789  22,099   7.82  351,179 20,269  7.70
Non-Interest Earning Assets        31,810      --     --   28,392     --    --
                                ---------   -----        --------  -----
  TOTAL ASSETS, INT INCOME      $ 408,599  22,099   7.21 $379,571 20,269  7.12
                                ---------   -----        --------  -----

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits               $  52,637     397   1.01 $ 52,092    412  1.05
  Money Market Deposits            12,938     265   2.73   13,894    287  2.75
  Savings & Club Deposits          62,927   1,042   2.21   63,519  1,048  2.20
  CD's over $100,000                4,788     171   4.76    4,937    149  4.02
  All Other Time Deposits         154,304   6,366   5.50  137,175  5,398  5.25
                                ---------   -----        --------  -----
   Total Int-Bearing Deposits     287,594   8,241   3.82  271,617  7,294  3.58
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase           6,144     208   4.51    5,973    140  3.13
Short-Term Debt                     5,025     240   6.37    2,301     89  5.16
Long-Term Debt                     30,496   1,413   6.18   21,355    904  5.64
                                ---------   -----        --------  -----
  Total Int-Bearing Liabilities   329,259  10,102   4.09  301,246  8,427  3.73

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits      43,015      --     --   41,132     --    --
Other Liabilities                   7,614      --     --    6,834     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES              379,888  10,102   3.55  349,212  8,427  3.22
   SHAREHOLDERS' EQUITY            28,711      --     --   30,359     --    --
                                ---------   -----        --------  -----
   TOTAL LIABILITIES AND EQUITY $ 408,599  10,102   3.30 $379,571  8,427  2.96

NET INTEREST INCOME                       $11,997                $11,842
                                            -----                  -----

    Net Interest Spread (3)                         3.73                  3.97
    Effect of Interest-Free Sources
      Used to Fund Earnings Assets                  0.52                  0.52
    Net Interest Margin (4)                         4.25%                 4.50%
                                                    ----                  ----

(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The tax equivalent adjustment included above are $603,000 and $621,000 for the six months ended September 30, 2000 and September 30, 1999, respectively. The effective tax rate used for the taxable equivalent adjustments was 34%.

(2) Loan fees of $(201,000) and $253,000 for the six months ended September 30, 2000 and September 30, 1999, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $1,269,000 and $3,007,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively.

(3)  Net  interest  spread  is  the  arithmetic   difference  between  yield  on
     interest-earning assets and the rate paid on interest-bearing liabilitites.

(4) Net interest marginis computed by dividing net interest income by averaging interest-earning assets.

The net interest margin of 4.25% for the nine month period ended September 30, 2000, decreased from the 4.50% net interest margin for the first nine months of 1999. The yield on interest earning assets was 7.82% during the first nine months of 2000 as compared to 7.70% in 1999. The average interest rate paid on interest bearing deposits and other borrowings was 4.09% for the first nine months of 2000 as compared to 3.73% in 1999.

Other Income and Other Expenses

Other income for the three months ended September 30, 2000, including service charges, trust revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $1,100,000 as compared to $941,000 for the same period in 1999. This was an increase of $159,000 or 16.9% This increase was the result of increases in service charges, miscellaneous fees, and trust revenues, reduced in part by a decline in gains from the sale of mortgage loans. In the three month period ended September 30, 2000, service charges were $519,000, a $87,000 or 20.1% increase over the 1999 amount of $432,000. The increase in service charges was due to growth in checking accounts. The revenues from the Investment Management and Trust Division operations increased as a result of growth in Trust accounts. The Trust revenues were $307,000 for the three months ended September 30, 2000 as compared to $271,000 for the three months ended September 30, 1999, an increase of $36,000 or 13.3%. Other miscellaneous income for the three months ended September 30, 2000 was $227,000, an increase of $52,000 or 29.7% compared to $175,000 for the same period in 1999. The higher miscellaneous income was primarily the result of increases in mortgage servicing fees and other fees related to loan activities. There were $47,000 in gains on the sale of mortgage loans for the three month period ended September 30, 2000 as compared to $63,000 for the same period in 1999.

Other income for the nine months ended September 30, 2000, including service charges, trust revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $3,060,000 as compared to $2,769,000 for the same period in 1999. This was an increase of $291,000 or 10.5%. In the nine month period ended September 30, 2000, service charges were $1,461,000, a $232,000 or 18.9% increase over the 1999 amount of $1,229,000. The increase in service charge income was the result of a higher number of checking account customers. The revenues from the Investment Management and Trust Division operations were $939,000 for the nine months ended September 30, 2000 as compared to $874,000 for the nine months ended September 30, 1999, an increase of $65,000 or 7.4%. This increase was due to growth in new Trust accounts and estate fees. Other miscellaneous income for the nine months ended September 30, 2000 was $614,000 as compared to $512,000 for the same period in 1999, a increase of $102,000 or 19.9%. During the nine months ended September 30, 2000, sales of mortgage loans resulted in a gain of $46,000 as compared to $154,000 for the same period in 1999, a decrease of $108,000 or 70.1%. The gain was the result of the sale of $6,629,000 and

$36,922,000 of residential real estate loans in the first nine months of 2000 and 1999, respectively, a decline of 82%. The decline in the volume of mortgage loan sales was due to rising interest rates.

Total other expenses for the three month period ended September 30, 2000 increased by $355,000 or 9.4% to $4,111,000 over total other expenses for the same period in 1999 of $3,756,000. Included in this increase was a $138,000 or 8% increase in salary and benefit expenses which were $1,864,000 as compared to $1,726,000 in 1999. These increases were primarily due to general salary increases of approximately 4% and the additional staff necessitated by the opening of four new branches located in Stroudsburg, Mount Pocono, Whitehall and Trexlertown. Occupancy and equipment expenses were $602,000 for the three months ended September 30, 2000 and $560,000 for the three months ended September 30, 1999, an increase of $42,000 or 7.5%. The increase in occupancy expenses were related to the new branches. Other operating expenses for the three month period ended September 30, 2000 were $1,645,000, an increase of $175,000 or 11.9% over the $1,470,000 in other expenses for the same period in 1998. This increase was primarily the result of expenses related to the purchase of the branches in Whitehall and Trexlertown and a loss due to a robbery at one of the Bank's branches. Management expects the Bank will be reimbursed for part of the robbery loss by its insurance carrier.

Total other expenses for the nine months ended September 30, 2000 increased by $948,000 or 8.7%, to $11,879,000 from $10,931,000 for the same period in 1999.
Salaries and employee benefits were $5,477,000 for the nine months ended September 30, 2000 as compared to $5,019,000 for the nine months ended September 30, 1999 representing an increase of $458,000 or 9.1%. These increases are primarily due to general salary increases of approximately 4% and additional staff added for the new branches. Occupancy and equipment expenses were $1,776,000 for the nine months ended September 30, 2000 and $1,610,000 for the nine months ended September 30, 1999, an increase of $166,000 or 10.3%. This increase is related to the new branches, rent increases and other equipment expenses. Other operating expenses for the nine months ended September 30, 2000 were $4,626,000 in relation to $4,302,000 for the nine months ended September 30, 1999, an increase of $324,000 or 7.5%. Included in the increase of other operating expenses was a $184,000 write-down of a commercial loan property held in Other Real Estate Owned.

FINANCIAL CONDITION
Assets and Liabilities

Total assets at September 30, 2000 were $435,295,000, representing an increase of $43,406,000 or 11.1% over total assets of $391,889,000 at December 31, 1999.
Deposits increased by $28,145,000 or 8.7% from $324,480,000 on December 31, 1999 to $352,625,000 on September 30, 2000. Contributing to this increase were increases in certificates of deposit of $19,551,000, non-interest bearing checking deposits of $4,917,000, interest bearing checking deposits of $3,827,000, partially offset by a decline in savings and money market deposits of $150,000. Included in the increase in deposits are the deposits acquired through the purchase of two bank branches from another bank totaling $9,141,000. These branches are located in Whitehall and Trexlertown, Lehigh County, Pennsylvania. The acquisition of these branches occurred in September 2000. Loans outstanding at September 30, 2000 were $222,595,000 as compared to $202,258,000 at December 31, 1999. This was an increase of $20,337,000 or 10.1%.
The increase in loans was primarily the result of an increase of $12,259,000 or 14% in consumer loans. This includes $4,404,000 of consumer loans acquired with the purchase of the Whitehall and Trexlertown branches in September 2000. Also contributing to the increase in loans during the first nine months of 2000 was a $8,307,000 or 14.4% increase in residential real estate loans. These increases were offset in part by a decrease in commercial loans of $229,000. During the first nine months of 2000, $6,629,000 of residential real estate loans were sold. The Bank continues to service all of these loans. There were no residential real estate loans identified as held-for-sale at September 30, 2000. The loan to deposit ratio was 63.1% at September 30, 2000 and 62.3% at December 31, 1999.

The Company had long-term debt totaling $34,000,000 at September 30, 2000 as compared to $30,000,000 at December 31, 1999. Of the loans outstanding at September 30, 2000, $5,000,000 matures in December 2001, $10,000,000 matures in August 2004, $7,000,000 matures in October 2008 and $12,000,000 matures in August 2010. The interest rates associated with these loans are 6.86% variable (at LIBOR plus 3 basis points), 4.86% fixed to October 2003 at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, 6.06% fixed to August 2001 at which time the rate may be converted to 3 month LIBOR plus 15 basis points, if LIBOR is 7.5% or higher, and 6.23% fixed to August 2001 at which time the rate may be converted to 3 month LIBOR plus 15 basis points if LIBOR is 8% or higher, respectively. The loans are secured by the Bank's residential real estate loans and investment securities. These funds were borrowed to improve liquidity and to fund loans. The $12,000,000 loan maturing in August 2010 was originated in August 2000. The proceeds from this new loan were used to pay off a previous loan in the amount of $8,000,000 that matured in August 2000 and to provide funds for future loans.

The Company's Employee Stock Ownership Plan (ESOP) has two loans outstanding totaling $1,320,000 at September 30 ,2000 and December 31, 1999. The first loan with an outstanding principal balance of $370,000 is due in 2005. The second loan with an outstanding balance of $950,000 is due in 2018. The interest is due quarterly on these loans. Principal payments are made annually in October. The interest rate on these loans is at the Bank's prime rate (9.5% at September 30, 2000 and 8.5% December 31, 1999).

At September 30, 2000 and December 31, 1999, the Bank had no short-term borrowings from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000.

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

For the first nine months of 2000 and 1999, the provision for loan losses was $250,000. Net charge offs were $257,000 for the nine months ended September 30, 2000 compared with $445,000 for the nine months ended September 30, 1999. The ratio of the allowance for loan losses to total loans at September 30, 2000 was 1.09% compared to 1.20% at December 31, 1999 and 1.24% at September 30, 1999. This was primarily the result of an increase in total loans to $222,335,000 at September 30, 2000 from $202,258,000 at December 31, 1999. The allowance for possible loan losses at September 30, 2000 totaled $2,430,000, a decrease of $7,000 or 0.3% over the December 31, 1999 amount of $2,437,000 and a decrease of $66,000 or 2.6% over the September 30, 1999 balance of $2,496,000.

At September 30, 2000, $69,000 of the allowance for possible loans losses was allocated to impaired loans.

Transactions in the allowance for loan lossses were as follows:

                                                      2000            1999
                                                   ----------      ----------
Balance, January 1,                                $2,437,000      $2,691,000
Provision charged to Operating Expenses               250,000         250,000
Loans Charged Off                                    (388,000)       (513,000)
Recoveries                                            131,000          68,000
                                                   ----------      ----------
Balance, September 30,                             $2,430,000      $2,496,000


The following table sets forth an allocation of the allowance for loan losses by loan category:

          At September 30, 2000
     Commercial                       $   798,000
     Residential Real Estate              237,000
     Consumer                             781,000
     Unallocated                          614,000
                                      -----------
        Total                         $ 2,430,000

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

Total non-performing loans (non-accruing loans and loans past due over 90 days) amounted to $2,251,000 at September 30, 2000 as compared to $2,802,000 at
December 31,1999 and $2,489,000 at September 30, 1999. The ratio of non-performing loans to total loans was 1.01% and 1.24% at September 30, 2000 and 1999, respectively. The decrease in this ratio is primarily the result of a decrease in total non-performing loans due to collection efforts.

Non-accruing loans at September 30, 2000 of $1,134,000 increased from the September 30, 1999 level of $1,111,000. This $23,000 increase was primarily the result of the addition of some commercial loans to non-accrual status. These loans are secured by commercial real estate. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of September 30, 2000, loans past due 90 days or more and still accruing interest were $1,117,000 compared to $1,378,000 at September 30, 1999. The $261,000 decrease in loans past due 90 days from September 30, 1999 to September 30, 2000 was the result of decreases in commercial, mortgage and consumer loans past due 90 days or more.

Non-Performing Loans

                                            Sept 30,    Sept 30,    December 31,
                                              2000        1999          1999

Non-accrual loans on a cash basis         $1,134,000   $1,111,000    $1,311,000
Non-accrual loans as a percentage
  of total loans                               0.51%        0.55%         0.65%
Accruing loans past due 90 days
  or more                                 $1,117,000   $1,378,000    $1,491,000
Accruing loans past due 90 days
  or more as a percentage of total
  loans                                        0.50%        0.69%         0.74%
Allowance for loan losses to
  nonperforming loans                        107.95%      100.32%        86.97%
Nonperforming loans to total loans             1.01%        1.24%         1.39%
Allowance for loan losses to total loans       1.09%        1.24%         1.20%


There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans.

Other Real Estate Owned

Other Real Estate Owned at September 30, 2000 of $102,000 decreased from the September 30, 1999 level of $678,000. This $576,000 decrease was primarily the sale of some real estate properties and the result of a $184,000 writedown of a commercial property.

Investment Securities

The Company had $157,819,000 in available-for-sale securities at September 30, 2000 with a net unrealized loss of $2,761,000. At December 31, 1999 available-for-sale securities amounted to $132,356,000 with a net unrealized loss of $4,321,000.

During the nine month period ended September 30, 2000, $4,629,000 of securities available-for-sale were sold for a net gain of $167,000 as compared to $16,300,000 of securities available-for-sale were sold for a net gain of $557,000 for the same time period in 1999.

Held-to-maturity securities totaling $19,049,000 at September 30, 2000 are carried at cost. At December 31, 1999, the held-to-maturity securities totaled $19,887,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at September 30, 2000, did not hold any securities identified as derivatives.

Capital Resources and Liquidity

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of September 30, 2000, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital Ratios

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At Setpember 30, 2000       Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $35,783   15.71%   $18,222   8.00%      ---    ---
  Bank                      $31,427   13.87%   $18,120   8.00%  $22,651  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,353   14.64%   $ 9,111   4.00%      ---    ---
  Bank                      $28,997   12.80%   $ 9,060   4.00%  $13,590   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $33,353   7.93%    $16,820   4.00%      ---    ---
  Bank                      $28,997   6.97%    $16,648   4.00%  $20,810   5.00%

                                                                 To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Adequacy           Action
(Dollars in Thousands)
 At December 31, 1999        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $34,329  16.67%    $16,477   8.00%      ---    ---
  Bank                      $30,831  15.00%    $16,446   8.00%  $20,557  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,892  15.48%    $ 8,239   4.00%      ---    ---
  Bank                      $28,194  13.71%    $ 8,223   4.00%  $12,334   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $31,892   8.11%    $15,726   4.00%      ---    ---
    Bank                    $28,194   7.20%    $15,655   4.00%  $19,568   5.00%

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

At September 30, 2000, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $20,263,000, and securities maturing within one year totaled $3,498,000. At December 31, 1999, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $21,861,000, and securities maturing within one year were $2,249,000. Securities sold under an agreement to repurchase totaled $9,685,000 at September 30, 2000 and $1,730,000 at December 31, 1999. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $2,424,000 at September 30, 2000 and $5,548,000 at December 31, 1999. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. At September 30, 2000 and December 31, 1999 there were Federal funds sold totaling $2,000,000.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at September 30, 2000, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at September 30, 2000 or at December 31, 1999. The Bank had long-term borrowings from the Federal Home Loan Bank at September 30, 2000 totaling $34,000,000.

Cash flows for the nine months ended September 30, 2000 consisted of cash provided by operating activities of $2,228,000 and cash provided by financing activities of $39,289,000, offset in part by cash used in investing activities of $40,117,000 resulting in an increase in cash and cash equivalents of $1,400,000.

Cash provided by operating activities was the result of mortgage loan sales of $6,629,000, net operating income of $2,018,000, depreciation and amortization of $832,000, an increase in accrued interest income of $538,000 and a provision for possible loan losses of $250,000, partially reduced by mortgage loans originated for sale of $6,629,000, an increase in other assets of $1,340,000, and an increase in accrued interest income of $95,000. Cash was used in investing activities for the purchase of securities available-for-sale of $35,627,000, a net increase in loans of $21,008,000, and the purchase of furniture and equipment of $574,000, partially offset by proceeds from maturities of securities available-for-sale and held-to-maturity of $8,266,000 and $577,000, respectively, proceeds from sales of securities available-for-sale of $4,796,000 and a net decrease in interest bearing deposits with banks of $2,998,000. Cash provided by financing activities consisted principally of increases in certificates of deposit of $19,551,000, interest and non-interest bearing demand deposits and savings accounts of $8,594,000, an increase in repurchase agreements of $7,955,000, an increase in long-term debt with the Federal Home Loan Bank of $4,000,000, and the proceeds from the sale of common stock of $235,000, offset in part by the payment of cash dividends of $1,044,000 and cash paid in lieu of fractional shares of $2,000.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at September 30, 2000 was $31,010,000 as compared to $28,243,000 at December 31, 1999, for an increase of $2,767,000.

On August 18, 2000 the Company paid its 2000 third quarter cash dividend on its common stock of $0.19 per share to shareholders of record on August 4, 2000. On June 22, 2000, the Company paid a 5% stock dividend to shareholders of record on June 2, 2000. Fractional shares were paid in cash based on the closing price of $14.50 per share on the record date.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first nine months of 2000, 15,624 shares of common stock were purchased from authorized and unissued shares at an average price of $15.04 per share for proceeds of approximately $234,000.

The Company has a Non-Employee Director Stock Option Plan that provides for the awarding of stock options to the Company's non-employee directors. During the first nine months of 2000 options to purchase 2,550 shares of the Company's common stock at an average price of $16.43 per share were granted to certain non-employee directors. A non-employee director exercised options for 1,340 shares of the Company's common stock at a price of $12.69 per share during the first nine months of 2000.

The Company also has a Stock Option Plan, which provide for the granting of options to acquire the Company's common stock for officers and key employees. No options were issued or exercised under this plan during the first nine months of 2000.

ITEM 3.      Quantitative and Qualitative Discussion About Market Risk

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets, other than those which possess a short term to maturity. Because most of the Company's interest-bearing assets and liabilities are located at the Bank, the majority of the Company's interest rate risk is at the Bank level. As a result, most interest rate risk management procedures are performed at the Bank level.

There have been no material changes in the Bank's assessment of its sensitivity to market risk since its presentation in the 1999 annual report to shareholders and its 1999 Form 10-K filed with the Securities and Exchange Commission.

PART II  -  OTHER INFORMATION

ITEM 1.     Legal Proceedings

The Company has reserved $994,000 against asserted claims and claims which may be asserted against the Bank in connection with certain pre-need funeral trusts. Most of the claim arises from trusts in which the Company was directed by funeral directors to invest in a private placement annuity issued by EA International Trust. Nine funeral directors whose funds were invested in this annuity have commenced suit against the Bank; if all funeral directors whose funds were invested in this annuity were to pursue claims, the Bank's maximum exposure would be approximately $4.4 million principal loss plus interest, costs and attorney fees. The Bank has been advised that it has significant defenses to these claims and intends to vigorously defend against such claims. The Bank has discontinued its involvement in this annuity and is pursuing indemnification for some or all of these possible losses from its insurance carrier and from EA International Trust.

ITEM 5.     Other Information

In September, 2000, the Bank completed its acquisition of two supermarket branches from Commonwealth Bank of Valley Forge, Pennsylvania. These branches are located in Giant Supermarkets in Whitehall and Trexlertown, Lehigh County, Pennsylvania.

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


                                              FIRST COLONIAL GROUP, INC.


DATE:       November 13, 2000                 BY:  /S/  S. ERIC BEATTIE
       ----------------------------                --------------------
                                              S. ERIC BEATTIE
                                              PRESIDENT
                                              (PRINCIPAL EXECUTIVE OFFICER)


DATE:       November 13, 2000                 BY:  /S/  REID L. HEEREN
       ---------------------------                 -------------------
                                              REID L. HEEREN
                                              VICE PRESIDENT