Form 10-K
period 2000-12-31
FIRST COLONIAL GROUP INC
filed 2001-03-30
CIK 714719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report  pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 (fee required) For the fiscal year ended December 31, 2000.

                                       OR

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ________ to _________.


                         Commission File Number 0-11526

                           FIRST COLONIAL GROUP, INC.
       -----------------------------------------------------------------
                (Name of Registrant as Specified in its charter)

         Pennsylvania                                     23-2228154
-----------------------------------         ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

76 South Main Street, Nazareth, Pennsylvania                      18064
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

         Registrant's telephone number, including area code 610-746-7300

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

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

                               Yes X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant is $26,491,563. (1)

     The number of shares of the Issuer's common stock, par value $5.00 per share, outstanding as of March 26, 2001 was 1,967,919.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference in
Part III of this report.

     Other documents incorporated by reference are listed in the Exhibit Index.











     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on March 26, 2001. Includes an aggregate of 226,149 shares, with an aggregate market value of $3,674,921, held by the Trust Department of Nazareth National Bank & Trust Company in Trust for persons other than executive officers, directors and 10% shareholders of the registrant. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

Item 1.     Business

Forward Looking Information

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements as to litigation and the amount of reserves, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statement are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, and the results of litigation. These and other risks, uncertainties and other factors are discussed elsewhere in this Annual Report on Form 10-K.

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

     Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2000, total interest earning assets maturing or repricing within one year was less than total interest bearing liabilities maturing or repricing during the same time period by $7,418,000, representing a negative cumulative one year gap of 96%. If interest rates rise, the Company could experience a decrease in net interest income. The Company also has interest rate risk if interest rates decline. This risk is the result of the investment in U. S. Agency securities that have call features. If interest rates decline, $54,420,000 of these securities could be called; thus reducing net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U. S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7. Management's Discussion of Financial Condition and Results of Operations", and "Item 7.A. Quantitative and Qualitative Disclosure About Market Risk".

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

     Competition. The Company faces strong competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Most of these competitors have substantially greater financial resources than the Company including a larger capital base which allows them to attract customers seeking larger loans than the Bank is able to make. In addition, many of the Bank's competitors have higher legal lending limits than does the Bank. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Bank offers. As a result of the recent repeal of the Glass-Steagall Act which separated commercial and investment banking industries, all banking organizations, including the Company, are likely to face an increase in competition. See "Supervision and Regulation"
- "Recent Regulation".

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

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust business. The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services. The Bank has its principal banking office as well as three branch offices in Nazareth, Pennsylvania. It also presently has two branch offices in Bethlehem, Pennsylvania, three branch offices in Easton, Pennsylvania, one branch in Brodheadsville, Pennsylvania, two branches in Stroudsburg, Pennsylvania, one branch in East Stroudsburg, Pennsylvania, one branch in Mount Pocono, Pennsylvania, one branch in Allentown, Pennsylvania, one branch in Trexlertown, Pennsylvania, and one branch in Whitehall, Pennsylvania. The Bank has twenty-seven automated teller machines (ATMs), one at each branch office (except the Mount Pocono branch which has two and the Main Street Nazareth branch which has none), four free-standing drive-up machines at the Northampton Crossings Shopping Center, Easton, Pennsylvania and free-standing machines at its operation center, The First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania, at St. Luke's Hospital, Fountain Hill, Pennsylvania, at C. F. Martin & Company in Nazareth, Pennsylvania, at the Best Western Hotel in Stroudsburg, Pennsylvania, and at the Redner's mini-market on Airport Road in Allentown, Pennsylvania.

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

     As of December 31, 2000 the Company, on a consolidated basis, had total assets of $442,708,000, total deposits of $353,190,000, and total shareholders' equity of $34,188,000.

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

     As of December 31, 2000, the Bank had total assets of $442,708,000, total deposits of $353,190,000 and total shareholders' equity of $34,188,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking and trust business. The Bank, with its main office at 76 South Main Street, Nazareth, Pennsylvania, also provides services to its customers through its branch network of seventeen full service banks, which includes drive-in facilities at most locations, ATMs at each branch office (except the Main Street Nazareth branch) and bank-by-mail services. Nine of the Bank's full service offices are located in Northampton County, Pennsylvania. Five offices are located in Monroe County, Pennsylvania. Three offices are located in Lehigh County, Pennsylvania. The Bank also has free standing ATMs located in its Operations Center, the First Colonial Building in the Bethlehem Business Park, Hanover Township, Pennsylvania, in the lobby of St. Luke's Hospital in the Borough of Fountain Hill, Pennsylvania, at the C. F. Martin & Company, Nazareth, Pennsylvania, in the Best Western Hotel in Stroudsburg, Pennsylvania, in the Redner's mini-market in Allentown, Pennsylvania, and four free-standing drive-up ATM's at Northampton Crossings Shopping Center, Lower Nazareth Township, Easton, Pennsylvania.

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

     The Bank's business loans include seasonal credit and collateral loans and term loans as well as accounts receivable and inventory financing. Most of the Bank's commercial customers are small to medium size businesses operating in Northampton, Lehigh and Monroe Counties, Pennsylvania, with concentrations in the Nazareth, Allentown, Bethlehem, Brodheadsville, Easton, and Stroudsburg areas of Pennsylvania.

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

     Competition

     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of Northampton and Lehigh Counties (known as the Lehigh Valley), and Monroe County, Pennsylvania with concentrations in the Nazareth, Allentown, Bethlehem, Brodheadsville, Easton, and Stroudsburg areas. In order to keep pace with its competition and the continuing growth of these areas, the Bank may, in the future, consider establishing additional new branches, although no assurance can be given that any new branches will be opened or if opened, that they will be successful. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be Ambassador/Lafayette Bank, headquartered in Easton, Pennsylvania, with branches in Nazareth, Bethlehem and Allentown, Pennsylvania, Vista Bank, headquartered in Phillipsburg, New Jersey with branches in Easton, Pennsylvania, and Bethlehem Pennsylvania; First Union Bank, headquartered in Charlotte, North Carolina, with branch offices in Easton, Bethlehem, Stroudsburg and Allentown, Pennsylvania; Summit Bancorporation, headquartered in Princeton, New Jersey, with branches in Bethlehem, Easton and Allentown, Pennsylvania; and PNC Bank headquartered in Pittsburgh, Pennsylvania, with branches in Nazareth, Brodheadsville, Stroudsburg, Easton and Allentown, Pennsylvania.

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

First C. G. Company, Inc.

     In July 1986, the Company established a wholly-owned  subsidiary,  First C.
G. Company, Inc., a Delaware corporation, for the purpose of investing in various types of securities. As of December 31, 2000, First C. G. Company, Inc. had total assets of $4,455,000, of which $2,962,000 was invested in common stocks and $1,377,000 in loans to the Bank's ESOP and most of the remaining assets were in interest-bearing bank deposits. The total shareholders' equity at December 31, 2000 was $4,343,000.

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

     There are various legal restrictions on the extent to which the Company and its non-bank subsidiary can borrow or otherwise obtain credit from its banking subsidiary. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company of such non-bank subsidiary, to ten percent of the lending bank's capital stock and surplus, and as to the Company and its non-bank subsidiary in the aggregate, to 20 percent of such lending bank's capital stock and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

     The Bank is subject to certain limitations on the amount of cash dividends it can pay. See "Note R - Regulatory Matters" in the Notes to Consolidated Financial Statements which appears elsewhere herein.

     The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Company and the Company's non-bank subsidiary.

     Substantially all of the deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating. Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits insured by the BIF to the statutory minimum of $2,000 annually for "well-capitalized" banks. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA reduced the amount of FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. DIFA further provides for assessments to be imposed on all insured depository institutions with respect to deposits to pay for the cost of Financing Corporation bonds; however, banks were assessed for this purpose at only one-fifth the rate of the assessment on savings associations until December 31, 1999. As a result of these changes, the deposit insurance assessment for banks and for thrifts has been nearly equalized and have been identical for comparably rated institutions since January 1, 2000, at which time banks shared equally in the FICO assessment and the BIF and SAIF funds were merged.

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

CAPITAL RATIOS

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 2000        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $35,733   15.16%   $18,862   8.00%      ---    ---
  Bank                      $31,161   13.03%   $19,127   8.00%  $23,909  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,313   14.13%   $ 9,431   4.00%      ---    ---
  Bank                      $28,750   12.02%   $ 9,564   4.00%  $14,345   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $33,313   8.00%    $16,654   4.00%      ---    ---
  Bank                      $28,750   6.95%    $16,557   4.00%  $20,697   5.00%


                                                                   To Be Well
                                                                  Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 1999        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $34,329   16.67%   $16,477   8.00%      ---    ---
  Bank                      $30,831   15.00%   $16,446   8.00%  $20,557  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,892   15.48%   $ 8,239   4.00%      ---    ---
  Bank                      $28,194   13.71%   $ 8,223   4.00%  $12,334   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $31,892   8.32%    $15,324   4.00%      ---    ---
  Bank                      $28,194   7.41%    $15,210   4.00%  $19,012   5.00%


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

     Recent Legislation

     On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a "Financial Holding Company", a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed; and (2) the holding company must have made an effective election to be a financial holding company to engage in activities that would not have been permissible before the Act. In order for the election to be effective, all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better at its most recent examination. The Company has not yet elected to be a financial holding company. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include - acting as principal, agent or broker for insurance; - underwriting, dealing in or making a market in securities; and - providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

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

     Fair Value of Financial Instruments

     The Financial Accounting Standards Board ("FASB") issued statement of financial accounting standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", which requires all entities to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits. The Company has provided these disclosures as of December 31, 2000 and 1999 in Note T of the Notes to Consolidated Financial Statements contained under the caption, "Item 8. Financial Statements and Supplementary Data".

     Accounting for Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Trading securities are measured at fair value with unrealized holding gains and losses included in income. The Company had no trading securities in 2000 and 1999. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements. The classification of securities can be found in Note B of the Notes to Consolidated Financial Statements contained under the caption, "Item 8. Financial Statements and Supplementary Data".

     Employees

     As of December 31, 2000 the Company had approximately 211 employees, of whom 43 were part-time. The Company considers its relationship with its employees to be good.

     Additional Information

     The tables listed below, which are set forth on pages 17 through 22 herein, contain unaudited information relevant to the business of the Company and the
Bank:

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

                              INVESTMENT SECURITIES

Summary of Available-for-Sale and Held-to-Maturity Securities at December 31, (Dollars in Thousands)

                                             2000
Available-for-Sale Securities                 Carrying Amount
                                  Amortized      at Fair
                                    Cost          Value
U. S. Treasury                    $  4,011      $  4,022
U. S. Government Agency             79,145        79,099
State and Political Subdivisions    28,210        28,253
Mortgage-Backed Securities          44,110        44,129
Equity Securities                    8,496         8,526
                                   -------       -------
     Total                        $163,972      $164,029

                                             1999
Available-for-Sale Securities                 Carrying Amount
                                  Amortized      at Fair
                                    Cost          Value
U. S. Treasury                    $  4,001      $  3,992
U. S. Government Agency             53,112        49,747
State and Political Subdivisions    29,147        27,879
Mortgage-Backed Securities          47,332        46,030
Equity Securities                    5,312         4,708
                                   -------       -------
     Total                        $138,904      $132,356

                                            1998
Available-for-Sale Securities                 Carrying Amount
                                  Amortized      at Fair
                                    Cost          Value
U. S. Treasury                     $ 7,026       $ 7,125
U. S. Government Agency             24,482        24,441
State and Political Subdivisions    27,860        28,466
Mortgage-Backed Securities          33,322        33,141
Equity Securities                    4,900         5,216
                                   -------       -------
     Total                         $97,590       $98,389

                                             2000
Held-to-Maturity Securities    Carrying Amount  Approximate
                                 at Amortized      Fair
                                     Cost         Value
U. S. Government Agencies          $ 7,937      $ 7,903
State and Political Subdivisions     8,016        7,991
Mortgage-Backed Securities           4,019        4,012
                                   -------      -------
     Total                         $19,972      $19,906

                                               1999
Held-to-Maturity Securities    Carrying Amount  Approximate
                                at Amortized        Fair
                                     Cost          Value
U. S. Government Agency            $ 6,894      $ 6,588
State and Political Subdivisions     7,974        7,583
Mortgage-Backed Securities           5,019        4,952
                                   -------       -------
     Total                         $19,887      $19,123

                                           1998
Held-to-Maturity Securities    Carrying Amount  Approximate
                                at Amortized       Fair
                                     Cost         Value
U. S. Government Agency            $ 4,992      $ 5,026
State and Political Subdivisions     6,770        6,943
Mortgage-Backed Securities           5,961        5,951
                                   -------      -------
     Total                         $17,723      $17,920

                     INVESTMENT SECURITIES YIELD BY MATURITY

     The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 2000 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%. All average yields were calculated on the book value of the related securities. Equity and other securities having no stated maturity have been included in the "After 10 Years" category.

     Available-for-Sale and Held-to-Maturity Investment Securities Yield by
                         Maturity, at December 31, 2000


AVAILABLE-FOR-SALE
AT FAIR VALUE                                   After 1 But       After 5 But
(Dollars in Thousands)     Within One Year     Within 5 Years    Within 10 Years
                            Amount   Yield      Amount   Yield    Amount   Yield
U. S. Treasury            $ 2,000     5.69 %   $ 2,023    6.05 % $    --    -- %
U. S. Government Agency        --       --      13,053    6.86     36,742  6.80
Mortgage-backed Securities      1     9.00         250    5.93      6,028  6.34
State and Political
 Subdivisions                 145     6.29       1,465    6.98     10,357  7.00
Equity Securities              --       --          --      --         --   --
                            -----     ----     -------    ----    -------  ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES              $ 2,146     5.73 %   $16,791    6.76 %  $53,127  6.79%
                            =====     ====     =======    ====    =======  ====
Average Of Avail-for-Sale
 Securities in years         0.20                 3.41               7.79
                             ====                 ====               ====


AVAILABLE-FOR-SALE
AT FAIR VALUE
(Dollars in Thousands)           After 10 Years             Total
                                 Amount   Yield         Amount    Yield

U. S. Treasury                 $   --       -- %      $  4,023    5.87 %
U. S. Government Agency         26,462    7.27          76,257    6.97
Mortgage-backed Securities      40,692    6.83          46,971    6.76
State and Political
 Subdivisions                   16,285    7.30          28,252    7.17
Equity Securities                8,526    6.07           8,526    6.07
                                 -----    ----         -------    ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES                   $91,965    6.97 %      $164,029    6.87 %
                               =======    ====         =======    ====
Average Of Avail-for-Sale
 Securities in years             19.58                   13.85
                                 =====                   =====


HELD-TO-MATURITY
AT AMORTIZED COST                                After 1 But       After 5 But
(Dollars in Thousands)     Within One Year     Within 5 Years    Within 10 Years
                            Amount   Yield    Amount    Yield   Amount   Yield
U. S. Government Agency   $   --       -- %   $    --      -- %  $ 5,125  7.04 %
Mortgage-backed Securities     3     6.50         303    6.57        671  6.63
State and Political
 Subdivisions                201     7.59       1,938    6.99      1,913  7.00
                          ------     ----     -------    ----    -------  ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES              $  204     7.57 %   $ 2,241    6.94 %  $ 7,709  7.00%
                           =====     ====     =======    ====    =======  ====
Average Of Held-to-Maturity
 Securities in years        0.54                 3.60               8.10
                            ====                 ====               ====


HELD-TO-MATURITY
AT AMORTIZED COST
(Dollars in Thousands)           After 10 Years             Total
                                 Amount   Yield         Amount    Yield
U. S. Government Agency        $ 2,812    7.61 %      $  7,937    7.24 %
Mortgage-backed Securities       3,043    5.93           4,020    6.10
State and Political
 Subdivisions                    3,963    8.77           8,015    7.89
                                 -----    ----         -------    ----
 TOTAL AVAILABLE-FOR-SALE
  SECURITIES                   $ 9,818    7.56 %      $ 19,972    7.27 %
                               =======    ====         =======    ====
Average Of Held-to-Maturity
 Securities in years             18.54                   12.65
                                 =====                   =====

                             LOAN PORTFOLIO BY TYPE

     The loan portfolio by type is summarized in the following table for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

Loan Portfolio by Type
(Dollars in Thousands) For the Year Ended December 31,
                                   2000      1999      1998      1997      1996
-------------------------------------------------------------------------------
Real Estate - Residential      $128,862  $112,870  $119,914  $138,539  $134,013
Real Estate - Construction        5,923     6,737    11,689    12,361    10,923
Real Estate - Commercial         27,206    26,809    29,587    34,579    39,421
Consumer/Installment             53,062    45,886    40,184    35,914    28,870
Commercial (non-Real Estate)
    and Agricultural             10,214     9,538    10,900     9,086     8,715
State and Political Subdivisions  2,089     1,096     1,178       944       906
Other                                19        13        10        20        28
                              -------------------------------------------------
TOTAL GROSS LOANS               227,375   202,949   213,462   231,443   222,876

Unearned Income                    (431)     (691)   (1,025)   (1,856)   (2,759)
                              -------------------------------------------------
Total Loans                     226,944   202,258   212,437   229,587   220,117

Allowance for Possible
    Loan Losses                  (2,411)   (2,437)   (2,691)   (2,664)   (2,532)
                              -------------------------------------------------
NET LOANS                      $224,533  $199,821  $209,746  $226,923  $217,585
                              =================================================

     At December 31, 2000 there were no categories of loans exceeding 10% of total loans which are not otherwise disclosed as the categories of loans listed in the above table.

LOANS MATURITIES AND INTEREST SENSITIVITY

     The maturity ranges of items in the loan portfolio (excluding residential mortgages of 1 to 4 family residences and consumer loans) of the Bank and the amount of loans with predetermined interest rates and floating interest rates due after one year, as of December 31, 2000, are summarized in the table set forth below. The determination of maturities included in the table are based upon contract terms. Demand loans that do not have a defined repayment term are reported as maturing within one year. In situations where a rollover is appropriate, the Bank's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit with the Bank that are at floating interest rates. Management continues to emphasize the granting of floating interest rate loans to better match the interest sensitivity of deposits.

Loan Maturity and Interest Sensitivity

                                   Due in     Due in       Due in
As of December 31, 2000           One Year    One to        Over
      (Dollars in Thousands)      or Less   Five Years   Five Years     Total
-------------------------------------------------------------------------------
Real Estate - Construction       $ 2,033     $1,209      $ 2,681      $ 5,923
Real Estate - Commercial          15,024      9,086        3,096       27,206
Commercial (Non-Real Estate)
     and Agricultural              6,215      2,445        1,554       10,214
                                  ------     ------      -------      -------
     TOTAL                       $23,272    $12,740      $ 7,331      $43,343
                                  ======    =======      =======      =======
Loan Maturity After 1 Year With:
     Predetermined Interest Rate            $ 5,176     $ 4,028
     Floating Interest Rate                   7,564       3,303
                                             ------      ------
        TOTAL                               $12,740     $ 7,331
                                            =======     =======

     The following table details the Allocation of the Allowance for Possible Loan Losses by the various loan categories. The allocation is not necessarily indicative of the categories in which future loan losses will occur, and the entire allowance is available to absorb losses in any category of loans.

              ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                               As of December 31,
                                2000      1999       1998       1997       1996
-------------------------------------------------------------------------------
Loan Categories                              (Dollars in Thousands)
 Commercial                  $  779     $  901     $1,350     $1,183     $  663
 Real Estate- Construction       --         --          4          6          7
 Real Estate - Residential      281        212        128        191        198
 Consumer/Installment           964        764        738        785        811
 Unallocated                    387        560        471        499        853
                             ------     ------     ------     ------     ------
      TOTAL                  $2,411     $2,437     $2,691     $2,664     $2,532
                             ======     ======     ======     ======     ======

            PERCENTAGE OF TOTAL LOANS IN EACH CATEGORY TO TOTAL LOANS

                                              As of December 31,
                                2000      1999      1998      1997       1996
   ----------------------------------------------------------------------------
Loan Categories                            (Dollars in Thousands)
 Commercial                    17.38 %   18.46 %   19.52 %   19.28 %   22.02 %
 Real Estate - Construction     2.61      3.32      5.48      5.34      4.90
 Real Estate - Residential     56.67     55.61     56.18     59.86     60.13
 Consumer/Installment          23.34     22.61     18.82     15.52     12.95
                               -----     -----     -----     -----     -----
      TOTAL                   100.00 %  100.00 %  100.00 %  100.00 %  100.00 %
                              ======    ======    ======    ======    ======

     The average balances of deposits for each of the years ended December 31, 2000, 1999 and 1998 are presented in the following table.

                AVERAGE DEPOSIT BALANCES BY MAJOR CLASSIFICATION

                                     For the Year Ended December 31,
                                 2000             1999              1998
                            Average         Average           Average
                            Balance  Rate   Balance   Rate    Balance   Rate
                                         (Dollars in Thousands)
Demand Deposits
   Non-Interest Bearing   $ 43,893   --- % $ 41,337   --- %   $ 35,254   --- %
   Interest Bearing         53,151  1.01     52,395  1.18       48,988  1.15
Money Market Deposits       13,461  2.79     13,827  2.76       14,366  2.81

Savings & Club Accounts     62,834  2.22     63,199  2.06       61,177  2.21
Certificates of Deposit
   under $100,000          157,164  5.60    139,076  5.26      124,823  5.59
Certificates of Deposit
   of $100,000 or more       5,886  5.18      5,040  4.01        4,700  3.72
                            ------  ----     ------  ----       ------  ----
      Total Deposits      $336,389         $314,874           $289,308
                          ========         ========           ========

            MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                                    At December 31,
(Dollars in Thousands)                          2000              1999
                                       -----------------------------------
Three Months or Less                          $3,564            $  252
Over Three, Through Six Months                 2,656               471
Over Six, Through Twelve Months                1,577             2,547
Over Twelve Months                               429             1,835
                                       -----------------------------------

     TOTAL                                    $8,226            $5,105
                                       ===================================

     There were no brokered deposits at December 31, 2000 and 1999.

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

     The Bank also leases facilities for its branch office located at 44 East Broad Street, Bethlehem, Pennsylvania; its branch office located at 4510 Bath Pike in Hanover Township (Bethlehem), Pennsylvania; its branch office located at 101 South Third Street, Easton, Pennsylvania; its branch office located at 1125
N. Ninth Street, Stroudsburg, Pennsylvania; its branch office located at 713 Main Street, Stroudsburg, Pennsylvania; its branch office located in the Hall Square Retirement Center, 175 W. North Street, Nazareth, Pennsylvania; its branch office located within Redner's Supermarket, Airport Road, Allentown,
Pennsylvania; and its branch office located within Redner's Supermarket, Northampton Crossings Shopping Center, Lower Nazareth Township, Pennsylvania;
its branch office located within Wal-Mart's at 355 Lincoln Avenue, East Stroudsburg, Pennsylvania; its branch office located within Wal-Mart's at 500 Route 940, Mt. Pocono, Pennsylvania; its branch office located within the Giant Supermarket, 2540 McArthur Road, Whitehall, Pennsylvania; and its branch office located within the Giant Supermarket, 6900 Hamilton Boulevard, Trexlertown, Pennsylvania..

Item 3.  Legal Proceedings

     The Company has reserved $2.48 million against asserted claims and claims which have been or may be asserted against the Bank in connection with certain pre-need funeral trust funds. Most of the claims arise from Trusts, in which the Company was allegedly directed by funeral directors to invest in a private placement annuity issued by EA International Trust. The Bank has settled the asserted claims for the amount reserved.

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

                              Positions                    Positions
 Name/Age                   with the Company               with the Bank

Reid L. Heeren         Treasurer since January,       Executive Vice President
59 (a)                  1987; Vice President since    and Chief Financial
                        April, 1985                   Officer since August, 1997
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      since January, 1987;
                                                      Cashier since
                                                      November, 1984

Tomas J. Bamberger        None                        Executive Vice President
68 (b)                                                and Senior Loan Officer
                                                      since September, 1997

Robert M. McGovern        None                        Executive Vice President,
61 (d)                                                Senior Trust Officer
                                                      since February, 1999

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------   ---------------------------------------------------------------------

     First Colonial Group, Inc. common stock trades on the Nasdaq National Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 2000, there were 772 shareholders of record.

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

     The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price was $13.50 in December 2000 and $16.55 in December 1999. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of June 2000 and June 1999 (see "Note S - Equity Transactions" in the "Notes to Consolidated Financial Statements" contained in "Item 8. Financial Statements and Supplementary Data").

-------------------------------------------------------------------------------
                                                              Cash Dividends
                             High              Low               Declared
-------------------------------------------------------------------------------
1999
     First Quarter         $26.30            $20.87             $ 0.1724
     Second Quarter         22.86             19.72               0.1724
     Third Quarter          23.10             17.62               0.1810
     Fourth Quarter         19.05             16.37               0.1810
                                                                 -------
     TOTAL                                                      $ 0.7068
-------------------------------------------------------------------------------
2000
     First Quarter         $18.69            $14.05             $ 0.1810
     Second Quarter         16.33             12.26               0.1810
     Third Quarter          17.00             12.00               0.1900
     Fourth Quarter         16.50             12.75               0.1900
                                                                 -------
     TOTAL                                                      $ 0.7420
-------------------------------------------------------------------------------

     The Company did not sell any of its equity securities during 2000 that were not registered under the Securities Act.

Item 6.       Selected Financial Data

                        Consolidated Financial Highlights

--------------------------------------------------------------------------------
(Dollars in Thousands,                                         Percentage Change
except per share data)              2000       1999      1998   2000/99  1999/98
--------------------------------------------------------------------------------
At Year-End

  Assets                        $ 443,051  $ 391,889  $ 358,496  13.1 %    9.3 %
  Deposits                        353,190    324,480    294,549   8.8     10.2
  Loans                           226,944    202,258    212,437  12.2     (4.8)
  Shareholders' Equity             33,521     28,243     31,717  18.7    (11.0)

For the Year

  Net Interest Income           $  15,340  $  14,904 $   14,496   2.9 %    2.8 %
  Net Income                        2,072      3,282      3,032 (36.9)     8.2

Per Share *
  Basic Net Income              $    1.09  $    1.75 $     1.60 (37.8)%    9.4 %
  Diluted Net Income                 1.09       1.74       1.59 (37.5)     9.4
  Dividends Paid                     0.74       0.70       0.67   5.7      4.5
  Book Value                        17.08      15.28      18.17  11.8    (15.9)

Financial Ratios

  Return on Average Assets           .50%       .86%       .86%
  Return on Average Equity          7.04%     10.90%      9.79%
  Tier I Capital
    to Average Assets (Leverage)    8.00%      8.32%      8.60%

* Per share data have been restated to reflect the 5% stock dividends of June 2000, June 1999 and June 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following financial review and analysis are intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of First Colonial Group, Inc. (the "Company") with a primary focus on the analysis of operating results for the years ended December 31, 2000, 1999 and 1998. The Company's consolidated earnings are derived primarily from the operations of Nazareth National Bank and Trust Company (the "Bank") and First C. G. Company, Inc. ("First C. G."). The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, and other detailed information appearing elsewhere in this report. Additional financial information can be found in the Company's Form 10-K report, a copy of which may be obtained upon request. During the two most recent fiscal years, there have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure. The information concerning share and per share data included in this discussion has been restated to reflect the 5% stock dividends of June 2000, 1999 and 1998.

                           Forward Looking Statements

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements as to litigation and the amount of reserves, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, and the results of litigation. These and other risks, uncertainties and other factors are discussed in this Annual Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

                         Financial Performance Summary

     In 2000, First Colonial Group recorded net income of $2,072,000. The 2000 net income was $1,210,000 or 36.9% lower than 1999 net income of $3,282,000. The Company's net income in 1998 was $3,032,000.

     The basic earnings per share were $1.09, $1.75 and $1.60 in 2000, 1999 and 1998, respectively. The diluted earnings per share were $1.09 in 2000, $1.74 in 1999 and $1.59 in 1998. Diluted earnings per share include the effect of common stock equivalents such as options (see Note P of the "Notes to Consolidated Financial Statements").

     The Company's return on average assets was .50% in 2000 as compared to .86% in 1999 and .86% in 1998. The return on average equity was 7.04%, 10.90% and 9.79% in 2000, 1999 and 1998, respectively.

     The principal factor affecting the decline in earnings in 2000 was a $2,272,000 or 15.5% increase in total other expenses. Included in this increase in expenses was an addition of $1,012,000 to the special reserve for Funeral Trust litigation (see discussion on Liquidity and Capital Resources). Also affecting earnings was a decrease of $389,000 or 69.1% in net gains on the sale of securities and a $98,000 or 62.4% decline on the gains on the sale of residential real estate loans. These reductions in income were offset in part by increases of $436,000 or 2.9% in net interest income and $454,000 or 12.5% in other income, exclusive of the net gains on the sales of investment securities and real estate loans held-for-sale. Also impacting earnings in 2000 was a reduction of $659,000 or 71% in Federal income taxes.

     The change in 1999 earnings was the result of a $408,000 increase in net interest income and an increase of $175,000 in other income, exclusive of net gains on the sale of securities and mortgages, a decrease in the provision for possible loan losses of $75,000 and a reduction in Federal income taxes of $102,000. Offsetting the earnings increases were a decline in net gains on the sale of securities and mortgage loans of $400,000 and higher operating expenses of $110,000.

     The Company continued to achieve growth in total assets and deposits. Total assets at December 31, 2000 were $443,051,000 as compared to $391,889,000 at year end 1999. This was an increase of $51,162,000 or 13.1%. During 2000, total deposits grew by 8.8% or $28,710,000 to a year-end total of $353,190,000. Total deposits at December 31, 1999 were $324,480,000. Total loans amounted to $226,944,000 and $202,258,000 at December 31, 2000 and 1999, respectively. The loan increase in 2000 was $24,686,000 or 12.2%.


-------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(Dollars in Thousands,
except per share data)
For the Year Ended
December 31,                     2000      1999       1998       1997      1996
-------------------------------------------------------------------------------
CONSOLIDATED SUMMARY OF INCOME:
 Interest Income             $ 29,287  $ 26,353   $ 25,367   $ 25,444  $ 23,135
 Interest Expense              13,947    11,449     10,871     10,831     9,578
                            --------- ---------  ---------  --------- ---------
 Net Interest Income           15,340    14,904     14,496     14,613    13,557
 Provision for Possible
   Loan Losses                    375       375        450        605       670
 Gains (Losses) on the
   Sale of Mortgage Loans          59       157        398        178       (30)
 Other Income, Excluding
   Securities and Loan
   Sale Gains                   4,089     3,635      3,460      3,044     2,364
 Securities Gains, Net            174       563        722        601       308
 Other Expense                 16,945    14,673     14,563     13,252    11,571
                            --------- ---------  ---------  --------- ---------
 Income Before Income Taxes     2,342     4,211      4,063      4,579     3,958
 Income Taxes                     270       929      1,031      1,296     1,136
                            --------- ---------  ---------  --------- ---------
   Net Income                 $ 2,072   $ 3,282    $ 3,032    $ 3,283    $2,822
                            --------- ---------  ---------  --------- ---------
 Cash Dividends Paid          $ 1,406   $ 1,321   $  1,275   $  1,139   $ 1,011
 Cash Dividends Paid Per Share   0.74      0.70       0.67       0.61      0.55
 Dividends Paid to Net Income   67.86%    40.25%     42.05%     34.69%    35.82%

PER SHARE DATA:
  Basic Income                $  1.09   $  1.75    $  1.60    $  1.74    $ 1.52
  Diluted Net Income             1.09      1.74       1.59       1.74      1.52
  Basic  Average Common
    Shares Outstanding      1,899,702 1,875,320  1,895,304  1,876,078 1,853,222
  Dilutive Average Common
    Shares Outstanding      1,901,823 1,878,777  1,903,543  1,881,667 1,856,356

CONSOLIDATED BALANCE SHEET DATA:
 Total Assets                $443,051  $391,889   $358,496   $346,738  $322,352
 Loans (Net of
  Unearned Discount)          226,944   202,258    212,437    229,587   220,117
 Mortgage Loans
  Held-for-Sale                   ---       ---        603        759       721
 Deposits                     353,190   324,480    294,549    282,255   267,668
 Securities Sold Under
  Agreements to Repurchase      7,215     1,730      5,094      8,804     3,795
 Debt (Short-Term
  and Long-Term)               39,695    30,000     20,000     18,390    18,512
 Shareholders' Equity          33,521    28,243     31,717     30,357    26,805
 Book Value Per Share           17.08     15.28      18.17      17.49     16.37

SELECTED CONSOLIDATED RATIOS:
 Net Income To:
  Average Total Assets           0.50%     0.86%      0.86%      0.97%     0.92%
  Average Shareholders' Equity   7.04%    10.90%      9.79%     11.67%    11.16%

 Tier 1 Capital
  to Average Assets (Leverage)   8.00%     8.32%      8.60%      8.33%     8.35%
-------------------------------------------------------------------------------

CONSOLIDATED  COMPARATIVE STATEMENT ANALYSIS
(Dollars in Thousands) For the Year
Ended December 31,

                         2000                1999                   1998
                        Int   Avg           Int    Avg             Int    Avg
                 Avg    Inc/ Yield/   Avg   Inc/  Yield/    Avg    Inc/  Yield/
                 Bal    Exp  Rate     Bal   Exp    Rate     Bal    Exp    Rate
ASSETS
INT-EARNING
ASSETS
 Int-Bearing
  Balances
  with Banks $  2,281  $ 141 6.18%  $3,928 $   196  4.99% $  3,060 $  176  5.75%
 Fed Funds
  Sold            328     23 7.01      975      47  4.82       641     34  5.30
 Inv Sec
  Taxable     139,283  9,440 6.78  107,054   6,829  6.38    80,939  5,002  6.18
  Non-Tax(1)   30,142  2,374 7.88   31,668   2,787  7.22    26,155  1,923  7.35
  Loans(1(2)  214,856 18,171 8.46  212,993  17,817  8.36   219,357 18,910  8.62
  Allow for
  Loan Losses  (2,474)  ---  ---    (2,669)   ---   ---     (2,710)   ---   ---
             -------- ------      --------  ------        -------- ------
  Net Loans   212,382 18,171 8.56  210,324  17,817  8.47   216,647 18,910  8.73
             -------- ------      --------  ------        -------- ------
   Total Int-
   Earn
   Assets     384,416 30,149 7.84  353,949  27,176  7.68   327,442 26,045  7.95
  Non-Int
   Earn Assets 31,926   ---  ---    29,513    ---   ---     25,419    ---   ---
             -------- ------      --------  ------        -------- ------
  TOTAL ASSETS,
  INTEREST
  INCOME     $416,342 30,149 7.24 $383,102  27,176  7.09  $352,861 26,045  7.38
             -------- ------      --------  ------        -------- ------
LIABILITIES
INTEREST-BEARING
LIABILITIES
 Int-Bearing
 Deposits
  Demand
  Deposits   $ 53,151    536 1.01 $ 52,395     619  1.18  $ 48,988    562  1.15
  Money
  Market
  Deposits     13,461    375 2.79   13,827     382  2.76    14,366    404  2.81
  Savings &
  Club
  Deposits     62,834  1,392 2.22   63,199   1,304  2.06    61,177  1,350  2.21
  CD's over
  $100,000      5,886    305 5.18    5,040     202  4.01     4,700    175  3.72
  All Other
  Time Dep    157,164  8,806 5.60  139,076   7,312  5.26   124,823  6,975  5.59
             -------- ------      --------  ------        -------- ------
   Total Int-
   Bearing
   Deposits   292,496 11,414 3.90  273,537   9,819  3.59   254,054  9,466  3.73

 Securities
 Sold Under
 Agreements
 to Repurchase  7,226    332 4.59    5,994     194  3.24     5,821    210  3.61
 Other Short-
 Term
 Borrowings     3,994    256 6.41    1,721      89  5.17       974     55  5.65
 Long-Term
 Debt          31,377  1,945 6.20   23,534   1,347  5.72    18,631  1,140  6.12
             -------- ------      --------  ------        -------- ------
  Total Int-
  Bearing
  Liabilities 335,093 13,947 4.16  304,786  11,449  3.76   279,480 10,871  3.89


NON-INTEREST
BEARING
LIABILITIES
 Non-Int-
 Bearing
 Deposits      43,893   ---  ---    41,337    ---   ---     35,254    ---   ---
 Other Liab     7,913   ---  ---     6,843    ---   ---      7,157    ---   ---
             -------- ------      --------  ------        -------- ------
 TOTAL LIAB   386,899 13,947 3.60  352,966  11,449  3.24   321,891 10,871  3.38
 SHAREHOLDERS'
 EQUITY        29,443   ---  ---    30,136   ---     ---    30,970    ---   ---
             -------- ------      --------  ------        -------- ------
 TOTAL LIAB &
  SHAREHOLDERS'
  EQUITY,
  INTEREST
  EXPENSE    $416,342 13,947 3.35 $383,102  11,449  2.99  $352,861 10,871  3.08
             -------- ------      --------  ------        -------- ------

NET INTEREST
INCOME              $ 16,202               $15,727                $15,174
                    --------               -------                -------
 Net Interest
 Spread (3)                  3.68                   3.92                   4.06

 Effect of
 Int-Free
 Sources
 Used to
 Fund Earnings
 Assets                      0.53                   0.52                   0.57

NET INTEREST
MARGIN (4)                   4.21%                  4.44%                  4.63%
                             ----                   ----                   ----


(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $862,000, $823,000 and $678,000 for the years 2000, 1999 and 1998, respectively.
The effective tax rate used for the taxable equivalent adjustment was 34%.

(2) Loan fees of $285,000,  $212,000  and  $358,000 for th years 2000,  1999 and
1998, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $1,237,000, $2,581,000 and $3,736,000 for 2000, 1999 and 1998, respectively.

(3)  Net  interest  spread  is  the  arithmetic   difference  between  yield  on
interest-earning assets and the rate paid on interest-bearing liabilities.

(4) Net interest margin is computed by dividing net interest income by average interest-earning assets.

                                Average Balances

     The "Consolidated Comparative Statement Analysis" table sets forth a comparison of average daily balances, interest income and interest expense on a fully taxable equivalent basis and interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities. For purposes of this analysis, the computations in the "Consolidated Comparative Statement Analysis" were prepared using the Federal statutory rate of 34%; there are no state or local taxes on income applicable to the Company. For further information relating to the effective income tax rate of the Company, see Note J of the "Notes to Consolidated Financial Statements". Interest income on loans included loan fees of $285,000, $212,000 and $358,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                               Net Interest Income

     Net interest income is the difference between the interest income on loans, investments and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company. Therefore, changes in this category can be essential to the overall net income of the Company. The net interest income, on a fully taxable equivalent basis, amounted to $16,202,000 for 2000, an increase of $475,000 over $15,727,000 in 1999. As shown in the "Rate/Volume Analysis" table, the increase in net interest income in 2000 was attributable to higher net interest income of $485,000 due to changes in volume and a reduction in net interest income of $10,000 due to changes in rates. The volume-related change resulted primarily from increases in investment securities and average balances for loans (see discussions on "Loan Portfolio" and "Mortgage Loans Held-for-Sale"), partially offset by an increase in time deposits and debt. The rate-related change was primarily the result of the increase of interest paid on time deposits and debt, offset in part by increases in the interest rate earned on investments and loans.

     Net interest income, on a fully taxable equivalent basis, in 1999 increased $553,000 over the 1998 figure of $15,174,000. This increase was the result of growth in investments, reduced in part by a decrease in loans and an increase in time deposits. Also affecting 1999 was the decrease in interest rates paid on deposits and debt, and an increase in the interest rate earned on investments, offset in part by a decline in the interest rates earned on loans.

     The net interest margin, a measure of net interest income performance, is determined by dividing net interest income by total interest-earning assets. The net interest margin was 4.21% for 2000, 4.44% for 1999 and 4.63% for 1998. The decrease in 2000 was the result of the 0.4% increase in the average rate paid on interest-bearing liabilities being greater than the 0.16% increase in the average interest rate earned on interest-earning assets. The result was a decline in the interest spread, the difference of interest earned on assets less the interest paid on deposits and debt. The interest spread was 3.68%, 3.92% and 4.06% for 2000, 1999 and 1998, respectively. The impact on earnings by the reduction in the interest spread was diminished in part by the $2,556,000 increase in 2000 of non-interest-bearing deposits.

The following table sets forth a "Rate/Volume Analysis", which segregates in detail the major factors that contributed to the changes in net interest income for the years ended December 31, 2000 and 1999, as compared to the respective previous periods, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rates (change in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non-accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

RATE/VOLUME ANALYSIS
(Dollars in Thousands) (Fully Taxable Equivalent)

                             Increase (Decrease) in Year Ended December 31,
                                2000 to 1999                1999 to 1998
                               Change Due to:              Change Due To:
                            TOTAL   RATE   VOLUME       TOTAL   RATE    VOLUME
                            -----    ---    -----       -----  -----    -----
Interest Income
  Interest-Bearing Balances
   With Banks              $  (55) $  27  $   (82)     $   20  $ (30)  $   50
  Federal Funds Sold          (24)     7      (31)         13     (5)      18
  Investment Securities     2,698    680    2,018       2,191    146    2,045
  Loans                       354    180      174      (1,093)  (580)    (513)
                            -----    ---    -----       -----  -----    -----
  Total Interest Income     2,973    894    2,079       1,131   (469)   1,600
                            -----    ---    -----       -----  -----    -----
Interest Expense
  Demand Deposits,
  Savings & Clubs              (2)    (2)       -         (11)  (102)      91
  Time Deposits             1,597    610      987         364   (442)     806
  Securities Sold Under
   Agreements to Repurchase   138     98       40         (16)   (22)       6
  Short-Term Borrowings       167     49      118          34     (8)      42
  Long-Term Borrowings        598    149      449         207    (93)     300
                            -----    ---    -----       -----  -----    -----
  Total Interest Expense    2,498    904    1,594         578   (667)   1,245
                            -----    ---    -----       -----  -----    -----
  Increase in Net
  Interest Income          $  475  $ (10)  $  485      $  553 $  198   $  355

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

     The Company and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh and Monroe, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of residential real estate loans (56.8% of total loans) and commercial loans supported by real estate (12% of total loans) in its loan portfolio. In addition, 49.3% of the Bank's consumer, installment loans are for recreational vehicles. These loans represent 11.5% of total loans (see Note Q of the "Notes to Consolidated Financial Statements"). These loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's Balance Sheet and are subject to interest rate risk (see discussion on "Mortgage Loans Held-for-Sale"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps (see discussions on "Investment Securities" and "Securities Available-for-Sale").

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

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At December 31, 2000, assets of $162,221,000 (37% of total assets) were subject to interest rate changes within one year. This compares to assets subject to interest rate changes within one year of $157,197,000 (40% of total assets) at the end of 1999 and $143,809,000 (40% of total assets) at the end of 1998. Liabilities subject to rate change within one year were $169,639,000, $163,662,000 and $175,047,000 in 2000, 1999 and 1998, respectively. A negative one-year gap position of $7,418,000 existed as of December 31, 2000. The gap positions at December 31, 1999 and 1998 were negative $6,465,000 and negative $31,238,000, respectively. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was .96 at the end of 2000, compared to .96 at the end of 1999 and .82 at the end of 1998. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at December 31, 2000 for five time-intervals. The Company's negative gap position for the one-year time frame increased in 2000 as a result of an increase in interest-bearing demand deposits and short-term borrowings with a maturity of one year or less and a reduction of loan maturities. The change in the deposit mix was due to the sale of longer-term certificates of deposit to customers. The change in loan maturities was due in part to the sale of residential mortgage loans. Management intends to continue to purchase adjustable rate securities, make adjustable rate loans, market longer-term certificates of deposit and sell fixed-rate mortgage loans to maintain an acceptable gap position.

Interest Sensitivity Analysis

                      0-90   91-180   181-365        1-5        Over
                      Days    Days      Days        Years     5 years    Total
Interest-Bearing
Deposits with Banks $    95  $   ---  $    ---   $    ---   $    ---    $    95
Inv Securities       43,828   11,114    16,377     60,893     51,789    184,001
Loans                34,036   14,992    24,041     99,630     51,834    224,533
Other Assets         17,738      ---       ---        ---     16,684     34,422
                    ------- --------  --------    -------   --------   --------
  TOTAL ASSETS      $95,697  $26,106  $ 40,418   $160,523   $120,307   $443,051
                    ------- --------  --------    -------   --------   --------
Non-Interest-Bearing
  Deposits (1)      $   ---  $   ---  $    ---    $   ---   $ 48,748   $ 48,748
Int-Bearing
 Deposits            33,266   50,511    67,952     48,355    104,358    304,442
Securities Sold
 Under Agreements
 to Repurchase        7,215      ---       ---        ---        ---      7,215
Short-Term Debt       5,695      ---       ---        ---        ---      5,695
Long-Term Debt        5,000      ---       ---     17,000     12,000     34,000
Other                   ---      ---       ---        ---      9,430      9,430
Capital                 ---      ---       ---        ---     33,521     33,521
                    ------- --------  --------    -------   --------   --------
  TOTAL LIABILITIES
  AND CAPITAL      $ 51,176  $50,511 $  67,952    $65,355   $208,057   $443,051
                    ------- --------  --------    -------   --------   --------
Net Interest
  Sensitivity Gap  $ 44,521 $(24,405)$(27,534)    $95,168   $(87,750)  $    ---

Cumulative Int
  Sensitivity Gap  $ 44,521 $ 20,116 $ (7,418)    $87,750   $    ---   $    ---

Cumulative Gap

  RSA/RSL            187.0%   119.8%    95.6%      137.3%     100.0%

(1) Historically, non-interest-bearing deposits reflect insignificant change in deposit trends and, therefore, the Company classifies these deposits over five years.

     While using the interest sensitivity gap analysis is a useful management tool because it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest-rate changes that are characteristic of various interest-rate-sensitive assets and liabilities. Consequently, even though the Company currently has a negative gap position because of the unequal sensitivity of these assets and liabilities, management believes that this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of changes in the market value of portfolio equity at December 31, 2000 are as follows:

-------------------------------------------------------
at December 31, 2000
-------------------------------------------------------

                                   Percent of Change
                                    in Market Value
     Changes in Rate              of Portfolio Equity
---------------------------      ----------------------
    + 400 basis points                   (17.7)%
    + 300 basis points                    (9.5)%
    + 200 basis points                    (2.1)%
    + 100 basis points                     3.9 %
        Flat Rate                          0.0
    - 100 basis points                    (8.8)%
    - 200 basis points                   (21.6)%
    - 300 basis points                   (36.5)%
    - 400 basis points                   (54.2)%

-------------------------------------------------------


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

                        Service Charges and Other Income

     Service charge income on deposit accounts amounted to $2,019,000 in 2000 compared to $1,682,000 in 1999 and $1,594,000 in 1998. In 2000, the service charges on deposit accounts increased by $337,000 or 20% over 1999 and the 1999 increase over 1998 was $88,000 or 5.5%. The increases in 2000 and 1999 were primarily the result of increases in the number of deposit accounts and increases in some deposit-related fees, including charges for the use by non-depositors of the Bank's automated teller machines and the Bank's debit card.

     In 2000, the Company had a gain on the sale of mortgage loans of $59,000 as compared to a gain of $157,000 in 1999. In 1998, there was a gain on the sale of mortgage loans of $398,000 (see discussion on "Mortgage Loans Held-for-Sale").

     Other operating income was $825,000 in 2000, as compared to $707,000 in 1999. This was an increase of $118,000 or 16.7%. Other operating income for 1998 was $641,000.

                    Investment Management and Trust Division

     Revenue from the Bank's Investment Management and Trust Division operations was $1,245,000 in 2000, as compared to $1,246,000 in 1999. The Investment Management and Trust Division revenue for 1999 increased by 1.7% or $21,000 over the 1998 revenue of $1,225,000. Trust assets are held by the Bank for its customers in a fiduciary or agency capacity, and thus, are not included in the financial statements of the Company. Fees are assessed by the Trust Division to some customers based on the market value of the assets held in the customers' account. As a result, changing market values will impact the revenues earned from Trust operations.

                                 Other Expenses

     Salaries and employee benefits represent a significant portion of non-interest expense. These expenses, amounting to $7,437,000, increased by $657,000 or 9.7% in 2000 compared to $6,780,000 in 1999. These expenses in 1999 amounted to an increase of $395,000 or 6.2% over the $6,385,000 reported in 1998. The increase in 2000 was primarily due to salary increases of approximately 3.5%, the addition of staff related to the new branches opened in Mount Pocono, Whitehall and Trexlertown during the year and a cash bonus paid to non-officer employees, reduced in part by staff reductions during the fourth quarter in Operations and Administration. Salary expense in 1999 increased due to normal salary increases of approximately 3.5%, the addition of staff in the Trust Division, and the opening of the Stroudsburg branch.

     Occupancy and equipment expenses were $2,392,000 in 2000 which was $221,000 or 10.2% greater than the 1999 amount of $2,171,000. The 1999 amount was $53,000 greater than the 1998 occupancy and equipment expense of $2,118,000. The increase in 2000 was primarily due to the establishment of the new branches in Mount Pocono, Whitehall and Trexlertown and a complete year of occupancy expenses for the Stroudsburg branch opened in 1999. The increase in 1999 was the result of the Stroudsburg branch and new equipment relating to the Y2K issue.

     Other operating expenses (such as the provision for the special reserve, the write-down of other real estate owned, advertising, publicity, litigation costs, deposit insurance premiums, data processing fees, legal, accounting, supplies, postage and telephone) in 2000 were $7,116,000, compared to $5,722,000 in 1999 and $6,060,000 in 1998. The increase of $1,394,000 or 24.4% in other operating expense during 2000 was primarily due to a provision of $1,012,000 to the special reserve for Funeral Trust litigation, a $184,000 write-down of other real estate owned, the deductible of $100,000 on losses due to theft, and increases in consulting fees of $79,000, supplies of $54,000, legal and litigation expenses of $54,000, data processing fees of $40,000 and Federal Deposit Insurance premiums of $36,000, offset in part by reductions in some other expenses. The decrease in 1999 of $338,000 or 5.6% was the result of the $943,000 decrease to the special reserve for Trust operations offset in part by increases of $251,000 in legal and litigation expenses, $190,000 in data processing fees and $95,000 in consulting fees. The Company's advertising costs are expensed as incurred. Advertising costs were $546,000, $574,000 and $597,000 for the years ended December 31, 2000, 1999 and 1998, respectively (see Notes
A.14 and I of the "Notes to Consolidated Financial Statements").

                              Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 2000 and 1999. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section

"Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements (see Notes A.2 and B of the "Notes to Consolidated Financial Statements").

     Held-to-maturity securities totaled $19,972,000 at December 31, 2000 and $19,887,000 at December 31, 1999. The Company has the intent and ability to hold these securities until maturity. The fair value of these securities was $19,906,000 and $19,123,000 at December 31, 2000 and 1999, respectively.

     The Company, at December 31, 2000 and 1999, did not hold any securities identified as derivatives in the form of Collateralized Mortgage Obligations
(CMOs),  Planned  Amortization  Class  (PAC),  Real Estate  Mortgage  Investment
Conduits (REMICs), Stripped-Mortgage-Backed Securities, interest rate swaps, futures or options. The Company held adjustable rate mortgage-backed securities issued by U. S. Government Agencies totaling $19,980,000 at December 31, 2000 ($16,937,000 in available-for-sale and $3,043,000 in held-to-maturity) and
$19,904,000  at  December  31,  1999  ($16,147,000  in  available-for-sale   and
$3,757,000 in held-to-maturity). The interest rates on most of these securities are tied to various indexes, are subject to various caps, and are adjusted annually. The Company also held fixed rate mortgage-backed securities issued by
U. S. Government Agencies totaling $28,168,000 at December 31, 2000 ($27,191,000 in available-for-sale and $977,000 in held-to-maturity) and $31,145,000 at December 31, 1999 ($29,882,000 in available-for-sale and $1,263,000 in held-to-maturity).

                          Securities Available-for-Sale

     The Company had $164,029,000 of securities available-for-sale at December 31, 2000, as compared to $132,356,000 at December 31, 1999. At December 31, 2000, the net unrealized gain on these securities was $37,000, net of the tax effect of $20,000. There was a net unrealized loss of $4,322,000, net of the tax effect of $2,226,000 on the available-for-sale securities at December 31, 1999. The net unrealized gain or loss is included in shareholders' equity (see Notes
A.2 and B of the "Notes to Consolidated Financial Statements").

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

     During 2000, $8,120,000 of securities available-for-sale were sold, resulting in a total net gain of $174,000, which was recorded in income and includes net gains on equity securities sold by First C. G. of $157,000. The securities sold were primarily U. S. Treasury, U. S. Agency and municipal bonds held by the Bank and equity securities held by First C. G. The sales by the Bank were executed to provide liquidity and improve future interest income. The sales of equity securities by First C. G. were made to recognize certain gains, reposition the equity portfolio and provide funds for the loans to the Bank's Employee Stock Ownership Plan (see Note K of the "Notes to Consolidated Financial Statements"). Securities purchased by the Company in 2000 totaled $47,959,000. Included in these purchases were $32,106,000 in U. S. Agency bonds, $8,281,000 in U. S. Agency mortgage-backed bonds, $3,732,000 in municipal securities, $3,011,000 in U. S. Treasury bonds and $829,000 in equity securities. The securities sold in 1999 totaling $16,295,000 were primarily U.
S. Treasury, U. S. Agency mortgage-backed bonds held by the Bank and equity securities held by First C. G. The 1999 sales resulted in net gains of $563,000. These gains include net gains of $401,000 on equity securities sold by First C.
G. The sales were made to provide liquidity to fund a $1,000,000 loan to the Bank's Employee Stock Ownership Plan, improve future income and invest in a broader list of equity securities. Security purchases in 1999 amounted to $78,709,000 which were primarily U. S. Agency mortgage-backed bonds, U. S. Agency fixed rate bonds, municipal securities and U. S. Treasury bonds. In 1998, a net gain on security transactions of $722,000 was recorded on sales of $11,342,000.

                                 Loan Portfolio

     At December 31, 2000, total loans (net of unearned discounts of $431,000 in 2000 and $691,000 in 1999) of $226,944,000 were $24,686,000, or 12.2% greater than the 1999 amount of $202,258,000. The increase in loans in 2000 was primarily the result of an increase of $15,992,000 or 14.2% in residential real estate loans, an increase of $7,176,000 or 15.6% in consumer loans, an increase of $1,675,000 or 15.7% in commercial and municipal loans, and an increase of $397,000 or 1.5% in commercial real estate loans partially offset by an $814,000 or 12.1% decrease in real estate construction loans.

            Loans Outstanding at December 31
            by Major Category are as follows:


--------------------------------------------------------
Dollars in Thousands at Dec. 31,      2000         1999
--------------------------------------------------------

Real Estate Residential          $ 128,862    $ 112,870
Real Estate Construction             5,923        6,737
Real Estate Commercial              27,206       26,809
Consumer                            53,062       45,886
Municipal                            2,089        1,096
Commercial & Other                  10,233        9,551
                                  ---------    ---------
   Total                           227,375      202,949

Unearned Discount                     (431)        (691)
                                  ---------    ---------

Net                              $ 226,944    $ 202,258
--------------------------------------------------------

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

     The loan to deposit ratio was 64.3% at December 31, 2000 and 62.3% at December 31, 1999. Additional information concerning loans is shown in Note C of the "Notes to Consolidated Financial Statements".

                          Mortgage Loans Held-for-Sale

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 134, "Accounting for Mortgage Securities Retained After the Securitizations of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise". This new statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held-for-sale based upon its ability and intent to sell or hold these investments.

     In 2000, management continued a program to sell some of its newly originated residential real estate loans in the secondary market. The purpose of these sales was to reduce the Company's interest rate risk and to provide funds to support a higher level of loan originations.

     The sales of residential real estate loans in the secondary market for 2000 amounted to $7,718,000. All of these loans were originated in 2000. A net gain of $59,000 was recorded on the total amount of loans sold. At December 31, 2000, there were no residential real estate loans identified as held-for-sale.

     In 1999, the Company originated $17,091,000 of residential real estate loans which were sold in the secondary market. In addition, during 1999, $20,977,000 of residential real estate loans originated in prior years were sold. A net gain of $157,000 was recognized on the total loans sold in 1999. At December 31, 1999, there were no residential real estate loans identified as held-for-sale.

     During 1998, the Company had a net gain of $398,000 on the sale of $42,879,000 of residential real estate loans. The other operating expenses for 1998 include an unrealized loss of $1,000 on mortgage loans held-for-sale of $603,000 at year-end 1998.

     The Company intends to continue to originate residential real estate loans in 2001 and to sell some of these loans in the secondary market. The Company services all of the residential mortgage loans sold and plans to continue this practice.

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

     Loans on non-accrual status totaled $1,048,000 at December 31, 2000. This balance represented a $263,000 decrease in non-accrual loans during 2000 due to the collection efforts on certain commercial, residential real estate and consumer loans. Management believes there is sufficient collateral to cover any possible losses on these loans.

     The Company did not have any significantloans that qualify as "Troubled Debt Restructuring" as defined by SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructuring", at December 31, 2000 and 1999.

The table "Non-Accrual Loans" shows the balance and the effect non-accrual loans have had on interest income for each of the periods indicated.

Non-Accrual Loans

-------------------------------------------------------------------------------
(Dollars in Thousands)
at December 31,            2000        1999       1998        1997        1996
-------------------------------------------------------------------------------
Non-accrual loans on
  a cash basis          $ 1,048     $ 1,311    $ 1,245     $   813     $ 1,440

Non-accrual loans
  as a percentage
  of total loans            .46%        .65%       .59%        .35%        .65%

Interest which would
  have been recorded
  at original rate      $    38     $    56    $   144     $    64     $   210

Interest that was
  reflected in income        42          35         23         111          40

Net impact on
  interest income       $     4     $   (21)   $  (121)    $    47     $  (170)
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

Accruing Loans Past Due 90 Days or More

--------------------------------------------------------------------------------
(Dollars in Thousands)
at December 31,              2000      1999      1998       1997       1996
--------------------------------------------------------------------------------

Accruing loans past due
  90 days or more         $ 1,469    $1,491    $1,021    $   802    $   986

Accruing loans past due
  90 days or more
  as a percentage
  of total loans             .65%      .74%      .48%       .35%       .45%

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

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment at December 31, 2000 and 1999 are as follows:

------------------------------------------------------------
(Dollars in Thousands)
  at December 31,                       2000       1999
------------------------------------------------------------

Principal amount of impaired loans      $339        $370
Accrued interest                         ---         ---
Deferred loan costs                        1         ---
                                     -------     -------
                                         340         370
Less valuation allowance
  at December 31,                        (78)        (74)
                                     --------    --------
                                        $262        $296
------------------------------------------------------------

     The activity in the allowance account for credit losses related to impaired loans is as follows:

-----------------------------------------------------------------
(Dollars in Thousands)
  for the year                               2000        1999
-----------------------------------------------------------------

Valuation allowance at January 1,            $ 74       $303
Provision for loan impairment                  39        ---
Direct charge-offs                            ---       (161)
Recoveries                                    ---        ---
Transfers to Unallocated Reserve              (35)       (68)
                                          -------    -------
Valuation allowance at December 31,          $ 78       $ 74

-----------------------------------------------------------------

     Total cash collected on impaired loans during 2000 was $201,000, of which $159,000 was credited to the principal balance outstanding on such loans, and $42,000 was recognized as interest income.

     Total cash collected on impaired loans during 1999 was $267,000, of which $232,000 was credited to the principal balance outstanding on such loans and $35,000 was recognized as interest income. Interest that would have been accrued on impaired loans was $38,000 and $56,000 in 2000 and 1999, respectively. The valuation allowance for impaired loans of $78,000 at December 31, 2000 and $74,000 at December 31, 1999 is included in the "Allowance for Possible Loan Losses" which amounts to $2,411,000 and $2,437,000 at December 31, 2000 and 1999, respectively.

     Shown in the following table is the amount of "Other Real Estate Owned" as of the end of each of the periods indicated and recorded as an asset on the Company's books as the result of the foreclosure of certain non-performing real estate loans.

OTHER REAL ESTATE OWNED

-----------------------------------------------------------------
(Dollars in
 Thousands)
 at December 31,       2000     1999      1998      1997     1996
-----------------------------------------------------------------

Other Real Estate     $ 325    $ 571     $ 636     $ 284    $ 585
  Owned
-----------------------------------------------------------------

                             Allowance and Provision
                            for Possible Loan Losses

     The allowance for possible loan losses constitutes the amount available to absorb estimated losses within the loan portfolio. As of December 31, 2000, the allowance for possible loan losses was $2,411,000 as compared to the December 31, 1999 amount of $2,437,000 and the December 31, 1998 amount of $2,691,000.
The allowance for possible loan losses as a percentage of total loans outstanding as of December 31, 2000 was 1.06%. This compares to 1.20% at the end of 1999 and 1.27% at the end of 1998. The decrease in the allowance for possible loan losses of $26,000 was the result of management's review of loans outstanding (see discussion on "Loan Portfolio") and non-performing loans (the sum of non-accrual loans and accruing loans past due 90 days or more) of $2,517,000 as of December 31, 2000 as compared to $2,802,000 as of December 31, 1999 (see tables on "Non-Accrual Loans" and "Accruing Loans Past Due 90 Days or More"). Net charge-offs as detailed in the table "Allowance for Possible Loan Losses" were $401,000 in 2000 or $228,000 less than the 1999 amount of $629,000.
The 2000 charge-offs were the result of losses on commercial, consumer and residential real estate loans. The net charge-offs in 1999 were primarily the result of losses on commercial, consumer and residential loans. Net loans charged-off in 1998 were $423,000. The ratio of net loan charge-offs to average loans outstanding was .19%, .30% and .19% in 2000, 1999 and 1998, respectively.

     The provision for loan losses was $375,000 for the years ended December 31, 2000 and December 31, 1999 and $450,000 for the year ended December 31, 1998. In 1999, the decrease in the provision was $75,000 from 1998.

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES
-------------------------------------------------------------------------------
(Dollars in Thousands)
For the Year Ended December 31,      2000      1999      1998      1997     1996
-------------------------------------------------------------------------------
Allowance for Loan Losses
at Beginning of Year             $  2,437  $  2,691  $  2,664  $  2,532 $  2,443

Loans Charged-Off by Category:
   Commercial                          17       255       133       249      365
   Real Estate - Construction          --        --        --        --       --
   Real Estate - Residential          219       147        59        20       31
   Consumer/Installment               325       330       348       301      271
   Other                               --        --        --        --       --
                                 --------  --------  --------  --------  -------
Total Loans Charged-Off               561       732       540       570      667
                                 --------  --------  --------  --------  -------
Loans Recovered by Category:
   Commercial                           5        30        42        19       39
   Real Estate - Construction          --        --        --        --       --
   Real Estate - Residential          100        29         1         1       --
   Consumer/Installment                55        44        74        77       47
   Other                               --        --        --        --       --
                                 --------  --------  --------  -------- --------
Total Loans Recovered                 160       103       117        97       86
                                 --------  --------  --------  -------- --------
Net Loans Charged-Off                 401       629       423       473      581
                                 --------  --------  --------  -------- --------
Provision Charged to Expense          375       375       450       605      670
                                 --------  --------  --------  -------- --------
Allowance for Loan Losses
 at End of Period                $  2,411  $  2,437  $  2,691  $  2,664 $  2,532
                                 ========  ========  ========  ======== ========

Total Loans
   Average                       $214,856  $212,993  $217,191  $228,245 $206,378
   Year-End                      $226,944  $202,258  $212,437  $229,587 $220,117

Net Loans Charged Off to:
   Average Loans                     .19%      .30%      .19%      .21%    .28%
   Loans at Year-End                 .18%      .31%      .20%      .21%    .26%
   Allowance for Possible
     Loan Losses at Year-End       16.63%    25.81%    15.72%    17.76%  22.95%
   Provision for Possible
     Loan Losses                  106.93%   167.73%    94.00%    78.18%  86.72%

Allowance for Possible Loan Losses at Year-End to:

   Average Loans                    1.12%     1.14%     1.24%     1.17%   1.23%
   Loans at Year-End                1.06%     1.20%     1.27%     1.16%   1.15%

-------------------------------------------------------------------------------

                                    Deposits

     Deposits are the primary source of the Company's funds. During 2000, deposits increased by $28,710,000 or 8.8% to a total of $353,190,000 at December 31, 2000, from a total of $324,480,000 at December 31, 1999. Average deposits for 2000 were $336,389,000, an increase of $21,515,000 or 6.8% over the average total deposits for 1999 of $314,874,000. Contributing to the increase in average deposits was the acquisition of approximately $10,000,000 in deposits as the result of the purchase of the Whitehall and Trexlertown branches from another financial institution. There was no premium paid for the acquisition of these deposits. Also contributing to the growth in deposits were increases in certificates of deposit and checking products in response to marketing campaigns to attract these types of deposits. The deposit growth in checking deposits and certificates of deposits was partially offset by a small decline in savings accounts and money market accounts. The continued growth of deposits held by the Company and the banking industry in general could be adversely affected by the flow of funds into other banks, credit unions, mutual funds and other investment options.

     The Bank's time deposits, excluding certificates of deposit over $100,000, increased in 2000 with average balances of $157,164,000, which was $18,088,000 or 13.0% higher than the 1999 average balance of $139,076,000. Non-interest bearing deposits averaged $43,893,000 in 2000 as compared to $41,337,000 in 1999, an increase of $2,556,000 or 6.2%. In addition, there was an increase in average interest-bearing demand deposits of $756,000 or 1.4% to $53,151,000 in 2000 from $52,395,000 in 1999, and an increase in average certificates of deposit over $100,000 which averaged $5,886,000 in 2000 as compared to $5,040,000 in 1999, an increase of $846,000 or 16.8%. Partially offsetting this growth was a $366,000 or 2.6% decline in average money market deposits and a decline of $365,000 or 0.6% in savings and club deposits. Average money market deposits were $13,461,000 and $13,827,000 in 2000 and 1999, respectively. Average savings and club deposits were $62,834,000 in 2000 as compared to $63,199,000 in 1999.

                              Short-Term Borrowings

     The Bank had securities sold under agreements to repurchase totaling $7,215,000 at December 31, 2000 and $1,730,000 at December 31, 1999. The Bank's
short-term (overnight) borrowing at December 31, 2000 from the Federal Home Loan Bank amounted to $5,695,000 against a line of credit of $25,000,000. There were no short-term borrowings from the Federal Home Loan Bank outstanding at December 31, 1999. At December 31, 2000 and 1999, there were no short-term borrowings in the form of Federal funds purchased, or Federal Reserve Bank discount borrowings. Additional information relating to short-term borrowings can be found in Note G of the "Notes to Consolidated Financial Statements".

                         Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, short-term investment securities, and funds received from the repayment of loans and short-term borrowings. At year-end 2000, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $17,833,000, and securities maturing within one year totaled $2,345,000. At year-end 1999, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $21,861,000, and securities maturing within one year were $2,249,000.

     The Bank is a member of the Federal Home Loan Bank of Pittsburgh, Pennsylvania. The Bank had interest-bearing deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $94,000 at December 31, 2000, and $5,548,000 at December 31, 1999. These deposits are included in interest-bearing deposits with banks on the Company's financial statements. As a result of this relationship, the Bank places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh in place of other banks. The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000, of which $19,305,000 was available at December 31, 2000.

     The Bank had four long-term loans from the Federal Home Loan Bank of Pittsburgh totaling $34,000,000 at December 31, 2000 and four long-term loans totaling $30,000,000 at December 31, 1999. The loans outstanding at December 31, 2000 were originated in 2000, 1999, 1998 and 1996 with the proceeds used to fund the growth in residential real estate loans and the investment portfolio. The loans are for $5,000,000 originated in December, 1996 and due December, 2001, at a variable rate at LIBOR plus 3 basis points (6.895% at December 31, 2000), $7,000,000 originated in October, 1998 and due October, 2008, at a fixed rate of 4.86% until October, 2003, at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, $10,000,000 originated in August, 1999, and due in August, 2004, at a fixed rate of 6.06% until August 2001, at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, in the LIBOR rate is is 7.5% or higher and $12,000,000 originated in August 2000, and due in August 2010, at a fixed rate of 6.23% until August 2000, at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, if the LIBOR rate is 8.0% or higher. If the lender elects to convert a fixed rate loan to a variable rate, the Bank may prepay the loan converted in full at the time of conversion without a penalty. The Bank had an additional loan from the Federal Home Loan Bank at December 31, 1999 in the amount of $8,000,000 that was paid in full in August 2000. This loan was originated in 1996 and had a fixed interest rate of 5.89% (see Note H of the "Notes to Consolidated Financial Statements").

     Cash flows for the year ended December 31, 2000, consisted of cash provided by financing activities of $42,738,000 and cash provided by operating activities of $4,053,000 offset in part by cash used in investing activities of $45,325,000 resulting in a net increase in cash and cash equivalents of $1,466,000. The cash provided by financing activities was comprised of a net increase in certificates of deposit of $16,636,000, a net increase in interest and non-interest bearing demand and savings deposits of $12,074,000, a net increase in repurchase agreements of $5,485,000, an increase in short-term (overnight) debt of $5,695,000, a net increase in long-term debt of $4,000,000 and proceeds from the sale of common stock of $313,000. Partially offsetting these increases were the payment of cash dividends of $1,406,000 and a net increase to the ESOP debt of $57,000. The cash provided by operating activities was comprised principally of the proceeds from mortgage loan sales of $7,718,000, net income of $2,072,000, an increase in other liabilities of $1,181,000 which includes a $1,012,000 increase in the special reserve for Funeral Trust litigation, depreciation and amortization of $1,120,000, an increase in accrued interest payable of $794,000 and the provision for possible loan losses of $375,000, reduced in part by mortgage loans originated for sale of $7,718,000, an increase in accrued interest income of $781,000, net investment securities gains of $174,000, an increase of $389,000 in deferred taxes, a net increase in other assets of $439,000 and net gains on the sale of mortgage loans of $59,000. The cash used in investing activities was primarily for the purchase of securities available-for-sale in the amount of $45,625,000, the purchase of securities held-to-maturity in the amount of $2,334,000, a net increase in loans of $25,949,000 and the purchase of premises and equipment in the amount of
$703,000. These cash uses were partially offset by the proceeds from the maturities of securities available-for-sale of $13,747,000, proceeds from the sales of securities available-for-sale of $8,294,000, proceeds from the maturities of securities held-to-maturity of $1,128,000 and a net decrease in interest-bearing deposits with banks of $5,494,000.

     The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at December 31, 2000 was $33,521,000 as compared to $28,243,000 at December 31, 1999, an increase of $5,278,000 or 18.7%. This increase was attributable to an increase of $4,358,000 in accumulated other comprehensive income (see Note A.6 of the "Notes to Consolidated Financial Statements"), and increases of $1,283,000 in paid in capital and $572,000 in common stock. The increases in paid in capital and common stock was the result of the sale of common shares pursuant to the Dividend Reinvestment Plan and the 5% stock dividend. These increases were partially offset by an $878,000 reduction in retained earnings as a result of the payment of cash dividends and the 5% stock dividend. Total shareholders' equity, exclusive of accumulated other comprehensive income was $33,484,000 and $32,564,000 at December 31, 2000 and 1999, respectively. This was an increase of $920,000 or 2.8%. The accumulated other comprehensive income was comprised of the unrealized gains or losses on securities available-for-sale. The unrealized gain on securities available-for-sale at December 31, 2000 amounted to $37,000 (net of tax effect of $20,000). Included in shareholders' equity at December 31, 1999 was $4,321,000 (net of tax effect of $2,226,000) of unrealized losses on securities available-for-sale (see discussion on "Securities Available-for-Sale").

     The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on June 22, 2000 to all shareholders of record at the close of business on June 2, 2000. On June 24, 1999, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on June 4, 1999. The Company also paid a 5% stock dividend on June 25, 1998 to shareholders of record on June 5, 1998. Fractional shares on the stock dividends were paid in cash. The number of average shares and per share information in this report has been restated to reflect these 5% stock dividends.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. In 2000, 21,646 new common shares were purchased pursuant to this Plan at an average price of $14.44 for total proceeds of $313,000. In 1999, 15,814 new common shares were purchased pursuant to the Plan at an average price of $19.98 per share. The total proceeds were $316,000.

     A Non-Employee Directors Stock Option Plan was adopted by the Company in 1994. This plan provides for the awarding of stock options to the Company's or the awarding of stock options to the Company's non-employee directors. In 2000, options to purchase 2,680 shares of the Company's common stock at an average price of $16.43 were granted to certain non-employee directors. During 2000, options for 1,340 shares of the Company's common stock issued pursuant to the plan were exercised at an average price of $12.69 per share. During 1999, options for 8,037 shares of the Company's common stock were granted to non-employee directors at a price of $20.77 per share. A non-employee director exercised options for 1,340 shares of the Company's common stock at a price of $12.69 per share in 1999.

     The Company also has a Stock Option Plan that was adopted in 1986 and the 1996 Stock Option Plan that was adopted in 1996 which provide for the granting of options to acquire the Company's common stock for officers and key employees. No new options may be issued under the 1986 Stock Option Plan. In 2000 and 1999 no options were issued under the 1996 Stock Option Plan. No options were exercised under these plans in 2000 and 1999. On January 19, 2001, options to purchase 39,500 shares of the Company's common stock at a price of $17.41 were issued to certain officers under the 1996 Stock Option Plan.

     The Company's stock option plans are accounted for under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations. This accounting method is permitted under Financial Accounting Standards Board standard SFAS No. 123, "Accounting for Stock-Based Compensation", which allows an entity to use a fair-value based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the Standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25. Additional information relating to the Company's Stock Option Plans can be found in Notes A.9 and N of the "Notes to Consolidated Financial Statements".

     The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory a nd possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Additional information relating to the Company's and Bank's capital requirements and capital ratios can be found in Note R of the "Notes to Consolidated Financial Statements".

     The Company, in March 2001, settled claims by a group of funeral directors, against the Bank in connection with certain pre-need funeral trusts which were allegedly directed by funeral directors to be invested in a private placement annuity. In 1998, the Company established a reserve of $1.5 million against these possible claims. The Company added an additional $960,000 to this reserve as of December 31, 2000. The reserve balance, as of December 31, 2000 equaled $2.48 million. The Company expects the reserve to be sufficient to cover the settlement. The Company has incurred legal expenses in regard to these claims during 2000, 1999 and 1998. The Company will continue to incur significant legal expenses in regard to these claims during 2001, primarily in the first quarter (see Note O of the "Notes to Consolidated Financial Statements").

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

     Management believes the most significant impact on financial results is the Company's ability to react to changes in interest rates (see discussion on "Market Risk" and "Interest Rate Sensitivity").

                            Earnings Per Common Share

     The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" in 1997. SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128 (see Note A.12 and P of the "Notes to Consolidated Financial Statements").

                   Revenue Recognition in Financial Statements

     In December, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by June 30, 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

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

                     Accounting for Transfers and Servicing of
                    Financial Assets and Extinguishments of
                                  Liabilities

     In September 2000, the Financial Accounting Standards Board has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

                         Reporting Comprehensive Income

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. The Company's financial statements have been reclassified to reflect the provision of SFAS No. 130 (see Note A.6 of the "Notes to Consolidated Financial Statements").

       Disclosures About Segments of an Enterprise and Related Information

     The Statement of Financial Accounting Standards Board (SFAS) No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

     The Company has one reportable segment, "Community Banking". All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, ("SFAS 133") "Accounting for

Derivative Instruments and Hedging Activities" as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133, an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, and changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective July 1, 2000. No adjustment was required as a result of the change in accounting principle.

     Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119") requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On the balance sheet, receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS 119 at December 31, 2000, 1999 or 1998.

Item 7.A      Quantitative and Qualitative Disclosure About Market Risks

              Contained in Item 7 "Management's Discussion and Analysis of Financial Condition And Results of Operation".

Item 8.       Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Colonial Group, Inc.

     We have audited the accompanying consolidated balance sheets of First Colonial Group, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Colonial Group, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Philadelphia, Pennsylvania
March 8, 2001

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
(Dollars in Thousands) At December 31,                   2000           1999
-------------------------------------------------------------------------------
ASSETS
    Cash and Due From Banks                           $ 17,738       $ 14,272
    Federal Funds Sold                                     ---          2,000
                                                      --------       --------
       Total Cash and Cash Equivalents                  17,738         16,272
    Interest-Bearing Deposits With Banks                    95          5,589
    Investments Securities Held-to-Maturity
      (Fair Value:  2000 - $19,906; 1999 - $19,123)     19,972         19,887
    Investment Securities Available-for-Sale           164,029        132,356
    Total Loans                                        226,944        202,258
    Less:  Allowance for Possible Loan Losses           (2,411)        (2,437)
                                                      --------       --------
    Net Loans                                          224,533        199,821
    Premises and Equipment, Net                          6,832          7,116
    Accrued Interest Income                              3,826          3,045
    Other Real Estate Owned                                325            571
    Other Assets                                         5,701          7,232
                                                      --------       --------
      TOTAL ASSETS                                   $ 443,051      $ 391,889
                                                     =========      =========
LIABILITIES
    Deposits
      Non-Interest-Bearing Deposits                   $ 48,748       $ 41,813
      Interest-Bearing Deposits
        (Includes Certificates of Deposit in Excess
          of $100:  2000 - $8,008; 1999 - $5,105)      304,442        282,667
                                                      --------       --------
    Total Deposits                                     353,190        324,480
    Securities Sold Under Agreements to Repurchase       7,215          1,730
    Short-Term Debt                                      5,695            ---
    Long-Term Debt                                      34,000         30,000
    Accrued Interest Payable                             5,002          4,208
    Other Liabilities                                    4,428          3,228
                                                      --------       --------
      TOTAL LIABILITIES                                409,530        363,646
                                                      --------       --------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $5.00 a share
    Authorized:  500,000 shares, none issued              ---            ---
Common Stock, Par Value $5.00 a share
    Authorized:  10,000,000 shares
    Issued: 1,962,699 shares in 2000 and
            1,848,437 shares in 1999                     9,814          9,242
Additional Paid-In Capital                              16,957         15,674
Retained Earnings                                        8,090          8,968
Employee Stock Ownership Plan Debt                      (1,377)        (1,320)
Accumulated Other Comprehensive Income (Loss)               37         (4,321)
                                                      --------        -------
    TOTAL SHAREHOLDERS' EQUITY                          33,521         28,243
                                                      --------        -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 443,051      $ 391,889
                                                     =========      =========

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)
  For the Year Ended December 31,                2000       1999       1998
-------------------------------------------------------------------------------
INTEREST INCOME
     Interest and Fees on Loans                $18,116   $ 17,772    $18,885
     Interest on Investment Securities
       Taxable                                   9,440      6,829      5,002
       Tax-Exempt                                1,567      1,509      1,269
     Interest on Deposits with Banks and
       Federal Funds Sold                          164        243        211
                                               -------    -------    -------
         Total Interest Income                  29,287     26,353     25,367
                                               -------    -------    -------
INTEREST EXPENSE
     Interest on Deposits                       11,414      9,819      9,466
     Interest on Short-Term Borrowings             588        283        265
     Interest on Long-Term  Debt                 1,945      1,347      1,140
                                               -------    -------    -------
         Total Interest Expense                 13,947     11,449     10,871
                                               -------    -------    -------
NET INTEREST INCOME                             15,340     14,904     14,496
     Provision for Possible Loan Losses            375        375        450
                                               -------    -------    -------
     Net Interest Income After Provision
       for Possible Loan Losses                 14,965     14,529     14,046
                                               -------    -------    -------
OTHER INCOME
     Trust Revenue                               1,245      1,246      1,225
     Service Charges on Deposit Accounts         2,019      1,682      1,594
     Investment Securities Gains, Net              174        563        722
     Gains on Sale of Mortgage Loans                59        157        398
     Other Operating Income                        825        707        641
                                               -------    -------    -------
         Total Other Income                      4,322      4,355      4,580
                                               -------    -------    -------
OTHER EXPENSES
     Salaries and Employee Benefits              7,437      6,780      6,385
     Net Occupancy and Equipment Expense         2,392      2,171      2,118
     Other Operating Expenses                    7,116      5,722      6,060
                                               -------    -------    -------
         Total Other Expenses                   16,945     14,673     14,563
                                               -------    -------    -------
Income Before Income Taxes                       2,342      4,211      4,063
Income Taxes                                       270        929      1,031
                                               -------    -------    -------
NET INCOME                                     $ 2,072    $ 3,282    $ 3,032
                                               =======    =======    =======
PER SHARE DATA
     Net Income - Basic                         $ 1.09     $ 1.75     $ 1.60
     Net Income - Diluted                       $ 1.09     $ 1.74     $ 1.59
     Cash Dividends                             $ 0.74     $ 0.70     $ 0.67

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------
(Dollars in Thousands)                                     Accumulated
                           Add.                              Other
                Common   Paid-In Retained Treas.  ESOP    Comprehensive
                 Stock   Capital Earnings Stock   Debt       Income     Total
-------------------------------------------------------------------------------
Balance at
 Jan 1, 1998    $8,277   $11,014  $10,250 $(94) $ (390)    $ 1,300    $30,357
   1998
Comprehensive
 Income
  Net Income                        3,032                               3,032
  Change in
   Unrealized
   Sec Gains,
   (Losses), Net                                              (773)      (773)
                                                                       ------
Total
 Comprehen-
 sive Income                                                            2,259
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (7,611
 shares)            38       195                                          233
Sale of
 Treas Stock
 under Div
 Reinv Plan
 (2,779 shs)                                        94                     94
Cash Div Paid                      (1,275)                             (1,275)
Stock Div
 of 5%
 (82,701 shs)      414     2,564   (2,978)                                ---
Cash Pd in Lieu
 of Fractional
 Shares                                (6)                                 (6)
ESOP Loan
 Pymt                                              455                    455
Loan to ESOP                                      (500)                  (500)
Unall ESOP
 Shares
 Committed
 to
 Employees
 (5,353 shs)                 100                                          100
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1998    8,729    13,873   9,023     --   (435)        527     31,717
   1999
Comprehensive
 Income
  Net Income                       3,282                                3,282
 Change in
  Unrealized
  Sec Gains
  (Losses), Net                                             (4,848)    (4,848)
                                                                      --------
Total Comprehen-
 sive Income (Loss)                                                    (1,566)
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (14,732
 shares)            74       242                                          316
Sale of
 Common Stock
 under
 Directors
 Stock Option
 Plan (496)
 shares)             2         2                                            4
Cash
 Dividends
 Paid                             (1,321)                              (1,321)
Stock
 Dividend
 of 5%
 (87,484
 shares)           437     1,575  (2,012)                                 ---
Cash Pd in
 Lieu of
 Fractional
 Shares                               (4)                                  (4)
ESOP Loan
 Pymt                                              115                    115
Loan to ESOP                                    (1,000)                (1,000)
Unall ESOP
 Shares
 Committed
 to
 Employees
 (3,691
 shares)                     (18)                                         (18)
               -------   -------  ------- ----- ------      ------    -------
Balance at
 Dec 31, 1999    9,242    15,674    8,968   --- (1,320)     (4,321)    28,243
   2000
Comprehensive
 Income
  Net Income                        2,072                               2,072
 Change in
  Unrealized
  Gains
  (Losses), Net                                              4,358      4,358
                                                                       ------
Total
 Comprehen-
 sive Income                                                            6,430
Sale of
 Common
 Stock
 under
 Dividend
 Reinv
 Plan
 (21,177
 shares)           106       207                                          313
Sale of
 Common
 Stock
 under
 Directors
 Stk Option
 Plan
 (332
 shares)             2                                                      2
Cash
 Dividends
 Paid                              (1,406)                             (1,406)
Stock
 Dividend
 of 5%
 (92,752
 shares)           464     1,078   (1,542)                               ---
Cash Pd in
 Lieu of
 Fractional
 Shares                                (2)                                 (2)
ESOP Loan
 Payment                                           115                    115
 Loan to ESOP                                     (172)                  (172)
Unallocated
 ESOP Shares
 Committed
 to Employees
 (6,334 shares)               (2)                                          (2)
                ------   -------   ------   ---  -----        ----    -------
Balance
 at Dec
  31, 2000      $9,814   $16,957   $8,090  $-- $(1,377)    $    37    $33,521

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------
(Dollars in Thousands)
 For the Year Ended December 31,                    2000       1999       1998
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                     $ 2,072    $ 3,282   $ 3,032
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities
      Provision for Possible Loan Losses             375        375       450
      Depreciation and Amortization                1,120      1,027     1,004
      Accretion of Security Discounts               (430)      (267)      (78)
      Amortization of Security Premiums              239        251       242
      Deferred Taxes                                (389)        90      (395)
      Amortization of Deferred Fees on Loans         479         12      (136)
      (Gain) Loss on Sale of
       Other Real Estate Owned                      (119)       (39)        4
      Loss from Writedown of Other
       Real Estate Owned                             184         --        --
      Investment Securities Gains, Net              (174)      (563)     (722)
      Gain on Sale of Mortgage Loans                 (59)      (157)     (398)
      Mortgage Loans Originated for Sale          (7,718)   (37,460)  (42,723)
      Mortgage Loan Sales                          7,718     38,068    42,879
      Changes in Assets and Liabilities
           Increase in Accrued Interest Income      (781)      (503)     (310)
           Increase in Accrued Interest Payable      794        672        70
           Increase in Other Assets                 (439)      (970)     (740)
           Increase in Other Liabilities           1,181         71       397
                                                --------   --------   -------
Net Cash Provided by Operating Activities          4,053      3,889     2,576
                                                --------   --------   -------
INVESTING ACTIVITIES
  Proceeds from Maturities of
    Securities Available-for-Sale                 13,747     15,331    29,744
  Proceeds from Maturities of Securities
    Held-to-Maturity                               1,128      3,622     9,403
  Proceeds from Sales of Securities
    Available-for-Sale                             8,294     16,858    11,094
  Proceeds from Sales of Securities
    Held-to Maturity                                  --        ---       248
  Purchase of Securities Available-for-Sale      (45,625)   (72,150)  (66,712)
  Purchase of Securities Held-to-Maturity         (2,334)    (6,559)   (9,722)
  Net Decrease (Increase) in Interest-Bearing
    Deposits With Banks                            5,494     (2,288)   (2,906)
  Net (Increase) Decrease in Loans               (25,949)     9,412    16,614
  Purchase of Premises and Equipment                (703)    (1,143)     (494)
  Proceeds from Sale of Other Real Estate Owned      623        382       290
                                                --------   --------   -------
Net Cash Used in Investing Activities            (45,325)   (36,535)  (12,441)
                                                --------    -------   -------
FINANCING ACTIVITIES
  Net Increase in Interest and Non-Interest Bearing
      Demand Deposits and Savings Accounts        12,074      2,058    10,669
  Net Increase in Certificates of Deposit         16,636     27,873     1,625
  Net Increase in Long-Term Debt                   4,000     10,000     1,610
  Net Increase in ESOP Debt                          (57)      (885)      (45)
  Net Increase (Decrease) in
    Repurchase Agreements                          5,485     (3,364)   (3,710)
  Increase in Short-Term Debt                      5,695         --        --
  Proceeds from Issuance of Common Stock             313        302       333
  Proceeds from Sale of Treasury Stock                --         --        94
  Cash Dividends Paid                             (1,406)    (1,321)   (1,275)
  Cash in Lieu of Fractional Shares                   (2)        (4)       (6)
                                                --------    -------   -------
Net Cash Provided by Financing Activities         42,738     34,659     9,295
                                                --------    -------   -------
Increase (Decrease) in Cash and Cash Equivalents   1,466      2,013      (570)
Cash and Cash Equivalents, January 1,             16,272     14,259    14,829
                                                --------    --------  -------
Cash and Cash Equivalents, December 31,         $ 17,738   $ 16,272  $ 14,259

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables are in thousands, except per share data.)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

First Colonial Group, Inc. (the "Company") is a one bank holding company of Nazareth National Bank and Trust Company (the "Bank"). The Bank is an independent community bank providing retail and commercial banking services through its seventeen offices in Northampton, Lehigh, and Monroe counties in northeastern Pennsylvania.

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

1.  Basis of Financial Statement Presentation

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

     The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

     The Company has one reportable segment, "Community Banking". All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

     In December, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by June 30, 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

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

3.  Mortgage Loans Held-for-Sale

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on the sales of loans are also accounted for in accordance with SFAS No. 134, "Accounting for Mortgage Securities Retained after the Securitizations of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise". This new statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held-for-sale based upon its ability and intent to sell or hold these investments.

4.  Loans and Allowance for Possible Loan Losses

     Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for possible loan losses. Interest income on loans is accrued using various methods which approximate a constant yield.

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

 6.  Comprehensive Income

     On January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

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

2000
-----------------------------------
Unrealized Gains on Securities:
  Unrealized Holding Gains
    Arising During Period            $  6,778     $ (2,305)       $  4,473
  Less:  Reclassification
    Adjustment for Gains
    Realized in Net Income               (174)          59            (115)
                                    -------------------------------------------
Other Comprehensive Income, Net      $  6,604     $ (2,246)       $  4,358
                                    -------------------------------------------

1999
-----------------------------------
Unrealized Losses on Securities:
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

1998
-----------------------------------
Unrealized Losses on Securities:
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
                                    -------------------------------------------

 7.  Accounting for Derivative Instruments and
     Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized for forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.

     Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119") requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS 119 at December 31, 2000, 1999 or 1998.

 8.  Income Taxes

     Under the liability method called for in SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

9.  Stock Option Plans

     Under Stock Option Plans, options to acquire shares of common stock are granted to certain officers, key employees and directors.

     The Company's Stock Option Plans are accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation". This standard contains a fair value-based method for valuing stock-based compensation which measures compensation  cost at the  grant  date  based  on the fair  value of the  award.
Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the Standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

10.  Employee Benefit Plans

     The Company has established an Employee Stock Ownership Plan (ESOP) covering eligible employees with one year of service as defined by the ESOP. The Company accounts for its ESOP in accordance with Statement of Position (SOP) 93-6, "Employer's Accounting for Employee Stock Ownership Plans", issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (AICPA). SOP 93-6 is applied to shares acquired by the ESOP after December 31, 1992. For issuances of stock to the ESOP after December 15, 1989, but prior to December 31, 1992, the shares allocated method is used to recognize expense in the Company's financial statements. For issuances of stock prior to December 15, 1989, the Company will continue the cash contribution method of recognizing expense to the extent that it exceeds the cumulative expense that would be recognized under the shares allocated method.

     Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. The Company contributes $.50 for each $1.00 up to the first 5% that each employee contributes. The Company also has an executive compensation plan which provides additional death, medical and retirement benefits to certain officers.

     The Company has a deferred compensation plan involving the Directors of the Company. This plan provides defined annual payments for 15 years beginning at age 65 or death in exchange for the Directors deferring the payment of a portion of their fees.

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

12.  Per Share Information

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Share and per share amounts have been retroactively restated to reflect the three 5% stock dividends in June 2000, 1999 and 1998. 13. Statement of Cash Flows

     The Company considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

     Cash paid for interest was $13,153,000,  $10,777,000 and  $10,801,000,  for
the years ended December 31, 2000, 1999 and 1998, respectively. Cash paid for taxes was $500,000 in 2000, $1,060,000 in 1999 and $1,458,000 in 1998.

14.  Advertising Costs

     The Company expenses advertising costs as incurred.

15.  Transfer and Servicing of Assets and
      Extinguishments of Liabilities

     In September, 2000, the Financial Accounting Standards Board has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

16.  Reclassifications

     Certain reclassifications of prior years amounts have been made to conform to the 2000 presentation.

NOTE B - INVESTMENT SECURITIES

     The amortized cost, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity securities at December 31, 2000 and 1999 are summarized as follows.

                                                     2000

Available-for-Sale Securities                  Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                    $  4,011   $    13       $    (2)   $  4,022
U. S. Government Agency             79,145       672          (718)     79,099
State and Political Subdivisions    28,210       233          (190)     28,253
Mortgage-Backed Securities          44,110       309          (290)     44,129
Equity Securities                    8,496       417          (387)      8,526
                                   -------   -------       -------     -------
     Total                        $163,972   $ 1,644       $(1,587)   $164,029


                                                     1999

Available-for-Sale Securities                  Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Treasury                    $  4,001   $     4       $   (13)   $  3,992
U. S. Government Agency             53,112        --        (3,365)     49,747
State and Political Subdivisions    29,147        16        (1,284)     27,879
Mortgage-Backed Securities          47,332        36        (1,338)     46,030
Equity Securities                    5,312        68          (672)      4,708
                                   -------   -------       -------     -------
     Total                        $138,904   $   124       $(6,672)   $132,356


                                                     2000

Held-to-Maturity Securities                    Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Government Agency            $ 7,937   $    15       $   (49)    $ 7,903
State and Political Subdivisions     8,016        45           (70)      7,991
Mortgage-Backed Securities           4,019        23           (30)      4,012
                                   -------   -------       -------     -------
     Total                         $19,972   $    83       $  (149)    $19,906


                                                     1999

Held-to-Maturity Securities                    Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses      Value

U. S. Government Agency            $ 6,894   $    --       $  (306)    $ 6,588
State and Political Subdivisions     7,974        10          (401)      7,583
Mortgage-Backed Securities           5,019        13           (80)      4,952
                                   -------   -------       -------     -------
     Total                         $19,887   $    23       $  (787)    $19,123

     At December 31, the equity securities in the available-for-sale category include Federal Reserve Bank stock in the amount of $258,000 in 2000 and $259,000 in 1999, and Federal Home Loan Bank stock in the amount of $2,306,000 in 2000 and $2,265,000 in 1999 which are carried at cost.

     The following table lists the maturities of debt securities at December 31, 2000, classified as available-for-sale and held-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITIES OF DEBT SECURITIES

At December 31, 2000              Available-For-Sale        Held-To-Maturity
                                 Carrying       Fair       Carrying      Fair
                                   Value       Value         Value      Value
                                -----------  ---------     ---------  --------
Due in one year or less         $  2,146    $  2,145       $   200    $   202
Due after one year
   through five years             16,330      16,541         1,939      1,942
Due after five years
   through ten years              50,029      49,941         7,040      7,056
Due after ten years               42,861      42,747         6,774      6,694
                                 -------     -------       -------     -------
                                 111,366     111,374        15,953     15,894

Mortgage-Backed Securities        44,110      44,129         4,019      4,012
Equity Securities                  8,496       8,526           --          --
                                 -------     -------       -------     -------
Total Investments               $163,972    $164,029       $19,972    $19,906


     Investment securities with a carrying amount of $7,651,000 and $13,950,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. There were no securities held other than U. S. Treasury or U.
S. Agencies from a single issuer which represented more than 10% of shareholders' equity. Proceeds from sales of investments in debt and equity securities during 2000, 1999 and 1998 were $8,294,000, $16,858,000 and
$11,342,000, respectively. Gross gains of $252,000 and gross losses of $78,000 were realized on those sales in 2000. Gross gains of $716,000 and gross losses of $153,000 were realized on the sales in 1999. In 1998, gross realized gains were $740,000 and gross realized losses were $18,000.

     NOTE C - LOANS Major classifications of loans at December 31, 2000 and 1999 are as follows.


                                             2000                    1999
Real Estate/Residential                    $128,862               $ 112,870
Real Estate/Construction                      5,923                   6,737
Real Estate/Commercial                       27,206                  26,809
Consumer/Installment                         53,062                  45,886
Commercial (Non-Real Estate)
   and Agricultural                          10,214                   9,538
State and Political Subdivisions              2,089                   1,096
Other                                            19                      13
                                           --------               ---------
    Total Gross Loans                       227,375                 202,949
       Less:  Unearned Discount                (431)                   (691)
                                           --------               ---------
Total Loans                                $226,944               $ 202,258

     The Company makes loans to its directors and executive officers. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

     An analysis of the 2000 activity of these loans follows.

          Balance, January 1, 2000       $ 1,040
            New loans                        116
            Repayments                       425
                                         -------
          Balance, December 31, 2000     $   731

NOTE D - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows.

-------------------------------------------------------------------------------
Year Ended December 31,                    2000           1999          1998
-------------------------------------------------------------------------------

Beginning Balance                        $ 2,437        $ 2,691       $ 2,664

  Provisions charged to
    charged to operating expenses            375            375           450
  Recoveries                                 160            103           117
  Loans charged-off                         (561)          (732)         (540)
                                         -------        -------       -------
Ending Balance                           $ 2,411        $ 2,437       $ 2,691

     There were loans totaling $1,048,000 on which the accrual of interest has been discontinued or reduced at December 31, 2000. During 2000, an average of $1,147,000 of loans was on non-accrual status. Non-accrual loans at December 31, 1999 amounted to $1,311,000 and averaged $1,091,000 during 1999. Loans 90 days and over past due and still accruing totaled $1,469,000 at December 31, 2000 and $1,491,000 at December 31, 1999.

     The recorded investment in impaired loans was $339,000, $370,000 and $524,000 at December 31, 2000, 1999 and 1998, respectively. The valuation allowance for credit losses related to impaired loans is a part of the allowance for possible loan losses. The total valuation allowance was $78,000, $74,000 and $303,000 at December 31, 2000, 1999 and 1998, respectively. The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998 was approximately $317,000, $469,000 and $897,000, respectively. All impaired loans were on a non-accrual status. Income on impaired loans is recognized by the Company on a cash basis. The Company recognized interest income of approximately $42,000, $35,000 and $23,000 on impaired loans in 2000, 1999 and 1998, respectively.

NOTE E - PREMISES AND EQUIPMENT
         Major classifications of these assets at December 31, 2000 and 1999 are summarized as follows.

-------------------------------------------------------------------------------
                                    Estimated
                                Useful Lives           2000            1999
-------------------------------------------------------------------------------
Land                                ---             $   939         $   939
Premises                         10-20 years          7,556           7,370
Equipment                         3-10 years          6,900           6,408
                                                     ------           -----
                                                     15,395          14,717
Accumulated depreciation
  and amortization                                   (8,563)         (7,601)
                                                     ------         -------
Total Premises and Equipment                        $ 6,832         $ 7,116

     Depreciation and amortization expense amounted to $987,000, $912,000 and $908,000 in 2000, 1999 and 1998, respectively.

NOTE F - DEPOSIT MATURITIES

         At December 31, 2000, the schedule of maturities of certificates of deposit is as follows:

                    2001     $ 137,452
                    2002        23,769
                    2003         8,852
                    2004         1,915
                    2005         1,008
              Thereafter           224
                             ---------
                             $ 173,220

NOTE G - SHORT-TERM BORROWINGS

     Short-term debt consists of the following Federal Home Loan Bank advances:

-------------------------------------------------------------------------------
Year Ended December 31,                        2000        1999        1998
-------------------------------------------------------------------------------
Balance outstanding at December 31,         $ 5,695     $    --     $    --
Maximum amount outstanding at
  any month-end during the year             $11,255     $12,425     $ 1,422
Average amount outstanding                  $ 3,994     $ 1,721     $   974
Average interest rate during the year         6.41%       5.17%       5.65%

     The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000, of which $19,305,000 was available at December 31, 2000.

     There were no short-term borrowings in the form of Federal Reserve Discount borrowings and Federal Funds purchased at December 31, 2000, 1999 and 1998.

     Securities sold under agreements to repurchase consist of the following:

--------------------------------------------------------------------------------
Year Ended December 31,                        2000        1999        1998
--------------------------------------------------------------------------------
Balance outstanding at December 31,         $ 7,215     $ 1,730     $ 5,094
Maximum amount outstanding at
  any month-end during the year             $12,950     $ 8,682     $ 8,166
Average amount outstanding                  $ 7,226     $ 5,994     $ 5,821
Average interest rate during the year         4.59%       3.24%       3.61%

NOTE H - LONG-TERM DEBT

     The Company had long-term borrowings from the Federal Home Loan Bank of Pittsburgh totaling $34,000,000 at December 31, 2000 and $30,000,000 at December 31, 1999. These loans will mature in one to ten eight years. The weighted average interest rate on these loans was 6.0% and 5.78% at December 31, 2000 and 1999, respectively.

     The Company also has an obligation as a party to the Employee Stock Ownership Plan debt, which is discussed in Note K. The principal payments due on the Company's debt at December 31, 2000 are as follows.

--------------------------------------------------------------------------------
                             ESOP Debt         FHLB Debt         Total Debt
--------------------------------------------------------------------------------

2001                         $  142          $  5,000          $  5,142
2002                            142                 -               142
2003                            142                 -               142
2004                            142            10,000            10,142
2005                            142                 -               142
2006 and beyond                 627            19,000            19,627
                              -----          --------          --------

Total                        $1,337          $ 34,000          $ 35,337
--------------------------------------------------------------------------------

NOTE I- OTHER OPERATING EXPENSES

     Other operating expenses consists of the following:

-------------------------------------------------------------------------------
                                            2000        1999         1998
-------------------------------------------------------------------------------
Advertising                               $  546      $  574       $  597
Consulting Fees                           $  588      $  511       $  416
Data Processing Services                  $  813      $  773       $  583
Litigation Costs and Legal Fees           $  723      $  669       $  418
Loan Collection                           $  240      $  298       $  346
Printing, Stationery and Supplies         $  320      $  318       $  328
Provisions for Trust Reserve              $1,012      $   57       $1,000
All Other                                 $2,874      $2,522       $2,372
                                          ------      ------       ------
Total Other Operating Expenses            $7,116      $5,722       $6,060
-------------------------------------------------------------------------------

NOTE J- INCOME TAXES

     Income tax expense (benefit) is as follows.

-------------------------------------------------------------------------------
Year Ended December 31,                2000        1999        1998
-------------------------------------------------------------------------------
Federal
    Current                           $ 659     $   840      $ 1,426
    Deferred (benefit)                 (389)         89         (395)
                                      -----     -------      -------
    Total                             $ 270     $   929      $ 1,031
-------------------------------------------------------------------------------

     The income tax provision reconciled to the tax computed statutory Federal rate is as follows.

-------------------------------------------------------------------------------
Year Ended December 31,                  2000           1999            1998
-------------------------------------------------------------------------------
Federal tax expense
  at statutory rate                   $   796        $ 1,432         $ 1,385
Increase (decrease)
  in taxes resulting from:
    Tax-exempt investment
      securities income                  (582)          (569)           (363)
    Tax-exempt interest
      on loans                            (37)           (29)            (23)
Other, net                                 93             95              32
                                      -------        -------         -------
Applicable Income Taxes               $   270        $   929         $ 1,031

     Deferred tax assets and liabilities consist of the following.

------------------------------------------------------------------------
At December 31,                                     2000           1999
------------------------------------------------------------------------
Deferred Tax Assets:
   Unrealized Securities Losses                  $    --        $ 2,226
   Loan Loss Reserve                                 514            523
   Deferred Compensation                             428            429
   Post-Retirement Benefits                           75             71
   Depreciation                                       74             64
   Miscellaneous Reserves                            931            531
   Other                                             152            120
                                                 -------        -------
     Total                                       $ 2,174        $ 3,964
                                                 -------        -------
Deferred Tax Liability:
   Unrealized Securities Gains                   $    20        $    --
                                                 -------        -------
    Total                                        $    20        $    --
                                                 -------        -------
Net                                              $ 2,154        $ 3,964
------------------------------------------------------------------------

NOTE K - EMPLOYEE STOCK OWNERSHIP PLAN

     The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees.

     In October 2000, the ESOP borrowed $71,875 from the Company's subsidiary, First C. G., payable over ten years. The proceeds from this loan were used to purchase shares from the market. In December 2000, the ESOP borrowed an additional $100,000 from the Company's subsidiary, First C. G., payable over five years. The proceeds from this loan were used to purchase the shares from the account of a former employee pursuant to the provisions of the Plan. The interest on these loans is at the Bank's prime rate (an interest rate of 9.50% at December 31, 2000). The balance on these loans was $71,875 and $100,000, respectively at December 31, 2000.

     In 1999, the ESOP borrowed $1,000,000 from the Company's subsidiary,  First
C. G., payable over six years. The interest rate on this loan is at the Bank's prime rate (an interest rate of 9.50% at December 31, 2000 and 8.50% at December 31, 1999). The balance outstanding on this loan was $900,000 at December 31, 2000 and $950,000 at December 31, 1999. The proceeds from this loan were used to purchase shares from the market.

     In 1998, the ESOP borrowed $500,000 from the Company's subsidiary, First C.
G. The interest rate on this loan is at the bank's prime rate (an interest rate of 9.50% at December 31, 2000 and 8.50% at December 31, 1999). The balance outstanding on this loan was $305,000 at December 31, 2000 and $370,000 at December 31, 1999.

     These obligations have been recorded as a liability on the books of the Company and are collateralized by stock of the Bank. Interest expense represents the actual interest paid by the ESOP. The interest incurred on ESOP debt was $121,000, $85,000 and $40,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

     Compensation expense related to the ESOP amounted to $238,000, $210,000 and $310,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As provided by SOP 93-6, the ESOP compensation expense includes a $2,000 credit in 2000 and a $20,000 credit in 1999 and an expense of $100,000 in 1998, which is the fair market value of the shares related to the loans that were allocated to the employees during these years. The number of shares released was 6,334 in 2000, 3,972 in 1999 and 5,902 in 1998.

     Dividends on unallocated shares used for debt service were $41,000, $45,000 and $19,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The total shares held by the ESOP were 297,166 and 291,667 at December 31, 2000 and 1999, respectively. ESOP shares have been restated to reflect the three 5% stock dividends of June, 2000, 1999 and 1998.

NOTE L - OTHER BENEFIT PLANS

     Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. A participating employee may contribute a maximum of 12% of his or her compensation. The Company will contribute $.50 for each $1.00 up to the first 5% that each employee contributes. Company payments are charged to current operating expenses. These contributions were $91,000, $86,000 and $75,000 in 2000, 1999 and 1998, respectively.

     The Company also has an executive compensation plan (the "Officers' Supplemental Retirement Plan") which provides additional death, medical and retirement benefits to certain officers.

     The Company has a deferred compensation plan (the "Deferred Directors' Plan") involving Directors of the Company. The plan requires defined annual payments for five to fifteen years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. The Company has recorded the deferred compensation liabilities using the present value method.

     The following table sets forth the changes in benefit obligations and plan assets of the Officers' Supplemental Retirement Plan and the Deferred Directors' Plan.

     Actuarial present value of benefit obligations is as follows.

                                              Officers'        Deferred
                                            Supplemental       Directors'
                                          Retirement Plan         Plan

At December 31,                            2000     1999     2000     1999
Benefit obligation at beginning of year   $ 227    $ 200    $ 468    $ 491
Service cost                                 46       43        -       -
Interest cost                                27       18       30       32
Actual (gain) loss                           88      (34)      (2)      (2)
Benefits paid                                 -        -      (53)     (53)
                                          -----    -----    -----    -----
Benefits obligation at end of year          388      227      443      468

Change in plan assets:
Fair value of plan assets at beginning
  of year                                     -        -        -        -
Actual return on plan assets                  -        -        -        -
Employer contribution                         -        -       53       53
Benefits paid                                 -        -      (53)     (53)
                                          -----    -----    -----    -----
Fair value of plan assets at end of year      -        -        -        -

Funded status                              (388)    (227)    (443)    (468)
Unrecognized net transition asset            (3)      (4)       -        -
Unrecognized net actuarial (gain) loss     (161)    (260)      35       37
Unrecognized prior service cost               -        -        -        -
Adjustment to recognize
  additional minimum liability               --       --      (35)     (37)
                                          -----    -----    -----    -----
Accrued benefit cost                      $(552)   $(491)   $(443)   $(468)


     The weighted average assumed discount rates used in determining the actuarial present value of the projected benefit obligation were 7.0% in 2000 and 6.75% in 1999 and 6.50% in 1998 for the Officers' Supplemental Retirement Plan, and 7.0% in 2000, 1999 and 1998 for the Deferred Directors' Plan. The weighted average expected long-term rate of return on assets was 8.0% for 2000, 1999 and 1998 for the Officers' Supplemental Retirement Plan and 9.0% in each of those years for the Deferred Directors' Plan. The weighted average rate of increase in future compensation levels used in determining the actuarial present value for the Officers' Supplemental Retirement Plan was 6.0% in 2000, 1999 and 1998.

     Components of the net periodic benefit costs is as follows for both plans.

--------------------------------------------------------------------------------
OFFICERS' SUPPLEMENTAL RETIREMENT PLAN

at December 31,                             2000        1999         1998
--------------------------------------------------------------------------------
Service cost                                $ 46        $ 43         $ 37
Interest cost                                 27          18           15
Net amortization and
  deferral of prior service costs            (12)        (21)         (15)
                                            ----        ----          ---
Net Periodic Benefit Cost                   $ 61        $ 40          $37

DEFERRED DIRECTORS' PLAN

at December 31,                             2000        1999         1998
--------------------------------------------------------------------------------
Service cost                                $  -        $  -         $ --
Interest cost                                 30          32           34
Net amortization and
  deferral of prior service costs             --          --           --
                                            ----        ----          ---
Net Periodic Benefit Cost                   $ 30        $ 32         $ 34

--------------------------------------------------------------------------------

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

     The components of the net periodic post-retirement benefit cost are as follows.

-------------------------------------------------------------------------------
POST-RETIREMENT PLAN
Year Ended December 31,                    2000            1999           1998
-------------------------------------------------------------------------------
Interest cost                              $  9          $   11         $   11
Amortization of transition
  obligation                                  3               7              6
                                           -----           -----          -----
Net Periodic Benefit Cost                  $ 12            $ 18           $ 17
-------------------------------------------------------------------------------

     The assumptions used to develop the net periodic post-retirement benefit cost are as follows.

-------------------------------------------------------------------------------
                                           2000            1999           1998
-------------------------------------------------------------------------------
Discount Rate                             7.00%           6.75%          6.50%
Medical care cost
  trend rate                              8.50%           8.50%          8.50%
-------------------------------------------------------------------------------

     The medical care cost trend rate used in the actuarial computation ultimately is reduced to 8.0% in the year 2001 and 6.0% in 2005 and subsequent years. This was accomplished using 0.5% decrements through the year 2005 and later.

     The table of actuarially computed plan assets and benefit obligations for the Company is presented below.



POST-RETIREMENT PLAN                            2000          1999
Change in benefit obligation:
Benefit obligation at beginning of year        $ 174         $ 164
Service cost                                       -             -
Interest cost                                      8            11
Actual gain                                        -             -
Change due to change in experience               (40)           13
Change due to change in assumption                 -             2
Benefits paid                                    (14)          (16)
                                               -----         -----
Benefits obligation at end of year               128           174
                                               -----         -----
Change in plan assets:
Fair value of plan assets at beginning
  of year                                          -             -
Actual return on plan assets                       -             -
Employer contribution                              -             -
Benefits paid                                      -             -
                                               -----         -----
Fair value of plan assets at end of year           -             -

Funded status                                   (128)         (174)
Unrecognized net transition obligation           185           201
Unrecognized net gain                           (122)          (93)
                                               -----         -----
Accrued benefit cost                           $ (65)        $ (66)

     The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would have been to increase the net periodic post-retirement benefit cost by $9,000 and the accrued post-retirement benefit cost by $1,000.

     Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $13,000, $16,000 and $20,000 in 2000, 1999 and 1998, respectively. The cost is accrued over the service periods of employees expected to receive benefits.

NOTE N - STOCK OPTIONS

     The Company adopted a Stock Option Plan in 1996 that was similar to the Stock Option Plan established in 1986. Under the Stock Option Plans, options to acquire shares of common stock may be granted to the officers and key employees. The Stock Option Plans provide for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plans may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from date of grant. In 2000 and 1999, no options were awarded under this plan. On January 19, 2001 options to purchase 39,500 shares of the Company's common stock at a price of $17.41 per share were issued to certain officers under this plan. The aggregate number of shares which may be issued under these plans are 330,055 shares of common stock.

     The Non-Employee Directors Stock Option Plan provides for the awarding of stock options to the Company's Directors. Pursuant to this Plan, on May 1, 1994, each non-employee director of the Company was automatically granted an option to purchase 1,340 shares of the Company's common stock at the fair market value of the Company's common stock of $12.69 per share. In addition, on May 1, 1999, the fifth anniversary of the initial option grant, persons who continue to be non-officer directors were each granted additional options to purchase 1,340 shares of the Company's common stock at a price of $20.08. The Plan additionally provides that any non-employee director who is first elected or appointed as a director of the Company or any subsidiary after May 1, 1994, shall, as of that date of such election or appointment, automatically be granted an option to purchase 1,340 shares of the Company's common stock. Such persons who continue to be non-officer directors shall also be granted additional options to purchase 1,340 shares of the Company's common stock on the fifth anniversary of the date they were first elected or appointed to the Board of Directors. In 2000, options to purchase 2,680 shares of the Company's common stock at a price of $16.43 per share were granted to certain non-employee directors pursuant to the provisions of this plan. Options to purchase 8,037 shares at a price of $20.77 were granted

1999 to non-employee directors. The aggregate number of shares which may be issued under the Non-Employee Directors Stock Option Plan is 26,800 shares of common stock.

     Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

-------------------------------------------------------------------------------
Year Ended December 31,                       2000        1999        1998
-------------------------------------------------------------------------------
Net Income                  As reported     $ 2,072     $ 3,282     $ 3,032
                             Pro forma      $ 1,937     $ 3,194     $ 3,015

Basic earnings per share    As reported      $ 1.09      $ 1.75      $ 1.60
                             Pro forma       $ 1.01      $ 1.70      $ 1.59

Diluted earnings per share  As reported      $ 1.09      $ 1.74      $ 1.59
                             Pro forma       $ 1.01      $ 1.69      $ 1.58

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options- pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 2.8% for all years; expected volatility of 27.0%, 39.0% and 39.0%; risk-free interest rates of 6.07%, 6.3% and 5.7%; and expected lives of 10 years.

     A summary of the status of the Company's Employee Stock Option Plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below.

EMPLOYEE STOCK OPTION PLAN

Year Ended December 31,                        2000
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         61,746    $  25.57
Granted                                     ---         ---
Expired                                     ---         ---
                                         ------    --------
Outstanding at end of year               61,746    $  25.57

Options exercisable at year-end          40,042    $  23.71
Weighted average fair value of
   options granted during the year                 $    ---


Year Ended December 31,                        1999
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         62,903    $  25.69
Granted                                     ---         ---
Expired                                  (1,157)      31.96
                                         ------    --------
Outstanding at end of year               61,746    $  25.57

Options exercisable at year-end          26,439    $  21.88
Weighted average fair value of
   options granted during the year                 $    ---


Year Ended December 31,                        1998
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         29,332    $  18.50
Granted                                  34,150       31.96
Expired                                    (579)      31.96
                                         ------    --------
Outstanding at end of year               62,903    $  25.69

Options exercisable at year-end          12,837    $  16.20
Weighted average fair value of
   options granted during the year                 $  31.96

     The following table summarizes information concerning employee stock options outstanding at December 31, 2000:

-------------------------------------------------------------
                     Options outstanding
-------------------------------------------------------------
                                  Weighted
                                   Average          Weighted
                                  Remaining         Average
    Range of         Number       Contractual       Exercise
Exercise Price    Outstanding     Life (years)        Price
--------------    -----------     -----------       ---------
    $ 13.12           7,338           3.98           $ 13.12
    $ 20.30          21,995           6.44           $ 20.30
    $ 31.96          32,413           7.02           $ 31.96
                     ------
                     61,746


-------------------------------------------------
                 Options Exercisable
--------------------------------------------------
                                         Weighted
                                         Average
            Number                       Exercise
          Exercisable                     Price
          -----------                    --------
              7,338                       $ 13.12
             16,497                       $ 20.30
             16,207                       $ 31.96
             ------
             40,042


A summary of the status of the Company's Non-Employee Directors Stock Option Plan as of December 31, 2000 and 1999, and changes during the years ending on those dates are presented below.

NON-EMPLOYEE DIRECTORS
STOCK OPTION PLAN

Year Ended December 31,                        2000
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         17,413    $  16.56
Granted                                   2,680       16.43
Exercised                                (1,340)      12.69
Expired                                  (1,340)      20.08
                                         ------    --------
Outstanding at end of year               17,413    $  16.56

Options exercisable at year-end           9,714    $  14.36
Weighted average fair value of
   options granted during the year                 $  16.43


Year Ended December 31,                        1999
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         10,716    $  12.91
Granted                                   8,037       20.77
Exercised                                (1,340)      12.69
Expired                                     ---         ---
                                         ------    --------
Outstanding at end of year               17,413    $  16.56

Options exercisable at year-end           9,045    $  12.87
Weighted average fair value of
   options granted during the year                 $  20.77


Year Ended December 31,                        1998
                                                   Weighted
                                                    Average
                                                   Excercise
                                         Shares      Price
Outstanding at beginning of year         10,716    $  12.91
Granted                                     ---         ---
Exercised                                   ---         ---
Expired                                     ---         ---
                                         ------    --------
Outstanding at end of year               10,716    $  12.91

Options exercisable at year-end           9,380    $  12.80
Weighted average fair value of
   options granted during the year                 $    ---

The following table summarizes information concerning non-employee director options outstanding at December 31, 2000.

------------------------------------------------------------------
                        Options outstanding
------------------------------------------------------------------
                                       Weighted
                                        Average          Weighted
                                       Remaining         Average
         Range of         Number       Contractual       Exercise
     Exercise Price    Outstanding     Life (years)        Price
     --------------    -----------     -----------       ---------
    $12.34 - $16.43       10,717           5.34           $ 13.85
    $20.08 - $22.14        6,696           8.38           $ 20.90
                           -----
                          17,413


-------------------------------------------------
                 Options Exercisable
--------------------------------------------------
                                         Weighted
                                         Average
            Number                       Exercise
          Exercisable                     Price
          -----------                    --------
              8,040                       $ 12.99
              1,674                       $ 20.90
             ------
              9,714

NOTE O - COMMITMENTS AND CONTINGENCIES

     The Company has non-cancelable operating lease agreements in excess of one year with respect to various buildings and equipment. The minimum annual rental commitments at December 31, 2000 are payable as follows.

--------------------------------------------
       Operating Leases
--------------------------------------------
2001                      $   546
2002                          529
2003                          516
2004                          527
2005                          476
2006 and beyond             1,258
                          -------
Total                     $ 3,852
--------------------------------------------

     The total rental expense was $479,000,  $397,000 and $378,000 in 2000, 1999 and 1998, respectively.

     The Company has reserved $2.48 million against asserted claims and claims which have been or may be asserted against the Bank in connection with certain pre-need funeral trust funds. Most of the claims arise from Trusts, in which the Company was allegedly directed by funeral directors to invest in a private placement annuity issued by EA International Trust. The Bank has settled the asserted claims for the amount reserved.

NOTE P - EARNINGS PER SHARE

-------------------------------------------------------------------------------
                                            Income     Average Shares  Per Share
For the Year Ended December 31,           (numerator)  (denominator)    Amount
                                          -------------------------------------
2000
------------------------------------------
Net Income                                 $ 2,072

Basic Earnings Per Share
  Income Available to Common Shareholders  $ 2,072       1,899,702     $ 1.09

Effect of Dilutive Securities
 Stock Options                                               2,121
                                          -------------------------------------

Diluted Earnings Per Share
  Income Available to Common Shareholders
  plus Assumed Exercise of Options         $ 2,072       1,901,823     $ 1.09
                                          -------------------------------------

1999
------------------------------------------
Net Income                                $ 3,282

Basic Earnings Per Share
  Income Available to Common Shareholders $ 3,282        1,875,320     $ 1.75

Effect of Dilutive Securities
 Stock Options                                               3,457
                                          -------------------------------------
Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options       $ 3,282        1,878,777     $ 1.74
                                          -------------------------------------

1998
------------------------------------------
Net Income                                $ 3,032

Basic Earnings Per Share
  Income Available to Common Shareholders $ 3,032        1,895,304     $ 1.60

Effect of Dilutive Securities
  Stock Options                                              8,239
                                          -------------------------------------
Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options       $ 3,032        1,903,543     $ 1.59
                                          -------------------------------------

Average common shares outstanding in 2000, 1999 and 1998 do not include 55,174, 59,428 and 27,407, respectively, of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been retroactively restated to reflect the three 5% stock dividends of June, 2000, 1999 and 1998.

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
                 CONCENTRATIONS OF CREDIT RISK

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

     The contract or notional amounts as of December 31, 2000 and 1999 are as follows.

      Financial instruments whose contract amounts represent credit risk:
                                            2000          1999
        Commitments to extend credit     $ 31,773      $ 36,119
        Standby letters of credit        $  2,222      $  2,164

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

     When deemed necessary, collateral held by the Bank for financial instruments varies, but may include personal or commercial real estate, accounts receivable, inventory, equipment, certificates of deposit or marketable securities. The extent of collateral held for any one financial instrument ranges up to 100%. The average collateral held on financial instruments was 67.0% as of December 31, 2000.

     The Bank grants commercial, real estate and installment loans to customers primarily in Northampton, Monroe and Lehigh Counties, Pennsylvania. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of Northampton, Monroe and Lehigh Counties.

     At December 31, 2000, the Bank had residential real estate loans outstanding totaling $128,862,000, which was 56.8% of total loans. The Bank also had real estate related commercial loans outstanding at December 31, 2000 totaling $27,206,000, which was 12.0% of total loans. Loans to various borrowers for land development totaling $2,153,000 are included in the Bank's total real estate commercial loans. These loans represented 7.9% of the total real estate related commercial loans. Loans to individuals for recreational vehicles totaled $26,165,000 at December 31, 2000. This was 11.5% of total loans and 49.3% of the Bank's consumer and installment loans which totaled $53,062,000 at December 31, 2000.

NOTE R - REGULATORY MATTERS

     The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2000, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $2,092,000.

     Restrictions on cash and due from bank accounts are placed upon the banking subsidiary by the Federal Reserve Bank. Certain amounts of reserve balances are required to be on hand or on deposit at the Federal Reserve Bank based upon deposit levels and other factors. The average and year-end amount of the reserve balance for 2000 was approximately $6,706,000 and $7,421,000, respectively. For 1999, the average reserve balance was $6,150,000 and the year-end amount was $6,558,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the allowance for possible loan losses. Management believes that, as of December 31, 2000, the Company and the Bank met all capital adequacy requirements to which they were subject.

     As of December 15, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The following table provides a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated

CAPITAL RATIOS

                                                                  To Be Well
                                                                 Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 2000        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $35,733   15.16%   $18,862   8.00%      ---    ---
  Bank                      $31,161   13.03%   $19,127   8.00%  $23,909  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $33,313   14.13%   $ 9,431   4.00%      ---    ---
  Bank                      $28,750   12.02%   $ 9,564   4.00%  $14,345   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $33,313   8.00%    $16,654   4.00%      ---    ---
  Bank                      $28,750   6.95%    $16,557   4.00%  $20,697   5.00%


                                                                   To Be Well
                                                                  Capitalized
                                                 Required        Under Prompt
                                                For Capital       Corrective
                                Actual           Purposes         Provisions
(Dollars in Thousands)
 At December 31, 1999        Amount   Ratio     Amount   Ratio   Amount  Ratio
Total Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $34,329   16.67%   $16,477   8.00%      ---    ---
  Bank                      $30,831   15.00%   $16,446   8.00%  $20,557  10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
  Company, (Consolidated)   $31,892   15.48%   $ 8,239   4.00%      ---    ---
  Bank                      $28,194   13.71%   $ 8,223   4.00%  $12,334   6.00%

Tier 1 Capital
(To Average Assets,
 Leverage)
  Company, (Consolidated)   $31,892   8.32%    $15,324   4.00%      ---    ---
  Bank                      $28,194   7.41%    $15,210   4.00%  $19,012   5.00%


NOTE S - EQUITY TRANSACTIONS

     The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on June 22, 2000 to all shareholders of record at the close of business on June 2, 2000. On June 24, 1999, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on June 4, 1999. The Company also paid a 5% stock dividend on June 25, 1998 to shareholders of record on June 5, 1998. Fractional shares on these stock dividends were paid in cash. The number of shares and earnings per share as stated in the following discussion of the shares issued under the Dividend Reinvestment and Stock Purchase Plan have been restated to reflect these 5% stock dividends.

     A Dividend Reinvestment and Stock Purchase Plan was established in 1988. The Plan provides the holders of common stock with a method to invest their cash dividends and voluntary cash payments of not less than $100 or more than $1,000 per quarter in additional shares of the Company's common stock. Under this plan, shares are sold, in general, at a discounted price of 5% below the average of the high bid and asked price for the Company's common stock on the trading day immediately preceding the investment date. In 2000, 21,646 common new shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $14.44 per share for total proceeds of $313,000. In 1999, 15,814 common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $19.98 for proceeds of $316,000.

NOTE T - FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the estimated fair value of their assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments (other than available-for-sale) to maturity and to not engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

     Fair values have been estimated using data which management considered the best available, as generally provided in the Company's FRY-9C Regulatory Reports, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies and resulting fair values, and recorded carrying amounts at December 31, 2000 and 1999 were as follows.

     Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices.

                                         2000                     1999
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value   Amount
Cash and cash equivalents        $  17,738 $  17,738      $  16,272 $  16,272
Investment securities              183,935   184,001        151,479   152,243


     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand).


                                         2000                     1999
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value   Amount
Assets:
 Interest-bearing deposits
  with banks                     $      95 $      95       $  5,589  $  5,589
Liabilities:
 Deposits with stated
  maturities                       173,828   173,220        154,771   156,584
 Deposits with no stated
  maturities                       139,252   179,971        167,691   167,896
 Securities sold under
  agreements to repurchase           7,215     7,215          1,730     1,730
 Short-term debt                     5,695     5,695             --        --
 Long-term debt                     34,068    34,000         29,519    30,000

     The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the approximate current market rates adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

                                         2000                     1999
                                 Estimated  Carrying      Estimated  Carrying
                                Fair Value   Amount      Fair Value    Amount
Total loans                      $233,994   $226,944      $199,738   $202,258

     There is no material difference between the carrying amount and the estimated fair value of off-balance-sheet items totaling $33,995,000 at December 31, 2000 and $38,283,000 at December 31, 1999 which were primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107

NOTE U - QUARTERLY FINANCIAL DATA (Unaudited)

     The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to reflect retroactively the 5% stock dividends of June, 2000, June, 1999 and June, 1998.

QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in Thousands)
except per share data

                                             Three Months Ended
      2000                      Dec. 31     Sept. 30     June 30     March 31

Interest  income                $7,791       $7,471      $7,169       $6,856
Net interest income              3,946        3,851       3,837        3,706
Provision for possible
 loan losses                       125          125         125           --
Net gain on sale
of securities and mortgages         20           56         110           47
Income (loss) before income taxes (150)         724         744        1,024
Net income                      $   54       $  603      $  619       $  796
Basic net income per share      $ 0.03       $ 0.32      $ 0.32       $ 0.42
Diluted net income per share    $ 0.03       $ 0.32      $ 0.32       $ 0.42


     1999                      Dec. 31     Sept. 30     June 30     March 31

Interest  income                $6,705       $6,934      $6,490       $6,224
Net interest income              3,683        3,980       3,685        3,556
Provision for possible
 loan losses                       125           --         125          125
Net gain on sale
of securities and mortgages          9           59         358          294
Income before income taxes         845        1,161       1,208          997
Net income                      $  687       $  885      $  925       $  785
Basic net income per share      $ 0.37       $ 0.47      $ 0.50       $ 0.42
Diluted net income per share    $ 0.37       $ 0.47      $ 0.49       $ 0.42

NOTE V  -  FIRST COLONIAL GROUP, INC.
(PARENT COMPANY ONLY)

-----------------------------------------------------------------------
CONDENSED BALANCE SHEETS
December 31,                                   2000               1999
-----------------------------------------------------------------------
ASSETS

  Cash and Due from Banks                  $     31           $     14
  Interest-Bearing Deposits
    with Banks                                  609                369
  Loan to Banking Subsidiary                  1,000              1,000
  Investment in Banking
    Subsidiary                               28,937             24,544
  Investment in Other
    Subsidiary                                4,343              3,680
  Other Assets                                   20                 35
                                           ---------          ---------
    TOTAL ASSETS                           $ 33,521           $ 29,642

LIABILITIES

  Long-Term Debt                           $  1,377           $  1,320
  Other Liabilities                              42                 79
                                            --------          ---------
    TOTAL LIABILITIES                         1,419              1,399
SHAREHOLDERS' EQUITY                         33,521             28,243
                                           ---------          ---------
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $ 34,940           $ 29,642


-------------------------------------------------------------------------------
CONDENSED STATEMENT OF INCOME
For the Year Ended December 31,             2000          1999         1998
-------------------------------------------------------------------------------
INCOME

  Dividends from Subsidiaries            $ 1,405        $1,321      $   688
  Interest on Loan
    to Subsidiary                             97            85           89
  Interest on Deposits
    with Banks                                13             6            5
                                         -------         ------      ------
      TOTAL INCOME                         1,515         1,412          782
                                         -------         ------      ------
EXPENSES

  Interest on Long-Term Debt                 121           105           39
  Other Expenses                              39            81           94
                                         -------         -----       ------
     TOTAL EXPENSES                          160           186          133
                                         -------         -----       ------
Income Before Taxes and
  Equity in Undistributed Net
  Earnings of Subsidiaries                 1,355         1,226          649
Federal Income Tax (Credit)                  (17)          (32)         (12)
                                         -------         -----       ------
Income Before Equity in
  Undistributed Net Earnings
  of Subsidiaries                          1,372         1,258          661
Equity in Undistributed Net
  Earnings of Subsidiaries                   700         2,024        2,371
                                         -------       -------      -------
  NET INCOME                             $ 2,072       $ 3,282      $ 3,032
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31,           2000            1999           1998
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                            $ 2,072         $ 3,282        $ 3,032
  Adjustments to Reconcile
    Net Income to Net Cash
    Provided by Operating
      Activities:
 Distribution in Excess
      of Undistributed Net
      Earnings of Subsidiaries             (687)         (2,005)        (2,467)
Changes in Assets and
  Liabilities:
  (Increase) Decrease in
    Interest-Bearing Deposits
    with Banks                             (240)           (239)           774
  (Increase) Decrease in
    Other Assets                             15             (22)            (1)
  Increase (Decrease) in
    Other Liabilities                       (47)              1             28
                                        -------         -------          ------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    1,113           1,017          1,366
                                        -------         -------         ------
INVESTING ACTIVITIES
  Capital Contribution to
    Bank Subsidiary                           -               -           (500)
                                        --------         -------         ------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                        -               -           (500)
                                        --------         -------         ------
FINANCING ACTIVITIES
  Increase in Long-Term Debt                  57            885             45
  Increase in ESOP Debt                      (57)          (885)           (45)
  Proceeds from the Sale of
    Treasury Stock                             -              -             94
  Proceeds from Issuance
    of Common Stock                          312            302            333
  Cash Dividends Paid                     (1,406)        (1,321)        (1,275)
  Cash in Lieu of
    Fractional Shares                         (2)            (4)            (6)
                                        --------         ------         -------
NET CASH USED IN
  FINANCING ACTIVITIES                    (1,096)        (1,023)          (854)
                                        --------         ------         -------
Increase (Decrease) in Cash
  and Cash Equivalent                         17             (6)            12
Cash and Cash Equivalent,
  January 1,                                  14             20              8
                                        --------         ------         -------
Cash and Cash Equivalent,
  December 31,                          $     31         $   14         $   20

-------------------------------------------------------------------------------

                              INVESTOR INFORMATION


First Colonial Group, Inc.
76 South Main Street
Nazareth, PA   18064

ANNUAL SHAREHOLDERS' MEETING

     The annual shareholders' meeting will be held on Thursday, May 17, 2001 at 9 a.m. at the Bethlehem Holiday Inn, Routes 22 and 512, Bethlehem, Pennsylvania 18017.

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

STOCK INFORMATION

     First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 2000, there were 772 shareholders of record.

     The declaration and payment of dividends is at the sole discretion of the Board of Directors, and their amount depends upon the earnings, financial condition, and capital needs of the Company and the Bank and certain other factors including restrictions arising from Federal banking laws and regulations (see "Note R - Regulatory Matters" in the "Notes to Consolidated Financial Statements") and a certain loan agreement (see "Note H- Long-Term Debt" in the "Notes to Consolidated Financial Statements").

     The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price in December, 2000 was $13.50 and in December, 1999 was $16.55. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of June 2000 and June 1999.

1999

     First Quarter     $26.30          $20.87         $ 0.1724
     Second Quarter     22.86           19.72           0.1724
     Third Quarter      23.10           17.62           0.1810
     Fourth Quarter     19.05           16.37           0.1810
                                                      --------
     TOTAL                                            $ 0.7068

2000

     First Quarter     $18.69          $14.05         $ 0.1810
     Second Quarter     16.33           12.26           0.1810
     Third Quarter      17.00           12.00           0.1900
     Fourth Quarter     16.50           12.75           0.1900
                                                      --------
     TOTAL                                            $ 0.7420

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

INVESTMENT CONSIDERATIONS

     In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the information contained in this Annual Report and certain investment considerations and other information described in the Company's Form 10-K for the year ended December 31, 2000.

FORM 10-K

     Shareholders, analysts and others seeking a copy of Form 10-K without charge (except for exhibits) or additional financial information about First Colonial Group, Inc. should send a written request to:

                  Reid L. Heeren, Vice President
                  First Colonial Group, Inc.
                  76 South Main Street
                  Nazareth, PA   18064

MARKET MAKERS

     The following investment brokerage houses currently make a market in First Colonial Group, Inc. common stock: F. J. Morrissey & Co., Inc.; Monroe Securities, Inc.; Ryan, Beck & Co.; and Spear Leeds & Kellogg Capital Markets.

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

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets for the Years Ended
         12/31/00 and 12/31/99

         Consolidated Statements of Income and Comprehensive Income for the Years Ended 12/31/00, 12/31/99 and 12/31/98

         Consolidated Statement of Changes in Shareholders' Equity for the Years Ended 12/31/00, 12/31/99 and 12/31/98

         Consolidated Statements of Cash Flows for the Years Ended 12/31/00, 12/31/99 and 12/31/98

         Notes to Consolidated Financial Statements

2.     Exhibits:

       Number       Title                                              Page No.
       ------       -----                                              --------

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

      * 10.6 (3)    First Colonial Group, Inc. Stock Option Plan.

        10.7        Intentionally Omitted

      * 10.8 (8)    Restated Optional Deferred Salary Plan (401(k)).

      * 10.9 (10)   1994 Stock Option Plan for Non-Employee Directors,
                    as amended

       *10.10 Severance Agreement dated January 1, 2001 by and between the Bank and S. Eric Beattie

       *10.11 Severance Agreement dated January 1, 2001 by and between the Bank and Reid L. Heeren

       *10.12 (9)   Severance agreement dated July 19, 1994 by and between
                    the Bank and Arthur Williams

       *10.12.1 (12) Amendment No. 1 to Severance Agreement by and between the Board and Arthur Williams

        Number      Title                                             Page No.
        ------      -----                                             --------
       *10.14 (10)  Amendment No. 1 dated September 27, 1994 to the
                    Bank's Employee Stock Ownership Plan

       *10.15 (10)  Amendment No. 1 dated September 22, 1994 to the
                    Optional Deferred Salary Plan (401K)

       *10.16 (11)  Amendment Number 1 to the 1994 Stock Option Plan
                    for Non-Employee Directors

       *10.17 (11)  1996 Employee Stock Option Plan

       *10.18 Severance Agreement dated January 1, 2001 by and between the Board and Tomas J. Bamberger

        10.19 (14)  Loan Agreement dated April 22, 1998 by and between
                    First C. G. Company and the Employee Stock Ownership
                    Plan

        10.20 Severance Agreement dated January 1, 2001 by and between the Board and Robert McGovern

        10.21 (16)  Loan Agreement dated February 8, 1999 by and between
                    First C. G. Company and the Employee Stock Ownership Plan

        10.22 Loan Agreement dated October 19, 2000 by and between First C. G. Company and the Employee Stock Ownership Plan

        10.23 Loan Agreement dated December 22, 2000 by and between First C. G. Company and the Employee Stock Ownership Plan

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

(12) Incorporated by reference by the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1996.

(13) Incorporated by reference by the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1997.

(14) Incorporated by reference by the Company's Annual Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 1998.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-11526) for the quarter ended June 30, 1999.

(16) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 1999.

(b)    Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST COLONIAL GROUP, INC.

Dated:  March 30, 2001                      By:  /s/  S. Eric Beattie
                                            ------------------------------------
                                                  S. ERIC BEATTIE, President
                                                  and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:       /s/ Richard Stevens, III
          -----------------------------------------------------------
          RICHARD STEVENS, III
          Chairman of the Board
          and Director
          March 30, 2001

By:       /s/  S. Eric Beattie
          -----------------------------------------------------------
          S. ERIC BEATTIE
          President, Chief Executive Officer
          and Director (Principal Executive Officer)
          March 30, 2001

By:       /s/  Reid L. Heeren
          -----------------------------------------------------------
          REID L. HEEREN
          Executive Vice President and Treasurer
          (Principal Financial Officer and
          Principal Accounting Officer)
          March 30, 2001

By:       /s/  Robert J. Bergren
          -----------------------------------------------------------
          ROBERT J. BERGREN
          Director
          March 30, 2001

By:       /s/ Christian F. Martin, IV
          -----------------------------------------------------------
          CHRISTIAN F. MARTIN, IV
          Director
          March 30, 2001

By:       /s/  Gordon B. Mowrer
          -----------------------------------------------------------
          GORDON B. MOWRER
          Director
          March 30, 2001

By:       /s/ Daniel B. Mulholland
          -----------------------------------------------------------
          DANIEL B. MULHOLLAND
          Director
          March 30, 2001

By:       /s/ Charles J. Peischl
          -----------------------------------------------------------
          CHARLES J. PEISCHL, ESQUIRE
          Director
          March 30, 2001

By:       /s/ John H. Ruhle, Jr.
          -----------------------------------------------------------
          JOHN H. RUHLE, JR.
          Director
          March 30, 2001

By:       /s/ Maria Zumas Thulin
          -----------------------------------------------------------
          MARIA Z. THULIN
          Director
          March 30, 2001