Form 10-Q
period 2001-03-31
FIRST COLONIAL GROUP INC
filed 2001-05-14
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
(Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           PENNSYLVANIA                                     23-2228154
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

   76 S. MAIN ST., NAZARETH, PA                                 18064
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES X      NO _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 1,967,920 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON MARCH 31, 2001

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES


                                     INDEX

PART I  -  FINANCIAL INFORMATION                                        PAGE NO.

     ITEM 1  -       Financial Statements

         Consolidated Balance Sheet                                         2
         Consoliated Statement of Income                                    3
         Consolidated Statement of Changes in Shareholders' Equity          4
         Consolidated Statement of Cash Flows                               5
         Notes to Consolidated Financial Statements                         6

     ITEM 2 -        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          8


     ITEM 3  -       Quantitative and Qualitative Discussion About
                     Market Risk                                           22


PART II  -  OTHER INFORMATION

     ITEM 1  -       Legal Proceedings                                     23

     ITEM 5  -       Other Information                                     23

     ITEM 6  -       Exhibits and Reports on Form 8-K                      23


SIGNATURES                                                                 24

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                 FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                           (Dollars in Thousands)
                                                 (Unaudited)

                                                                           March 31              Dec. 31
                                                                             2001                  2000
                                                                      ----------------      ---------------
ASSETS
  Cash and Due From Banks                                                    $ 14,385             $ 17,738
  Federal Funds Sold                                                                -                    -
                                                                      ----------------      ---------------
    Total Cash and Cash Equivalents                                            14,385               17,738
  Interest-Bearing Deposits With Banks                                             40                   95
  Investment Securities Held-to-Maturity
    (Fair Value: March 31, 2001 $22,861
     Dec. 31, 2000 - $19,906)                                                  22,666               19,972
  Securities Available-for-Sale at Fair Value                                 159,590              164,029
  Mortgage Loans Held-for-Sale                                                  1,305                    -
  Total Loans                                                                 231,188              226,944
  LESS:  Allowance for Possible Loan Losses                                    (2,322)              (2,411)
                                                                      ----------------      ---------------
  Net Loans                                                                   228,866              224,533
  Premises and Equipment, Net                                                   6,662                6,832
  Accrued Interest Income                                                       3,236                3,826
  Other Real Estate Owned                                                         268                  325
  Other Assets                                                                  8,219                5,701
                                                                      ----------------      ---------------
    TOTAL ASSETS                                                            $ 445,237             $443,051
                                                                      ----------------      ---------------

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                                            $ 49,025             $ 48,748
    Interest-Bearing Deposits                                                 298,791              304,442
                                                                      ----------------      ---------------
      Total Deposits                                                          347,816              353,190
  Securities Sold Under Agreements to Repurchase                               14,999                7,215
  Short-Term Debt                                                               4,300                5,695
  Long-Term Debt                                                               34,000               34,000
  Accrued Interest Payable                                                      4,493                5,002
  Other Liabilities                                                             5,001                4,428
                                                                      ----------------      ---------------
    TOTAL LIABILITIES                                                         410,609              409,530

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued                                        -                    -
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued - 1,967,920 shares at March 31, 2001
    and 1,962,699 shares at Dec. 31, 2000                                       9,840                9,814
  Additional Paid in Capital                                                   17,006               16,957
  Retained Earnings                                                             8,534                8,090
  Employee Stock Ownership Plan Debt                                           (1,377)              (1,377)
  Accumulated Other Comprehensive Income                                          625                   37
                                                                      ----------------      ---------------

Total Shareholders' Equity                                                     34,628               33,521
                                                                      ----------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 445,237             $443,051
                                                                      ----------------      ---------------


See accompanying notes to interim consolidated financial statements.

                                       CONSOLIDATED STATEMENTS OF INCOME
                                            (Dollars in Thousands)
                                                  (Unaudited)

                                                                           Three Months Ended
                                                                  Mar. 31                       Mar. 31
                                                                   2001                          2000
                                                            --------------------           ------------------
INTEREST INCOME:
   Interest and Fees on Loans                                           $ 4,735                      $ 4,182
   Investment Securities Income
     Taxable                                                              2,472                        2,279
     Tax-Exempt                                                             405                          363
   Interest on Deposits with Banks and
     Federal Funds Sold                                                      23                           32
                                                            --------------------           ------------------
        Total Interest Income                                             7,635                        6,856
                                                            --------------------           ------------------
INTEREST EXPENSE:
   Interest on Deposits                                                   3,044                        2,580
   Interest on Short-Term Borrowing                                         149                          116
   Interest on Long-Term Debt                                               514                          454
                                                            --------------------           ------------------
        Total Interest Expense                                            3,707                        3,150
                                                            --------------------           ------------------
NET INTEREST INCOME:                                                      3,928                        3,706
   Provision for Possible Loan Losses                                       100                            -
                                                            --------------------           ------------------
     Net Interest Income After Provision
        For Possible Loan Losses                                          3,828                        3,706
                                                            --------------------           ------------------
OTHER INCOME:
   Trust Revenue                                                            341                          329
   Service Charges on Deposit Accounts                                      516                          451
   Investment Securities Gains, Net                                         137                           46
   Gains on the Sale of Mortgage Loans                                        -                            1
   Other Operating Income                                                   179                          208
                                                            --------------------           ------------------
        Total Other Income                                                1,173                        1,035
                                                            --------------------           ------------------
OTHER EXPENSES:
   Salaries and Employee Benefits                                         1,821                        1,802
   Net Occupancy and Equipment Expense                                      628                          572
   Other Operating Expenses                                               1,569                        1,343
                                                            --------------------           ------------------
        Total Other Expenses                                              4,018                        3,717
                                                            --------------------           ------------------

Income Before Income Taxes                                                  983                        1,024
Provision for Income Taxes                                                  178                          228
                                                            --------------------           ------------------

NET INCOME                                                                  805                        $ 796
                                                            ====================           ==================
Per Share Data
     Basic Net Income                                                    $ 0.42                       $ 0.42
                                                            ====================           ------------------
     Diluted Net Income                                                  $ 0.42                       $ 0.42
                                                            ====================           ------------------
     Cash Dividends                                                      $ 0.19                       $ 0.18
                                                            ====================           ==================


See accompanying notes to interim consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands), (Unaudited)                 Additional                                     Accumulated
For the Three Months Ended              Common        Paid-In        Retained         ESOP     Other Comprehensive
 March 31, 2001                         Stock         Capital        Earnings         Debt           Income             Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000          $ 9,814         $16,957          $8,090       $ (1,377)           $ 37           $33,521

Comprehensive Income
   Net Income                                                             805                                              805
   Change in Unrealized
    Securities Gains, Net                                                                                588               588
                                                                                                                   ------------
Total Comprehensive Income                                                                                               1,393
Sale of Common Stock under
   Dividend Reinvestment
    Plan (5,221 shares)                    26              49                                                               75
Cash Dividends Paid                                                      (361)                                            (361)
                                 -------------    ------------    ------------   ------------    ------------      ------------
Balance at March 31, 2001             $ 9,840         $17,006          $8,534       $ (1,377)          $ 625           $34,628

---------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to interim consolidated financial statements.

                                            FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in Thousands)
                                                            (Unaudited)

                                                                                               Three Months Ended
OPERATING ACTIVITIES                                                              March 31, 2001                  March 31, 2000
                                                                             ---------------------           ---------------------
Net Income                                                                                  $ 805                           $ 796
Adjustments to Reconcile Net Income to Net Cash (Used In)
    Provided by Operating Activities:
      Provision for Possible Loan Losses                                                      100                               -
      Depreciation and Amortization                                                           287                             261
      Amortization of Security Discounts                                                     (158)                            (95)
      Amortization of Security Premiums                                                        62                              61
      Amortization of Deferred Fees on Loans                                                  152                             117
      Gain on Sale of Other Real Estate Owned                                                 (39)                             (7)
      Mortgage Loans Originated for Sale                                                   (1,305)                            (71)
      Mortgage Loan Sales                                                                       -                              71
      Gain on Sale of Mortgage Loans                                                            -                              (1)
      Investment Securities Gains, Net                                                       (137)                            (46)
    Changes in Assets and Liabilities:
      Decrease in Accrued Interest Income                                                     590                             194
      Decrease in Accrued Interest Payable                                                   (509)                           (445)
      Increase in Other Assets                                                             (2,449)                           (174)
      Increase in Other Liabilities                                                           160                              39
                                                                             ---------------------           ---------------------
Net Cash (Used In) Provided By Operating Activities:                                       (2,441)                            700
                                                                             ---------------------           ---------------------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale                                  22,682                           3,249
Proceeds from Maturities of Securities Held-to-Maturity                                       302                             314
Proceeds from Sales of Securities Available-for-Sale                                          587                              47
Purchase of Securities Available-for-Sale                                                 (18,263)                        (17,582)
Purchase of Securities Held-to-Maturity                                                    (2,440)                              -
Net Decrease in Interest Bearing Deposits With Banks                                           55                           5,525
Net Increase in Loans                                                                      (4,853)                         (2,675)
Purchase of Premises and Equipment, Net                                                       (75)                           (350)
Proceeds from Sale of Other Real Estate Owned                                                 364                              22
                                                                             ---------------------           ---------------------
Net Cash Used In Investing Activities                                                      (1,641)                        (11,450)
                                                                             ---------------------           ---------------------
FINANCING ACTIVITIES
Net Increase (Decrease) in Interest and Non-Interest
  Bearing Demand Deposits and Savings Accounts                                              1,856                            (265)
Net Decrease in Certificates of Deposit                                                    (7,230)                         (4,569)
Net (Decrease) Increase in Short-Term Debt                                                 (1,395)                          7,730
Net Increase in Repurchase Agreements                                                       7,784                           5,815
Proceeds from Issuance of Stock                                                                75                              76
Cash Dividends Paid                                                                          (361)                           (341)
                                                                             ---------------------           ---------------------

Net Cash Provided by Financing Activities                                                     729                           8,446
                                                                             ---------------------           ---------------------

Decrease in Cash and Cash Equivalents                                                      (3,353)                         (2,304)
Cash and Cash Equivalents, January 1,                                                      17,738                          16,272
                                                                             ---------------------           ---------------------
Cash and Cash Equivalents, March 31,                                                     $ 14,385                        $ 13,968
                                                                             ---------------------           ---------------------

See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE A  -  GENERAL

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report for the year ended December 31, 2000.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

NOTE C  -  CASH DIVIDENDS

On February 16, 2001 the Company paid its 2001 first quarter dividend on its common stock of $.19 per share to shareholders of record on February 2, 2001.

On June 22, 2000 the Company paid a 5% stock dividend to shareholders of record on June 2, 2000. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE D -  EARNINGS PER SHARE

The Company calculates earning per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". Basic and diluted earnings per share were calculated as follows:


For the Three Months Ended March 31,                                                    Average
                                                            Income                       Shares                  Per Share
                                                          (numerator)                (denominator)                Amount
                                                      ---------------------------------------------------------------------
2001
------------------------------------------------------
Net Income                                                   $ 805

Basic Earnings Per Share
   Income Available to Common Shareholders                   $ 805                       1,902,736                  $ 0.42

Effect of Dilutive Securities
   Stock Options                                                                             1,917
                                                      ---------------------------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                          $ 805                       1,904,653                  $ 0.42
                                                      ---------------------------------------------------------------------

2000
------------------------------------------------------

Net Income                                                   $ 796

Basic Earnings Per Share
   Income Available to Common Shareholders                   $ 796                       1,884,580                  $ 0.42

Effect of Dilutive Securities
   Stock Options                                                                             3,192
                                                      ---------------------------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                          $ 796                       1,887,772                  $ 0.42
                                                      ---------------------------------------------------------------------


NOTE E  -  COMMITMENTS AND CONTINGENCIES

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

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 2001.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3 - Quantitative and Qualitative Discussion About Market Risk", statements as to litigation and the amount of reserves, statements as to trends, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, and results of litigation. These and other risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

Results of Operations

Basic and diluted earnings per share for the three months ended March 31, 2001 were $0.42 as compared to $0.42 for the corresponding period in 2000. Average basic shares outstanding during this three month period were 1,902,736 in 2001 and 1,884,580 in 2000. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 22, 2000. (see Note
C)

The net income for the three months ended March 31, 2001 was $805,000 compared to $796,000 for the same period in 2000. This was an increase of $9,000 or 1.1%. The earnings increase was attributable in part to an increase in net interest income of $222,000 or 6.0% (see discussion on Net Interest Income), a $46,000 increase in other income exclusive of gains on the sale of available-for-sale securities and the gains on the sale of mortgage loans held-for-sale. Also contributing to higher earnings was a $91,000 increase in the gains on the sale of available-for-sale securities and a $50,000 decrease in Federal income taxes. These were offset in part by a $301,000 or 8.1% increase in total other expenses, an increase of $100,000 in the provision for loan losses and a $1,000 decrease in the gains on the sale of mortgage loans.

Net Interest Income

Net interest income amounted to $3,928,000 for the three months ended March 31, 2001 compared to $3,706,000 for the three months ended March 31, 2000, an increase of $222,000 or 6.0%. This increase was primarily the result of increases in interest earned on loans and investments exceeding the increase paid on deposits and debt. The total interest income earned on loans and investments amounted to $7,635,000 for the first quarter of 2001, an increase of $779,000 or 11.4% over the same period in 2000. The total interest expense paid on deposits and debt was $3,707,000 and $3,150,000 for the three month period ended March 31, 2001 and 2000, respectively. This was an increase in first quarter of 2001 over 2000 of $557,000 or 17.7%.

The fully taxable-equivalent net interest income was $4,152,000 for the first three months of 2001, compared to $3,839,000 for the same period in 2000, an 8.2% or $313,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $468,000 increase related to volume partially reduced by a $155,000 decrease due to interest rates.

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the three months ended March 31, 2001 as compared to the same period in 2000, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

The following table sets forth a "Rate/Volume Analysis" for the three months ended March 31, 2001. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.




                                  RATE / VOLUME ANALYSIS
                                  (Dollars in Thousands)
                                        (Unaudited)

                                                       Three Months Ended
                                                         March 31, 2001
                                                         Over / (Under)
                                                         March 31, 2000

                                             CHANGE DUE TO:
                                                 TOTAL            RATE            VOLUME
                                            ----------------------------------------------
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks                $ (4)           $ 1            $ (5)
Federal Funds Sold                                    (6)            (1)             (5)
Investment Securities                                322             29             293
Loans                                                558             25             533
                                            -------------      ---------        --------
Total Interest Income                              $ 870           $ 54           $ 816
                                            -------------      ---------        --------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs                    $ 24            $ 2            $ 22
Time Deposits                                        440            212             228
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase                60             (2)             62
Short-Term Debt                                      (27)            (2)            (25)
Long-Term Debt                                        60             (1)             61
                                            -------------      ---------        --------
Total Interest Expense                               557            209             348
                                            -------------      ---------        --------

Net Increase in Interest Income                    $ 313         $ (155)          $ 468


Total taxable-equivalent interest income for the three months ended March 31, 2001 grew by $870,000 compared to the same period in 2000, primarily the result of the higher volumes in loans and investment securities. Interest income from loans on a fully-taxable equivalent basis was $558,000 or 13.3% higher during the three months ended March 31, 2001 as compared to the same period in 2000. This increase was comprised of a $533,000 increase due to volume and a $25,000 increase due to rates. Income from investment securities for the three months ended March 31, 2001 increased $322,000 or 11.6% over the same period in 2000. This was comprised of a $293,000 increase due to volume and a $29,000 increase due to rates. Average year-to-date earning assets increased to $409,640,000 at March 31, 2001 from $366,927,000 at March 31, 2000, a $42,713,000 or 11.6%
increase.

Total interest expense grew $557,000 during the first three months of 2001, over the same period in 2000. This growth was principally the result of higher volumes, primarily due to an increase in time deposits, repurchase agreements, and long-term debt. Interest expense attributed to time deposits increased $440,000 during the first three months of 2001, over the first three months of 2000. This was comprised of a $228,000 increase due to volume and a $212,000 increase due to rates. The increase in time deposits was used to finance the earning asset growth.

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

                                             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                                                       (Dollars in Thousands)
                                                             (Unaudited)

Three Months Ended, March 31,                                2001                                           2000
                                    ---------------------------------------------    ----------------------------------------------
                                                           Interest      Average                           Interest        Average
                                             Average       Income/       Yield/           Average           Income/        Yield/
                                             Balance       Expense        Rate            Balance           Expense         Rate
                                    ---------------------------------------------    ----------------------------------------------
ASSETS:
INTEREST-EARNING ASSETS
Interest-Bearing Deposits with Banks         $ 1,428         $ 30          5.60%           $ 1,763            $ 24        5.45%
Federal Funds Sold                               244            3          4.92                549               9        6.56
Investment Securities
     Taxable                                 146,480        2,472          6.75            133,893           2,279        6.81
     Non-Taxable (1)                          34,277          615          7.18             29,525             486        6.58
Loans (1) (2)                                229,667        4,749          8.27            203,698           4,191        8.23
Reserve for Loan Losses                        2,456            -             -             (2,501)              -           -
                                         ------------   ----------    ----------    ---------------    ------------   ---------
Net Loans                                    227,211        4,749          8.36            201,191           4,191        8.33
                                         ------------   ----------                  ---------------    ------------
     Total Interest-Earning Assets           409,640        7,859          7.67            366,927           6,989        7.62
Non-Interest Earning Assets                   30,892            -             -             30,879               -           -
                                         ------------   ----------    ----------    ---------------    ------------   ---------
     TOTAL ASSETS, INTEREST INCOME         $ 440,532        7,859          7.14          $ 397,806           6,989        7.03
                                         ------------   ----------                  ---------------    ------------

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
     Demand Deposits                        $ 54,303          135          0.99           $ 52,170             127        0.97
     Money Market Deposits                    14,277          101          2.83             12,957              91        2.81
     Savings & Club Deposits                  63,611          348          2.19             62,165             342        2.20
     CD's over $100,000                        6,566           99          6.03              4,733              50        4.23
     All Other Time Deposits                 165,168        2,361          5.72            149,558           1,970        5.27
                                         ------------   ----------                  ---------------    ------------
       Total Interest-Bearing Deposits       303,925        3,044          4.01            281,583           2,580        3.66
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase        10,568          101          3.82              4,211              41        3.89
Short-Term Debt                                3,353           48          5.73              4,992              75        6.01
Long-Term Debt                                34,000          514          6.05             30,000             454        6.05
                                         ------------   ----------                  ---------------    ------------
       Total Interst-Bearing Liabilities     351,846        3,707          4.21            320,786           3,150        3.93

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits                 44,836            -             -             41,451               -           -
Other Liabilities                              9,810            -             -              7,722               -           -
                                         ------------   ----------    ----------    ---------------    ------------   ---------
       TOTAL LIABILITIES                     406,492        3,707          3.65            369,959           3,150        3.41
       SHAREHOLDERS' EQUITY                   34,040            -             -             27,847               -           -
                                         ------------   ----------    ----------    ---------------    ------------   ---------
       TOTAL LIABILITIES AND EQUITY        $ 440,532        3,707          3.37          $ 397,806           3,150        3.17
                                         ------------   ----------                  ---------------    ------------

NET INTEREST INCOME                                        $4,152                                           $3,839
                                                        ----------                                     ------------

     Net Interest Spread (3)                                               3.46                                           3.69
     Effect of Interest-Free Sources
       Used to Fund Earnings                                               0.59                                           0.50
     Net Interest Margin (4)                                               4.05%                                          4.19%
                                                                      ----------                                      ---------

(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The tax equivalent adjustments included above are $223,000 and $132,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.

(2) Loan fees of $(112,000) and $(79,000) for the three months ended March 31, 2001 and March 31, 2000, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $827,000 and $1,278,000 for the three months ended March 31, 2001 and March 31, 2000, respectively.

(3) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.

(4) Net interest margin is computed by dividing net interest income by averaging interest-earning assets.

The net interest margin of 4.05% for the three month period ended March 31, 2001, decreased from the 4.19% net interest margin for the first three months of 2000. The yield on interest earning assets was 7.67% during the first three months of 2001 as compared to 7.62% in 2000. The average interest rate paid on interest bearing deposits and other borrowings was 4.21% for the first three months of 2001 as compared to 3.93% in 2000.

Other Income and Other Expenses

Other income for the three months ended March 31, 2001, including service charges, trust revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $1,036,000 as compared to $989,000 for the same period in 2000. This was an increase of $47,000 or 4.8%. This increase was the result of increases in service charges, and trust revenues, reduced in part by a decline in miscellaneous fees and gains from the sale of mortgage loans. In the three month period ended March 31, 2001, service charges were $516,000, a $65,000 or 14.4% increase over the 2000 amount of $451,000. The increase in service charges was due to growth in checking accounts. The Trust revenues were $341,000 for the three months ended March 31, 2001 as compared to $329,000 for the three months ended March 31, 2000, an increase of $12,000 or 3.6%. The revenues from the Investment Management and Trust Division operations increased as a result of growth in Trust accounts. Other miscellaneous income for the three months ended March 31, 2001 was $179,000, a decrease of $29,000 or 13.9% compared to $208,000 for the same period in 2000. The reduction in miscellaneous income was primarily the result of a decrease in rental income on properties held in other real estate owned due to the sale of those assets. There were no gains on the sale of mortgage loans for the three month period ended March 31, 2001 as compared to $1,000 for the same period in 2000.

Total other expenses for the three month period ended March 31, 2001 increased by $301,000 or 8.1% to $4,018,000 over total other expenses for the same period in 2000 of $3,717,000. Included in this increase was a $19,000 or 1.1% increase in salary and benefit expenses which were $1,821,000 as compared to $1,802,000 in 2000. These increases were primarily due to general salary increases of approximately 4% and the additional staff necessitated by the opening of three new branches located in Mount Pocono, Whitehall and Trexlertown and reduced in part by some staff reductions in various operations departments. Occupancy and equipment expenses were $628,000 for the three months ended March 31, 2001 and $572,000 for the three months ended March 31, 2000, an increase of $56,000 or 9.8%. The increase in occupancy expenses were related to the new branches. Other operating expenses for the three month period ended March 31, 2001 were $1,569,000, an increase of $226,000 or 16.8% over the $1,343,000 in other expenses for the same period in 2000. This increase was primarily the result of legal expenses related to the settlement of litigation.

FINANCIAL CONDITION
Assets and Liabilities

Total assets at March 31, 2001 were $445,237,000, representing an increase of $2,186,000 or 0.5% over total assets of $443,051,000 at December 31, 2000.
Deposits decreased by $5,374,000 or 1.5% from $353,190,000 on December 31, 2000 to $347,816,000 on March 31, 2001. Contributing to this decrease in total deposits were decreases in certificates of deposit of $7,230,000 and interest bearing checking deposits of $473,000, partially offset by an increase in savings and money market deposits of $2,051,000 and an increase in non-interest checking deposits of $277,000. Loans outstanding at March 31, 2001 were $231,188,000 as compared to $226,944,000 at December 31, 2000. This was an increase of $4,244,000 or 1.9%. The increase in loans was primarily the result of an increase of $3,052,000 or 4.4% in residential real estate loans and an increase of $1,696,000 or 3.0% in commercial loans. These increases were offset in part by a decrease in consumer loans of $504,000. There were $1,305,000 of residential real estate loans identified as held-for-sale at March 31, 2001. There were no residential real estate loans held-for sale at December 31, 2000. During the first three months of 2001, the Company did not sell any residential real estate loans. The loan to deposit ratio was 66.5% and 64.3% at March 31, 2001 and December 31, 2000.

The Company had long-term debt totaling $34,000,000 at March 31, 2001 and December 31, 2000. Of the loans outstanding at March 31, 2001, $5,000,000 matures in December 2001, $10,000,000 matures in August 2004, $7,000,000 matures in October 2008 and $12,000,000 matures in August 2010. The interest rates associated with these loans are 4.98% variable (at LIBOR plus 3 basis points), 4.86% fixed to October 2003 at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, 6.06% fixed to August 2001 at which time the rate may be converted to 3 month LIBOR plus 15 basis points, if LIBOR is 7.5% or higher, and 6.23% fixed to August 2001 at which time the rate may be converted to 3 month LIBOR plus 15 basis points if LIBOR is 8% or higher, respectively. The loans are secured by the Bank's residential real estate loans and investment securities. These funds were borrowed to improve liquidity and to fund loans.

The Company's Employee Stock Ownership Plan (ESOP) has four loans outstanding totaling $1,377,000 at March 31, 2001 and December 31, 2000. The first loan with an outstanding principal balance of $305,000 is due in 2005. The second loan with an outstanding balance of $900,000 is due in 2018. The third loan with an outstanding balance of $100,000 is due in 2005. The fourth loan with an outstanding balance of $71,875 is due in 2005. The interest is due quarterly on these loans. Principal payments are made annually in October. The interest rate on these loans is at the Bank's prime rate (8.0% at March 31, 2001 and 9.5% at December 31, 2000).

The Bank had short-term borrowings from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000 in the amount of $4,300,000 at March 31, 2001 and $5,695,000 at December 31, 2000.

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

For the first three months of 2001, the provision for loan losses was $100,000. Net charge offs were $213,000 for the three months ended March 31, 2001 compared with $119,000 for the three months ended March 31, 2000. The ratio of the allowance for loan losses to total loans at March 31, 2001 was 1.00% compared to 1.06% at December 31, 2000 and 1.16% at March 31, 2000. This was primarily the result of an increase in total loans to $231,188,000 at March 31, 2001 from $226,944,000 at December 31, 2000. The allowance for possible loan losses at March 31, 2001 totaled $2,322,000, a decrease of $89,000 or 3.7% over the December 31, 2000 amount of $2,411,000 and a decrease of $49,000 or 2.1% over the March 31, 2000 balance of $2,371,000.

At March 31, 2001, $82,000 of the allowance for possible loans losses was allocated to impaired loans.

Transactions in the allowance for loan losses were as follows:


                                                     2001                        2000
                                              --------------------       ---------------------
Balance, January 1,                                   $ 2,411,000                 $ 2,437,000
Provision charged to Operating Expenses                   100,000                           -
Loans Charged Off                                        (213,000)                   (119,000)
Recoveries                                                 24,000                      53,000
                                              --------------------       ---------------------
Balance, March 31,                                    $ 2,322,000                 $ 2,371,000

The following table sets forth an allocation of the allowance for loan losses by loan category:

                     At March 31, 2001
---------------------------------------------------------

Commercial                                     $ 671,000
Residential Real Estate                          334,000
Consumer                                         882,000
Unallocated                                      435,000
                                     --------------------

     Total                                   $ 2,322,000

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

Total non-performing loans (non-accruing loans and loans past due over 90 days) amounted to $2,319,000 at March 31, 2001 as compared to $2,517,000 at December 31, 2000 and $3,259,000 at March 31, 2000. The ratio of non-performing loans to total loans was 1.00% and 1.59% at March 31, 2001 and 2000, respectively. The decrease in this ratio is primarily the result of a decrease in total non-performing loans due to collection efforts.

Non-accruing loans at March 31, 2001 of $749,000 decreased from the December 31, 2000 amount of $1,048,000 and the March 31, 2000 level of $1,272,000. The amount of decrease from December 31, 2000 to March 31, 2001 was $299,000. This decrease was primarily the result of collection efforts. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 2001, loans past due 90 days or more and still accruing interest were $1,570,000 compared to $1,469,000 at December 31, 2000 and $1,987,000 at March 31, 2000. The $101,000 increase in loans past due 90 days from December 31, 2000 to March 31, 2001 was the result of increases in commercial, mortgage and consumer loans past due 90 days or more.

Non-Performing Loans

                                                   March 31,           December 31,           March 31,
                                                      2001                 2000                 2000
--------------------------------------------------------------------------------------------------------
Non-accrual loans on a cash basis                   $ 749,000         $ 1,048,000           $ 1,272,000
Non-accrual loans as a percentage
   of total loans                                       0.32%               0.46%                 0.62%
Accruing loans past due 90 days or more           $ 1,570,000         $ 1,469,000           $ 1,987,000
Accruing loans past due 90 days or more
   as a percentage of total loans                       0.68%               0.65%                 0.97%
Allowance for loan losses to
   nonperforming loans                                100.13%              95.79%                72.75%
Nonperforming loans to total loans                      1.00%               1.11%                 1.59%
Allowance for loan losses to total loans                1.00%               1.06%                 1.16%
--------------------------------------------------------------------------------------------------------

There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans.

Other Real Estate Owned

Other Real Estate Owned at March 31, 2001 of $268,000 decreased from the December 31, 2000 level of $325,000. This $57,000 decrease was primarily the sale of some residential and commercial real estate properties.

Investment Securities

The Company had $159,590,000 in available-for-sale securities at March 31, 2001 with a net unrealized gain of $625,000. At December 31, 2000 available-for-sale securities amounted to $164,029,000 with a net unrealized gain of $37,000.

During the three month period ended March 31, 2001, $587,000 of securities available-for-sale were sold for a net gain of $137,000 as compared to $47,000 of securities available-for-sale were sold for a net gain of $46,000 for the same time period in 2000.

Held-to-maturity securities totaling $22,666,000 at March 31, 2001 are carried at cost. At December 31, 2000, the held-to-maturity securities totaled $19,972,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at March 31, 2001, did not hold any securities identified as derivatives.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of March 31, 2001, the Company and the Bank met all capital adequacy requirements to which they were subject.

CAPITAL RATIOS

-------------------------------------------------------------------------------------------------------------------------------
                                                                        Required                     Te Be Well Capitalized
                                                                       For Capital                   Under Prompt Corrective
                                            Actual                   Adequacy Purposes                 Action Provisions
                                 ---------------------------      ------------------------        ---------------------------
(Dollars in Thousands)
  At March 31, 2001                  Amount        Ratio            Amount       Ratio              Amount             Ratio
-------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)            $ 37,025      16.02%           $18,487       8.00%                   -
    Bank                               $ 31,423      13.72%           $18,319       8.00%             $22,899           10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)            $ 34,703      15.02%            $9,243       4.00%                   -
    Bank                               $ 29,101      12.71%            $9,160       4.00%             $13,739            6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)            $ 34,703       7.88%           $17,616       4.00%                   -
    Bank                               $ 29,101       6.66%           $17,481       4.00%             $21,852            5.00%

-------------------------------------------------------------------------------------------------------------------------------
                                                                        Required                     Te Be Well Capitalized
                                                                       For Capital                   Under Prompt Corrective
                                            Actual                   Adequacy Purposes                 Action Provisions
                                 ---------------------------      ------------------------        ---------------------------
(Dollars in Thousands)
  At December 31, 2000               Amount        Ratio            Amount       Ratio              Amount             Ratio
-------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)            $ 35,733      15.16%           $18,862       8.00%                   -
    Bank                               $ 31,161      13.03%           $19,127       8.00%             $23,909           10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)            $ 33,313      14.13%            $9,431       4.00%                   -
    Bank                               $ 28,750      12.02%            $9,564       4.00%             $14,345            6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)            $ 33,313       8.00%           $16,654       4.00%                   -
    Bank                               $ 28,750       6.95%           $16,557       4.00%             $20,697            5.00%

-------------------------------------------------------------------------------------------------------------------------------


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

At March 31, 2001, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $14,425,000, and securities maturing within one year totaled $3,221,000. At December 31, 2000, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $17,833,000, and securities maturing within one year were $2,346,000. Securities sold under an agreement to repurchase totaled $14,999,000 at March 31, 2001 and $7,215,000 at December 31, 2000. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $16,000 at March 31, 2001 and $94,000 at December 31, 2000. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were no Federal funds sold at March 31, 2001 and December 31, 2000.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at September 30, 2000, subject to certain collateral requirements. The Bank had short-term (overnight) borrowings against this line of $4,300,000 at March 31, 2001 and $5,695,000 at December 31, 2000.
The Bank had long-term borrowings from the Federal Home Loan Bank at March 31, 2001 and December 31, 2000 totaling $34,000,000.

Cash flows for the three months ended March 31, 2001 consisted of cash used by operating activities of $2,441,000 and cash used in investing activities of $1,641,000, offset in part by cash provided by financing activities of $729,000 resulting in a decrease in cash and cash equivalents of $3,353,00.

Cash used by operating activities was the result of an increase in other assets of $2,449,000, which includes an increase of $660,000 in pre-paid expenses and a $1,600,000 increase in various accounts receivable, mortgage loans originated for sale of $1,305,000, a decrease in accrued interest payable of $509,000 and amortization of security discounts of $158,000, partially offset by net operating income of $805,000, an decrease in accrued interest income of $590,000, depreciation and amortization of $287,000, amortization of deferred fees on loans and security premiums of $152,000 and $62,000, respectively, an increase in other liabilities of $160,000 and a provision for possible loan losses of $100,000.

Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $18,263,000 and $2,440,000, respectively, and a net increase in loans of $4,853,000, partially offset by proceeds from maturities of securities available-for-sale and held-to-maturity of $22,682,000 and $302,000, respectively, proceeds from sales of securities available-for-sale of $587,000 and proceeds from the sale of other real estate owned of $364,000.

Cash provided by financing activities consisted principally of an increase in repurchase agreements of $7,784,000 and an increase in interest and non-interest bearing demand deposits and savings accounts of $1,856,000, partially offset by a decrease in certificates of deposit of $7,230,000, a decrease in short term debt of $1,395,000 and the payment of cash dividends of $361,000.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at March 31, 2001 was $34,628,000 as compared to $33,521,000 at December 31, 2000, for an increase of $1,107,000.

On February 16, 2001 the Company paid its 2001 first quarter cash dividend on its common stock of $0.19 per share to shareholders of record on February 2, 2001.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first three months of 2001, 5,221 shares of common stock were purchased from authorized and unissued shares at an average price of $14.31 per share for proceeds of approximately $75,000.

The Company has a Non-Employee Director Stock Option Plan that provides for the awarding of stock options to the Company's non-employee directors. No options were issued or exercised under this Plan during the first three months of 2001.

The Company also has a Stock Option Plan, which provide for the granting of options to acquire the Company's common stock for officers and key employees. During the first three months of 2001, options to purchase 39,500 shares of the Company's common stock at an average price of $17.41 per share were granted to certain officers. No options were exercised under this Plan during the first three months of 2001.

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

There have been no material changes in the Bank's assessment of its sensitivity to market risk since its presentation in the 2000 annual report to shareholders and its 2000 Form 10-K filed with the Securities and Exchange Commission.

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

ITEM 5.         Other Information
                None

ITEM 6.         Exhibits and Reports on Form 8-K
                (a)   Exhibits
                      None.

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


DATE:    May 11, 2001                    BY: /S/  S. ERIC BEATTIE
       ---------------------                 --------------------
                                             S. ERIC BEATTIE
                                             PRESIDENT
                                             (PRINCIPAL EXECUTIVE OFFICER)


DATE:    May 11, 2001                    BY: /S/  REID L. HEEREN
       --------------------                  -------------------
                                             REID L. HEEREN
                                             VICE PRESIDENT
                                             (PRINCIPAL FINANCIAL OFFICER)