Form 10-Q
period 2001-06-30
FIRST COLONIAL GROUP INC
filed 2001-08-14
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
(Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
  ---------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        PENNSYLVANIA                                         23-2228154
---------------------------------                      ----------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    76 S. MAIN ST., NAZARETH, PA                                18064
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES X             NO _____
                              --

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 2,071,580 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON JUNE 30, 2001

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES



                                      INDEX


     ITEM 1  -       Financial Statements

         Consolidated Balance Sheet                                          2
         Consoliated Statement of Income                                     3
         Consolidated Statement of Changes in Shareholders' Equity           4
         Consolidated Statement of Cash Flows                                5
         Notes to Consolidated Financial Statements                          6

     ITEM 2 -        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           9


     ITEM 3  -       Quantitative and Qualitative Discussion About
                     Market Risk                                             24


PART 11  -  OTHER INFORMATION

     ITEM 1  -       Legal Proceedings                                       25

     ITEM 4  -       Submission of Matters to a Vote of Security Holders     25

     ITEM 5  -       Other Information                                       26

     ITEM 6  -       Exhibits and Reports on Form 8-K                        27


SIGNATURES                                                                   28

PART 1.  FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                                 FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                           (Dollars in Thousands)
                                                 (Unaudited)

                                                                             June 30             Dec. 31
                                                                              2001                 2000
                                                                      ----------------      ---------------
ASSETS
  Cash and Due From Banks                                                    $ 12,120             $ 17,738
  Federal Funds Sold                                                            2,000                    -
                                                                      ----------------      ---------------
    Total Cash and Cash Equivalents                                            14,120               17,738
  Interest-Bearing Deposits With Banks                                         21,547                   95
  Investment Securities Held-to-Maturity
    (Fair Value: June 30, 2001 $23,040
     Dec. 31, 2000 - $19,906)                                                  23,012               19,972
  Securities Available-for-Sale at Fair Value                                 152,198              164,029
  Mortgage Loans Held-for-Sale                                                  1,583                    -
  Total Loans                                                                 221,083              226,944
  LESS:  Allowance for Possible Loan Losses                                    (2,301)              (2,411)
                                                                      ----------------      ---------------
  Net Loans                                                                   218,782              224,533
  Premises and Equipment, Net                                                   6,466                6,832
  Accrued Interest Income                                                       3,293                3,826
  Other Real Estate Owned                                                          77                  325
  Other Assets                                                                  7,246                5,701
                                                                      ----------------      ---------------
    TOTAL ASSETS                                                            $ 448,324            $ 443,051
                                                                      ----------------      ---------------

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                                            $ 52,529             $ 48,748
    Interest-Bearing Deposits                                                 305,463              304,442
                                                                      ----------------      ---------------
      Total Deposits                                                          357,992              353,190
  Securities Sold Under Agreements to Repurchase                               14,461                7,215
  Short-Term Debt                                                                   -                5,695
  Long-Term Debt                                                               34,000               34,000
  Accrued Interest Payable                                                      3,659                5,002
  Other Liabilities                                                             2,910                4,428
                                                                      ----------------      ---------------
    TOTAL LIABILITIES                                                         413,022              409,530

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued                                        -                    -
  Common Stock, Par Value $5.00 a share
   Authorized - 10,000,000 shares
   Issued - 2,071,580 shares at June 30, 2001
    and 1,962,699 shares at Dec. 31, 2000                                      10,358                9,814
  Additional Paid in Capital                                                   18,144               16,957
  Retained Earnings                                                             7,506                8,090
  Employee Stock Ownership Plan Debt                                           (1,377)              (1,377)
  Accumulated Other Comprehensive Income                                          671                   37
                                                                      ----------------      ---------------

Total Shareholders' Equity                                                     35,302               33,521
                                                                      ----------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 448,324            $ 443,051
                                                                      ----------------      ---------------

See accompanying notes to interim consolidated financial statements.

                                         FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                        Three Months Ended                        Six Months Ended
                                                 June 30,             June 30,             June 30,             June 30,
                                                   2001                 2000                 2001                 2000
                                                ------------         ------------         ------------         ------------
INTEREST INCOME:
   Interest and Fees on Loans                        $5,029               $4,454               $9,764               $8,636
   Investment Securities Income
     Taxable                                          2,228                2,346                4,700                4,625
     Tax-Exempt                                         434                  367                  839                  730
   Interest on Deposits with Banks and
     Federal Funds Sold                                  33                    2                   56                   34
                                                ------------         ------------         ------------         ------------
        Total Interest Income                         7,724                7,169               15,359               14,025
                                                ------------         ------------         ------------         ------------
INTEREST EXPENSE:
   Interest on Deposits                               2,911                2,675                5,955                5,255
   Interest on Short-Term Borrowing                     132                  198                  281                  314
   Interest on Long-Term Debt                           502                  459                1,016                  913
                                                ------------         ------------         ------------         ------------
        Total Interest Expense                        3,545                3,332                7,252                6,482
                                                ------------         ------------         ------------         ------------
NET INTEREST INCOME:                                  4,179                3,837                8,107                7,543
   Provision for Possible Loan Losses                   230                  125                  330                  125
                                                ------------         ------------         ------------         ------------
     Net Interest Income After Provision
        For Possible Loan Losses                      3,949                3,712                7,777                7,418
                                                ------------         ------------         ------------         ------------
OTHER INCOME:
   Trust and Wealth Management Revenue                  312                  303                  653                  632
   Service Charges on Deposit Accounts                  582                  491                1,098                  942
   Investment Securities Gains, Net                      88                  112                  225                  158
   Gain (Loss) on the Sale of Mortgage Loans            103                   (2)                 103                   (1)
   Other Operating Income                               153                  179                  332                  387
                                                ------------         ------------         ------------         ------------
        Total Other Income                            1,238                1,083                2,411                2,118
                                                ------------         ------------         ------------         ------------
OTHER EXPENSES:
   Salaries and Employee Benefits                     1,962                1,811                3,783                3,613
   Net Occupancy and Equipment Expense                  632                  602                1,260                1,174
   Other Operating Expenses                           1,467                1,638                3,036                2,981
                                                ------------         ------------         ------------         ------------
        Total Other Expenses                          4,061                4,051                8,079                7,768
                                                ------------         ------------         ------------         ------------

Income Before Income Taxes                            1,126                  744                2,109                1,768
Provision for Income Taxes                              214                  125                  392                  353
                                                ------------         ------------         ------------         ------------

NET INCOME                                            $ 912                $ 619               $1,717               $1,415
                                                ============         ============         ============         ============
Per Share Data
     Basic Net Income                                $ 0.45               $ 0.31               $ 0.86               $ 0.70
                                                ============         ------------         ============         ============
     Diluted Net Income                              $ 0.45               $ 0.31               $ 0.86               $ 0.70
                                                ============         ------------         ============         ============
     Cash Dividends                                  $ 0.18               $ 0.17               $ 0.36               $ 0.34
                                                ============         ============         ============         ============


See accompanying notes to interim financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands), (Unaudited)                       Additional                                     Accumulated
                                              Common        Paid-In       Retained         ESOP      Other Comprehensive
For the Six Months Ended June 30, 2001         Stock        Capital       Earnings         Debt              Income          Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                     $9,814       $16,957         $8,090       $ (1,377)          $ 37        $33,521

Comprehensive Income
   Net Income                                                                  1,717                                        1,717
Change in Unrealized Securities Gains, Net                                                                     634            634
                                                                                                                         ---------
Total Comprehensive Income                                                                                                  2,351
Sale of Common Stock under
   Dividend Reinvestment Plan (10,381 shares)        52           103                                                         155
Cash Dividends Paid                                                             (723)                                        (723)
Stock Dividend of 5% (98,501 shares)                492         1,084         (1,576)                                           -
Cash Paid in Lieu of Fractional Shares                                            (2)                                          (2)
                                             -----------  ------------   ------------   ------------   ------------      ---------
Balance at June 30, 2001                        $10,358       $18,144         $7,506       $ (1,377)         $ 671        $35,302

----------------------------------------------------------------------------------------------------------------------------------

                                           FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Dollars in Thousands)
                                                           (Unaudited)

                                                                                          Six Months Ended
OPERATING ACTIVITIES                                                     June 30, 2001                      June 30, 2000
                                                                   --------------------------          ------------------------
Net Income                                                                           $ 1,717                           $ 1,415
Adjustments to Reconcile Net Income to Net Cash
    Provided by (Used In) Operating Activities:
      Provision for Possible Loan Losses                                                 330                               125
      Depreciation and Amortization                                                      606                               541
      Amortization of Security Discounts                                                (225)                             (191)
      Amortization of Security Premiums                                                  140                               121
      Amortization of Deferred Fees on Loans                                              64                               249
      Gain on Sale of Other Real Estate Owned                                            (39)                               (7)
      Loss from Writedown of Other Real Estate Owned                                       -                               184
      Mortgage Loans Originated for Sale                                              (9,091)                           (1,600)
      Mortgage Loan Sales                                                             26,915                               966
      (Gain) Loss on Sale of Mortgage Loans                                             (103)                                1
      Investment Securities Gains, Net                                                  (225)                             (152)
    Changes in Assets and Liabilities:
      Decrease (Increase) in Accrued Interest Income                                     532                              (411)
      Decrease in Accrued Interest Payable                                            (1,342)                             (488)
      Net Increase in Other Assets                                                    (1,639)                             (588)
      Net Decrease in Other Liabilities                                               (1,870)                             (227)
                                                                   --------------------------          ------------------------
Net Cash Provided By (Used In) Operating Activities:                                  15,770                               (64)
                                                                   --------------------------          ------------------------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale                             34,625                             5,771
Proceeds from Maturities of Securities Held-to-Maturity                                  872                               577
Proceeds from Sales of Securities Available-for-Sale                                  10,824                             2,561
Purchase of Securities Available-for-Sale                                            (30,109)                          (21,546)
Purchase of Securities Held-to-Maturity                                               (6,149)                                -
Net (Increase) Decrease in Interest Bearing Deposits With Banks                      (21,452)                            5,238
Net Increase in Loans                                                                (14,247)                          (12,866)
Purchase of Premises and Equipment, Net                                                 (121)                             (426)
Proceeds from Sale of Other Real Estate Owned                                            586                                22
                                                                   --------------------------          ------------------------
Net Cash Used In Investing Activities                                                (25,171)                          (19,668)
                                                                   --------------------------          ------------------------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest Bearing
  Demand Deposits and Savings Accounts                                                15,462                             7,597
Net (Decrease) Increase in Certificates of Deposit                                   (10,660)                            3,957
Net Increase in Repurchase Agreements                                                  7,246                             5,320
Net (Decrease) Increase in Short-Term Borrowings                                      (5,695)                            3,445
Proceeds from Issuance of Stock                                                          155                               154
Cash Dividends Paid                                                                     (723)                             (683)
Cash in Lieu of Fractional Shares                                                         (2)                               (2)
                                                                   --------------------------          ------------------------

Net Cash Provided by Financing Activities                                              5,783                            19,788
                                                                   --------------------------          ------------------------

(Decrease) Increase in Cash and Cash Equivalents                                      (3,618)                               56
Cash and Cash Equivalents, January 1,                                                 17,738                            16,272
                                                                   --------------------------          ------------------------
Cash and Cash Equivalents, June 30,                                                 $ 14,120                          $ 16,328
                                                                   --------------------------          ------------------------

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

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

NOTE C  -  CASH AND STOCK DIVIDENDS

On May 18, 2001 the Company paid its 2001 second quarter dividend on its common stock of $.19 per share to shareholders of record on May 4, 2001.

On June 22, 2001 the Company paid a 5% stock dividend to shareholders of record on June 4, 2001. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE D -  EARNINGS PER SHARE

The Company calculates earning per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". Basic and diluted earnings per share were calculated as follows:

For the Three Months Ended June 30,                                         Average
                                                  Income                     Shares                       Per Share
                                                (numerator)               (denominator)                    Amount
                                              ------------------------------------------------------------------------
2001
----------------------------------------------

Net Income                                          $ 912

Basic Earnings Per Share
   Income Available to Common Shareholders          $ 912                   2,004,464                          $ 0.45

Effect of Dilutive Securities
   Stock Options                                                                2,494
                                              ------------------------------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                 $ 912                   2,006,958                          $ 0.45
                                              ------------------------------------------------------------------------

2000
----------------------------------------------

Net Income                                          $ 619

Basic Earnings Per Share
   Income Available to Common Shareholders          $ 619                   2,011,827                          $ 0.31

Effect of Dilutive Securities
   Stock Options                                                                1,177
                                              ------------------------------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                 $ 619                   2,013,004                          $ 0.31
                                              ------------------------------------------------------------------------




For the Six Months Ended June 30,                                  Average
                                                 Income             Shares          Per Share
                                              (numerator)       (denominator)        Amount
                                             ---------------------------------------------------
2001
---------------------------------------------
Net Income                                          $ 1,717

Basic Earnings Per Share
   Income Available to Common Shareholders          $ 1,717           2,001,769          $ 0.86

Effect of Dilutive Securities
   Stock Options                                                          2,227
                                             ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                 $ 1,717           2,003,996          $ 0.86
                                             ---------------------------------------------------

2000
---------------------------------------------

Net Income                                          $ 1,415

Basic Earnings Per Share
   Income Available to Common Shareholders          $ 1,415           2,008,000          $ 0.70

Effect of Dilutive Securities
   Stock Options                                                          1,177
                                             ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                 $ 1,415           2,009,177          $ 0.70
                                             ---------------------------------------------------



NOTE E  -  RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an important indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the six month period ended June 30, 2001.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3 - Quantitative and Qualitative Discussion About Market Risk", statements as to litigation and the amount of reserves, statements as to trends, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, and results of litigation. These and other risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto) as described below.

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

Results of Operations

Basic and diluted earnings per share for the three months ended June 30, 2001 were $0.45 as compared to $0.31 for the corresponding period in 2000. Average basic shares outstanding during this three month period were 2,004,464 in 2001 and 2,011,827 in 2000. Basic and diluted earnings per share for the six months ended June 30, 2001 were $0.86 as compared to $0.70 for the corresponding period in 2000. Average basic shares outstanding during this six month period were 2,001,769 in 2001 and 2,008,000 in 2000. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 22, 2001. (see Note D)

The net income for the three months ended June 30, 2001 was $912,000 compared to $619,000 for the same period in 2000. This was an increase of $293,000 or 47.3%. The earnings increase was attributable in part to an increase in net interest income of $342,000 or 8.9% (see discussion on Net Interest Income), a $74,000 increase in other income exclusive of gains on the sale of available-for-sale securities and the gains on the sale of mortgage loans held-for-sale. Also contributing to higher earnings was a $105,000 increase in the gains on the sale or mortgage loans. These were offset in part by a $10,000 or 0.2% increase in total other expenses, an increase of $105,000 or 84% in the provision for loan losses, an increase of $89,000 or 71.2% in Federal income taxes and a $24,000 decrease in the gains on the sale of available-for-sale securities.

Net income for the six months ended June 30, 2001 was $1,717,000 compared to $1,415,000 for the same period in 2000, an increase of $302,000 or 21.3%. The earnings increase was primarily attributable to an increase of $564,000 or 7.5% in net interest income, an increase of $122,000 or 6.2% in other income exclusive of gains on the sale of available-for-sale securities and the gains on the sale of mortgage loans. The other factors affecting the higher earnings were the increase in gains on the sale of mortgage loans of $104,000 and an increase of $67,000 in the gains on the sale of available-for-sale securities. These were partially offset by a $311,000 or 4% increase on total other expenses, a $205,000 increase in the provision for possible loan losses and a $39,000 increase in Federal income taxes.

Net Interest Income

         Net interest income amounted to $4,179,000 for the three months ended June 30, 2001 compared to $3,837,000 for the three months ended June 30, 2000, an increase of $342,000 or 8.9%. This increase was primarily the result of increases in interest earned on loans and investments exceeding the increase paid on deposits and debt. The total interest income earned on loans and investments amounted to $7,724,000 for the second quarter of 2001, an increase of $555,000 or 7.7% over the $7,169,000 earned in the same period in 2000. The total interest expense paid on deposits and debt was $3,545,000 and $3,332,000 for the six month period ended June 30, 2001 and 2000, respectively. This was an increase in second quarter of 2001 over 2000 of $213,000 or 6.4%.

Net interest income for the six months ended June 30, 2001 was $8,107,000 compared to $7,543,000 for the same period in 2000. This was an increase of $564,000 or 7.5%. The interest income earned on loans and investments during the first half of 2001 was $15,359,000, which was $1,334,000 or 9.5% higher than the 2000 amount of $14,025,000. Total interest expense for the six month period was $7,252,000 and $6,482,000 in 2001 and 2000, respectively.

The fully taxable-equivalent net interest income was $8,568,000 for the first six months of 2001, compared to $7,946,000 for the same period in 2000, a 7.8% or $622,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $986,000 increase related to volume partially reduced by a $364,000 decrease due to interest rates.

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the six months ended June 30, 2001 as compared to the same period in 2000, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

The following table sets forth a "Rate/Volume Analysis" for the six months ended June 30, 2001. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.


                                         RATE / VOLUME ANALYSIS
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                       Six Months Ended
                                                                       June 30, 2001
                                                                       Over / (Under)
                                                                       June 30, 2000

                                                     CHANGE DUE TO:
                                                         TOTAL              RATE             VOLUME
                                                     ---------------------------------------------------
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks                           $ 26             $ (11)             $ 37
Federal Funds Sold                                               (4)               (3)               (1)
Investment Securities                                           242              (209)              451
Loans                                                         1,128                63             1,065
                                                     ---------------   ---------------   ---------------
Total Interest Income                                       $ 1,392            $ (160)          $ 1,552
                                                     ---------------   ---------------   ---------------

INTEREST EXPENSE
Demand Deposits, Savings & Clubs                               $ 87              $ 27              $ 60
Time Deposits                                                   614               286               328
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase                           93               (72)              165
Short-Term Borrowings                                          (127)              (18)             (109)
Long-Term Borrowings                                            103               (19)              122
                                                     ---------------   ---------------   ---------------
Total Interest Expense                                          770               204               566
                                                     ---------------   ---------------   ---------------

Net Increase in Interest Income                               $ 622            $ (364)            $ 986


Total taxable-equivalent interest income for the six months ended June 30, 2001 grew by $1,392,000 compared to the same period in 2000, primarily the result of the higher volumes in loans and investment securities. Interest income from loans on a fully-taxable equivalent basis was $1,128,000 or 13% higher during the six months ended June 30, 2001 as compared to the same period in 2000. This increase was comprised of a $1,065,000 increase due to volume and a $63,000 increase due to rates. Income from investment securities for the six months ended June 30, 2001 increased $242,000 or 4.2% over the same period in 2000. This was comprised of a $451,000 increase due to volume reduced in part by a $209,000 decrease due to rates. Average year-to-date earning assets increased to $410,976,000 at June 30, 2001 from $371,095,000 at June 30, 2000, a $39,881,000 or 10.7% increase.

Total interest expense grew $770,000 during the first six months of 2001, over the same period in 2000. This growth was principally the result of higher volumes, primarily due to an increase in all deposit categories, repurchase agreements, and long-term debt. Interest expense attributed to time deposits increased $614,000 during the first six months of 2001, over the first six months of 2000. This was comprised of a $328,000 increase due to volume and a $286,000 increase due to rates. The increase in time deposits was used to finance the earning asset growth.

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

                                             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                                                       (Dollars in Thousands)
                                                             (Unaudited)

Six Months Ended, June 30,                                    2001                                           2000
                                            ----------------------------------------       ----------------------------------------
                                                            Interest      Average                           Interest       Average
                                                Average      Income/      Yield/           Average           Income/       Yield/
                                                Balance      Expense       Rate            Balance           Expense        Rate
                                            ----------------------------------------       ----------------------------------------
ASSETS:
INTEREST-EARNING ASSETS
Interest-Bearing Deposits with Banks           $ 2,338          $ 51        4.36%               $ 944         $ 25         5.30%
Federal Funds Sold                                 254             5         3.94                 275            9          6.55
Investment Securities
     Taxable                                   142,602         4,699         6.59             135,348        4,625          6.83
     Non-Taxable (1)                            35,469         1,273         7.18              29,732        1,105          7.43
Loans (1) (2)                                  232,729         9,792         8.41             207,266        8,664          8.36
Reserve for Loan Losses                         (2,416)            -            -               2,470            -             -
                                            -----------     ---------   ----------         -----------    ---------    ----------
Net Loans                                      230,313         9,792         8.50             204,796        8,664          8.46
                                            -----------     ---------                      -----------    ---------
     Total Interest-Earning Assets             410,976        15,820         7.70             371,095       14,428          7.78
Non-Interest Earning Assets                     30,081             -            -              31,406            -             -
                                            -----------     ---------   ----------         -----------    ---------    ----------
     TOTAL ASSETS, INTEREST INCOME           $ 441,057        15,820         7.17            $402,501       14,428          7.17
                                            ===========     ---------                      ===========    ---------

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
     Demand Deposits                          $ 54,650           263         0.96            $ 52,125          260          1.00
     Money Market Deposits                      15,621           243         3.11              12,774          176          2.76
     Savings & Club Deposits                    64,643           710         2.20              63,194          693          2.19
     CD's over $100,000                          5,325           160         6.01               4,398          108          4.91
     All Other Time Deposits                   161,867         4,580         5.66             150,493        4,018          5.34
                                            -----------     ---------                      -----------    ---------
       Total Interest-Bearing Deposits         302,106         5,956         3.94             282,984        5,255          3.71
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase          12,726           197         3.10               4,928          104          4.22
Short-Term Debt                                  3,217            83         5.16               6,671          210          6.30
Long-Term Debt                                  34,000         1,016         5.98              30,000          913          6.09
                                            -----------     ---------                      -----------    ---------
       Total Interest-Bearing Liabilities      352,049         7,252         4.12             324,583        6,482          3.99

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits                   46,300             -            -              42,267            -             -
Other Liabilities                                8,395             -            -               7,531            -             -
                                            -----------     ---------   ----------         -----------    ---------    ----------
       TOTAL LIABILITIES                       406,744         7,252         3.57             374,381        6,482          3.46
       SHAREHOLDERS' EQUITY                     34,313             -            -              28,120            -             -
                                            -----------     ---------   ----------         -----------    ---------    ----------
       TOTAL LIABILITIES AND EQUITY          $ 441,057         7,252         3.29            $402,501        6,482          3.22
                                            ===========     ---------                      ===========    ---------

NET INTEREST INCOME                                           $8,568                                        $7,946
                                                            =========                                     ---------

     Net Interest Spread (3)                                                 3.58                                           3.79
     Effect of Interest-Free Sources
       Used to Fund Earnings                                                 0.59                                           0.49
     Net Interest Margin (4)                                                 4.17%                                          4.28%
                                                                        ==========                                     ==========

(1)  The indicated interest income and average yields are presented on a taxable equivalent basis. The tax equivalent adjustments included above are $461,000 and $404,000 for the six months ended June
     30, 2001 and June 30, 2000, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.

(2)  Loan fees of $23,000 and $(144,000) for the six months ended June 30, 2001 and June 30, 2000, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $1,642,000 and $1,199,000 for the six months ended June 30, 2001and
     June 30, 2000, respectively.

(3)  Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.

(4)  Net interest margin is computed by dividing net interest income by averaging interest-earning assets.

The net interest margin of 4.17% for the six month period ended June 30, 2001, decreased from the 4.28% net interest margin for the first six months of 2000. The yield on interest earning assets was 7.70% during the first six months of 2001 as compared to 7.78% in 2000. The average interest rate paid on interest bearing deposits and other borrowings was 4.12% for the first six months of 2001 as compared to 3.99% in 2000.

Other Income and Other Expenses

Other income for the three months ended June 30, 2001, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $1,150,000 as compared to $971,000 for the same period in 2000. This was an increase of $179,000 or 18.4%. This increase was the result of the gains on the sale of mortgage loans, and increases in service charges, and trust revenues, reduced in part by a decline in miscellaneous fees. In the three month period ended June 30, 2001, the gains on the sale of mortgage loans amounted to $103,000 as compared to a loss of $2,000 for the same period in 2000. Mortgage loan sales amounted to $27,018,000 during the three month period ended June 30, 2001 as compared to $894,000 during the same period in 2000. Service charges were $582,000, during the three months ended June 30, 2001, a $91,000 or 18.5% increase over the 2000 amount of $491,000. The increase in service charges was due to growth in checking accounts. The trust and wealth management revenues were $312,000 for the three months ended June 30, 2001 as compared to $303,000 for the three months ended June 30, 2000, an increase of $9,000 or 3%. The revenues from trust and wealth management operations increased as a result of growth in Trust accounts. Other miscellaneous income for the six months ended June 30, 2001 was $153,000, a decrease of $26,000 or 14.5% compared to $179,000 for the same period in 2000. The reduction in miscellaneous income was primarily the result of a decrease in rental income on properties held in other real estate owned due to the sale of those assets.

Other income for the six months ended June 30, 2001, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $2,186,000 as compared to $1,960,000 for the same period in 2000. This was an increase of $226,000 or 11.5%. In the six month period ended June 30, 2001, service charges were $1,098,000, a $156,000 or 16.6% increase over the 2000 amount of $942,000. The increase in service charge income was the result of a higher number of checking account customers. The gains on the sale of mortgage loans were $103,000 during the first six months of 2001 compared to a loss of $1,000 in the first six months of 2000. Mortgage loan sales amounted to $27,018,000 and $965,000 in the first six months of 2001 and 2000, respectively. The increase in the mortgage sales gains was the result of lower interest rates and a higher volume of mortgage sales. The revenues from the trust and wealth management operations were $653,000 for the six months ended June 30, 2001 as compared to $632,000 for the six months ended June 30, 2000, an increase of $21,000 or 3.3%. These increases were partially offset by a $55,000 decrease in other miscellaneous income during the first six months of 2001 as compared to the same period in 2000. Other miscellaneous income was $332,000 and $387,000 for the six months ended June 30, 2001 and 2000, respectively.

Total other expenses for the three month period ended June 30, 2001 increased by $10,000 or 0.2% to $4,061,000 over total other expenses for the same period in 2000 of $4,051,000. Included in this increase was a $151,000 or 8.3% increase in salary and benefit expenses which were $1,962,000 in 2001 as compared to $1,811,000 in 2000. These increases were primarily due to general salary increases of approximately 3.5% and the additional staff necessitated by the opening of two new branches located in Whitehall and Trexlertown in the fall of 2000 and reduced in part by some staff reductions in various operations departments. Occupancy and equipment expenses were $632,000 for the three months ended June 30, 2001 and $602,000 for the three months ended June 30, 2000, an increase of $30,000 or 5%. The increase in occupancy expenses were related to the new branches. Other operating expenses for the three month period ended June 30, 2001 were $1,467,000, a decrease of $171,000 or 10.4% from the $1,638,000 in other expenses for the same period in 2000. This decrease was primarily the result of an expense reduction program.

Total other expenses for the six month period ended June 30, 2001 increased by $311,000 or 4% to $8,079,000 over total other expenses for the same period in 2000 of $7,768,000. Included in this increase was a $170,000 or 4.7% increase in salary and benefit expenses which were $3,783,000 in 2001 as compared to $3,613,000 in 2000. These increases were primarily due to general salary increases of approximately 3.5% and the additional staff necessitated by the opening of two new branches located in Whitehall and Trexlertown in the fall of 2000 and reduced in part by some staff reductions in various operations departments. Occupancy and equipment expenses were $1,260,000 for the six months ended June 30, 2001 and $1,174,000 for the six months ended June 30, 2000, an increase of $86,000 or 7.3%. The increase in occupancy expenses were related to the new branches. Other operating expenses for the six month period ended June 30, 2001 were $3,036,000, an increase of $55,000 or 1.8% from the $2,981,000 in other expenses for the same period in 2000. This increase was primarily the result of higher legal expenses.

FINANCIAL CONDITION
Assets and Liabilities

Total assets at June 30, 2001 were $448,324,000, representing an increase of $5,273,000 or 1.2% over total assets of $443,051,000 at December 31, 2000.
Deposits increased by $4,802,000 or 1.4% from $353,190,000 on December 31, 2000 to $357,992,000 on June 30, 2001. Contributing to this increase in total deposits were increases in savings and money market deposits of $7,058,000, interest-bearing checking deposits of $4,623,000 and non-interest bearing checking deposits of $3,781,000, partially offset by a decrease in certificates of deposit of $10,660,000. Loans outstanding at June 30, 2001 were $221,083,000 as compared to $226,944,000 at December 31, 2000. This was a decrease of $5,861,000 or 2.6%. The decrease in loans was primarily the result of a decrease of $12,128,000 or 17.5% in residential real estate loans as a result of the sale of $27,018,000 of residential real estate loans during the first half of 2001. These increases were offset in part by an increase in consumer loans of $1,899,000 and an increase in commercial loans of $4,368,000. There were $1,583,000 of residential real estate loans identified as held-for-sale at June 30, 2001. There were no residential real estate loans held-for sale at December 31, 2000. The loan to deposit ratio was 61.8% and 64.3% at June 30, 2001 and December 31, 2000, respectively.

The Company had long-term debt totaling $34,000,000 at June 30, 2001 and December 31, 2000. Of the loans outstanding at June 30, 2001, $5,000,000 matures in December 2001, $10,000,000 matures in August 2004, $7,000,000 matures in October 2008 and $12,000,000 matures in August 2010. The interest rates associated with these loans are 3.87% variable (at LIBOR plus 3 basis points), 4.86% fixed to October 2003 at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, 6.06% fixed to August 2001 at which time the rate may be converted to 3 month LIBOR plus 15 basis points, if LIBOR is 7.5% or higher, and 6.23% fixed to August 2001 at which time the rate may be converted to 3 month LIBOR plus 15 basis points if LIBOR is 8% or higher, respectively. The loans are secured by the Bank's residential real estate loans and investment securities. These funds were borrowed to improve liquidity and to fund loans.

The Company's Employee Stock Ownership Plan (ESOP) has four loans outstanding totaling $1,377,000 at June 30, 2001 and December 31, 2000. The first loan with an outstanding principal balance of $305,000 is due in 2005. The second loan with an outstanding balance of $900,000 is due in 2018. The third loan with an outstanding balance of $72,000 is due in 2010. The fourth loan with an outstanding balance of $100,000 is due in 2005. The interest is due quarterly on these loans. Principal payments are made annually in October. The interest rate on these loans is at the Bank's prime rate (7.0% at June 30, 2001 and 9.5% at December 31, 2000).

The Bank had no short-term borrowings from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000 at June 30, 2001. At December 31, 2000, the Bank had short-term borrowings totaling $5,695,000 from the Federal Home Loan Bank of Pittsburgh.

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

For the first six months of 2001, the provision for loan losses was $330,000. Net charge offs were $440,000 for the six months ended June 30, 2001 compared with $136,000 for the six months ended June 30, 2000. The ratio of the allowance for loan losses to total loans at June 30, 2001 was 1.04% compared to 1.06% at December 31, 2000. This was primarily the result of a decrease in the allowance for possible loan losses. The allowance for possible loan losses at June 30, 2001 totaled $2,301,000, a decrease of $110,000 or 4.6% over the December 31, 2000 amount of $2,411,000.

At June 30, 2001, $62,000 of the allowance for possible loans losses was allocated to impaired loans.

Transactions in the allowance for loan losses were as follows:

                                                  2001               2000
                                            -----------------   ---------------

Balance, January 1,                              $ 2,411,000       $ 2,437,000
Provision charged to Operating Expenses              330,000           125,000
Loans Charged Off                                    482,000           242,000
Recoveries                                            42,000           106,000
                                            -----------------   ---------------
Balance, June 30,                                $ 2,301,000       $ 2,426,000

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

Total non-performing loans (non-accruing loans and loans past due over 90 days) amounted to $2,349,000 at June 30, 2001 as compared to $2,517,000 at December 31, 2000 and $2,733,000 at June 30, 2000. The ratio of non-performing loans to total loans was 1.06%, 1.11% and 1.27% at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. The decrease in this ratio is primarily the result of a decrease in total non-performing loans due to collection efforts.

Non-accruing loans at June 30, 2001 of $1,022,000 decreased from the December 31, 2000 amount of $1,048,000 and the June 30, 2000 level of $1,095,000. The amount of decrease from December 31, 2000 to June 30, 2001 was $26,000. This decrease was primarily the result of collection efforts. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 2001, loans past due 90 days or more and still accruing interest were $1,327,000 compared to $1,469,000 at December 31, 2000 and $1,638,000 at June 30, 2000. The $112,000 decrease in loans past due 90 days from December 31, 2000 to June 30, 2001 was the result of decreases in commercial, mortgage and consumer loans past due 90 days or more.

Non-Performing Loans

                                                    June 30,             December 31,       June 30,
                                                      2001                   2000             2000
------------------------------------------------------------------------------------------------------
Non-accrual loans on a cash basis                 $ 1,022,000            $ 1,048,000      $ 1,095,000
Non-accrual loans as a percentage
   of total loans                                       0.46%                  0.46%            0.51%
Accruing loans past due 90 days or more           $ 1,327,000            $ 1,469,000      $ 1,638,000
Accruing loans past due 90 days or more
   as a percentage of total loans                       0.60%                  0.65%            0.76%
Allowance for loan losses to
   nonperforming loans                                 97.96%                 95.79%           88.77%
Nonperforming loans to total loans                      1.06%                  1.11%            1.27%
Allowance for loan losses to total loans                1.04%                  1.06%            1.13%
------------------------------------------------------------------------------------------------------


There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans.

Other Real Estate Owned

Other Real Estate Owned at June 30, 2001 of $77,000 decreased from the December 31, 2000 level of $325,000. This $248,000 decrease was primarily the sale of some residential and commercial real estate properties.

Investment Securities

The Company had $152,198,000 in available-for-sale securities at June 30, 2001 with a net unrealized gain of $671,000. At December 31, 2000 available-for-sale securities amounted to $164,029,000 with a net unrealized gain of $37,000.

During the six month period ended June 30, 2001, $10,824,000 of securities available-for-sale were sold for a net gain of $88,000 as compared to $2,561,000 of securities available-for-sale were sold for a net gain of $112,000 for the same time period in 2000.

Held-to-maturity securities totaling $23,012,000 at June 30, 2001 are carried at amortized cost. At December 31, 2000, the held-to-maturity securities totaled $19,972,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at June 30, 2001, did not hold any securities identified as derivatives.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of June 30, 2001, the Company and the Bank met all capital adequacy requirements to which they were subject.

CAPITAL RATIOS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Required              Te Be Well Capitalized
                                                                                For Capital            Under Prompt Corrective
                                                      Actual                Adequacy Purposes             Action Provisions
                                            --------------------------  --------------------------  ------------------------------
(Dollars in Thousands)
  At June 30, 2001                             Amount       Ratio          Amount       Ratio           Amount          Ratio
----------------------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                      $36,726       15.77%        $18,626        8.00%                 -
    Bank                                         $31,943       13.90%        $18,391        8.00%          $ 22,989        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                      $34,425       14.79%        $ 9,313        4.00%                 -
    Bank                                         $29,642       12.89%        $ 9,195        4.00%          $ 13,793         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                      $34,425        7.81%        $17,636        4.00%                 -
    Bank                                         $29,642        6.74%        $17,601        4.00%          $ 22,001         5.00%

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Required              Te Be Well Capitalized
                                                                                For Capital            Under Prompt Corrective
                                                      Actual                Adequacy Purposes             Action Provisions
                                            --------------------------  --------------------------  ------------------------------
(Dollars in Thousands)
  At December 31, 2000                         Amount       Ratio          Amount       Ratio           Amount          Ratio
----------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                      $35,733       15.16%        $18,862        8.00%                 -
    Bank                                         $31,161       13.03%        $19,127        8.00%          $ 23,909        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                      $33,313       14.13%        $ 9,431        4.00%                 -
    Bank                                         $28,750       12.02%        $ 9,564        4.00%          $ 14,345         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                      $33,313        8.00%        $16,654        4.00%                 -
    Bank                                         $28,750        6.95%        $16,557        4.00%          $ 20,697         5.00%

----------------------------------------------------------------------------------------------------------------------------------

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

At June 30, 2001, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $35,667,000, and securities maturing within one year totaled $4,203,000. At December 31, 2000, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $17,833,000, and securities maturing within one year were $2,346,000. Securities sold under an agreement to repurchase totaled $14,461,000 at June 30, 2001 and $7,215,000 at December 31, 2000. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $21,547,000 at June 30, 2001 and $95,000 at December 31, 2000. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were $2,000,000 in Federal funds sold at June 30, 2001. There were no Federal Funds sold at December 31, 2000.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at June 30, 2000, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at June 30, 2001. At December 31, 2000, the Bank had $5,695,000 in short-term borrowings from the Federal Home Loan Bank. The Bank had long-term borrowings from the Federal Home Loan Bank at June 30, 2001 and December 31, 2000 totaling $34,000,000.

Cash flows for the six months ended June 30, 2001 consisted of cash used in investing activities of $25,171,000, offset in part by cash provided by operating activities of $15,770,000 and cash provided by financing activities of $5,783,000, resulting in a net decrease in cash and cash equivalents of $3,618,000.

Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $30,109,000 and $6,149,000, respectively, a net increase in interest-bearing deposits with banks of $21,452,000 and a net increase in loans of $14,247,000, partially offset by proceeds from maturities of securities available-for-sale of $34,625,000, proceeds from maturities of securities held-to-maturity of $872,000 and the proceeds from the sales of securities available-for-sale of $10,824,000.

Cash provided by operating activities was the result of net income for the six month period of $1,717,000, proceeds from the sale of residential real estate loans of $26,915,000, depreciation and amortization of $606,000, a decrease in accrued interest income of $532,000, partially offset by residential mortgage loans originated for sale of $9,091,000, a net decrease in other liabilities of $1,870,000, a net increase in other assets of $1,639,000 and a decrease in accrued interest payable of $1,342,000.

Cash provided by financing activities consisted principally of an increase in repurchase agreements of $7,246,000 and an increase in interest and non-interest bearing demand deposits and savings accounts of $15,462,000, partially offset by a decrease in certificates of deposit of $10,660,000, a decrease in short-term debt of $5,695,000 and the payment of cash dividends of $725,000.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at June 30, 2001 was $35,302,000 as compared to $33,521,000 at December 31, 2000, for an increase of $1,781,000.

On May 18, 2001 the Company paid its 2001 second quarter cash dividend on its common stock of $0.18 per share to shareholders of record on May 4, 2001. On June 22, 2001 the Company paid a 5% stock dividend to shareholders of record on June 4, 2001.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first six months of 2001, 10,900 shares of common stock were purchased from authorized and unissued shares at an average price of $14.23 per share for proceeds of approximately $155,000.

The Company has a Non-Employee Director Stock Option Plan that provides for the awarding of stock options to the Company's non-employee directors. No options were issued or exercised under this Plan during the first six months of 2001.

The Company has a Stock Option Plan adopted in 1996, which provide for the granting of options to acquire the Company's common stock for officers and key employees. During the first six months of 2001, options to purchase 41,475 shares of the Company's common stock at an average price of $16.59 per share were granted to certain officers. No options were exercised under this Plan during the first six months of 2001.

At the Company's Annual Meeting on May 17, 2001, the shareholders approved the adoption of the "2001 Stock Option Plan", see Part II, "Other Information", Item 4 "Submission of Matters to a Vote of Security Holders". In June 2001, options to purchase a total of 16,800 shares of the Company's common stock at a price of $16.59 per share were granted to the Company's non-employee directors. In addition, options to purchase 2,100 shares of the Company's common stock at a price of $16.59 were granted to certain officers.

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

ITEM 4.         Submission of Matters to a Vote of Security Holders

                On May 17, 2001, the Company held it annual meeting of shareholders. At the annual meeting, the shareholders elected Daniel B. Mulholland and Charles J. Peischl as class 1 Directors of the Company to serve for a term of four years and until their successors are duly elected and qualified. The following is a tabulation of the vote for these directors.

                                                       Votes
                                                                 Withheld
                                             For                 Authority
                                       ----------------        --------------
Daniel B. Mulholland                         1,630,469                49,548
Charles J. Peischl                           1,625,644                54,353

                 The terms of the following directors continued after the annual meeting: S. Eric Beattie, Robert J. Bergren, Christian F. Martin, IV, Gordon B. Mowrer, John H. Ruhle, Jr., Richard Stevens, III and Maria Zumas Thulin.

                At the May 17, 2001 annual meeting, the shareholders also approved the adoption of the 2001 Stock Option Plan. The results of the voting were:

  1,299,498              185,366             6,693                267,567
---------------     ----------------     -------------      ------------------
     For                 Against            Abstain           Broker non-vote

ITEM 5.         Other Information

                 In a joint announcement made on July 23, 2001 by S. Eric Beattie, President and Chief Executive Officer, First Colonial Group, Inc. and Nazareth National Bank, Mr. Beattie announced his plans to retire from his position by the end of the year.

                On July 19, 2001, the Board of Directors of the Company adopted an amendment to the Company's Bylaws concerning the procedures of timing for nominations of directors and submission of proposals to be considered at meetings of shareholders. A copy of that amendment is filed as Exhibit 3.1 to this Report on Form 10-Q.

                Under the Company's Bylaws, as amended, shareholder proposals with respect to the 2002 Annual Meeting of Shareholders, including nominations for directors, which have not been previously approved by the Board of Directors, must be submitted to the Secretary of the Company not later than December 6, 2001. Any such proposals must be in writing and sent either by personal delivery, nationally-recognized express mail or United States mail, postage pre-paid to Secretary of First Colonial Group, Inc., 76 South Main Street, Nazareth, Pennsylvania 18064. Each nomination or proposal must include the information required by the Bylaws. All late or nonconforming nominations and proposals may be rejected by the officer presiding at the meeting.

                Shareholder proposals for the 2002 Annual Meeting of Shareholders must be submitted to the Company by December 6, 2001 to receive consideration for inclusion in the Company Proxy Statement relating to the 2002 Annual Meeting of Shareholders. Any such proposals must also comply with SEC proxy rules, including SEC Rule 14a-8, and any applicable requirements set for the in the Bylaws.

                In addition, shareholders are notified that the deadline for providing the Company timely notice of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 2002 Annual Meeting of Shareholders is December 6, 2001. As to all such matters which the Company does not have notice on or prior to December 6, 2001, discretionary authority shall be granted to the persons designated in the Company proxy related to the 2002 Annual Meeting of Shareholders to vote on such proposal.

ITEM 6.         Exhibits and Reports on Form 8-K

                (a)   Exhibits
                                3.1   Amendment to Company Bylaws
                                10.1  2001 Stock Option Plan
                                10.2  Retirement Agreement with S. Eric Beattie

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


                                            FIRST COLONIAL GROUP, INC.


DATE:    August 14, 2001                    BY: /S/  S. ERIC BEATTIE
       ------------------------                 --------------------
                                                S. ERIC BEATTIE
                                                PRESIDENT
                                                (PRINCIPAL EXECUTIVE OFFICER)


DATE:     August 14, 2001                   BY: /S/  REID L. HEEREN
       -----------------------                  -------------------
                                                REID L. HEEREN
                                                VICE PRESIDENT
                                                (PRINCIPAL FINANCIAL OFFICER)