Form 10-Q
period 2001-09-30
FIRST COLONIAL GROUP INC
filed 2001-11-05
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
         (Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
 ------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           PENNSYLVANIA                                23-2228154
--------------------------------          -------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

   76 S. MAIN ST., NAZARETH, PA                           18064
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

                               YES X   NO _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 2,076,632 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON SEPTEMBER 30, 2001.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES



                                      INDEX


 ITEM 1 - Financial Statements

     Consolidated Balance Sheet                                               2
     Consoliated Statement of Income                                          3
     Consolidated Statement of Changes in Shareholders' Equity                4
     Consolidated Statement of Cash Flows                                     5
     Notes to Consolidated Financial Statements                               6

 ITEM 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              10


 ITEM 3 - Quantitative and Qualitative Discussion About
          Market Risk                                                        26


PART 11 - OTHER INFORMATION

 ITEM 1 - Legal Proceedings                                                  27

 ITEM 4 - Submission of Matters to a Vote of Security Holders                27

 ITEM 5 - Other Information                                                  28

 ITEM 6 - Exhibits and Reports on Form 8-K                                   28


SIGNATURES                                                                   29

PART 1.  FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         Sept. 30            Dec. 31
                                                           2001               2000
                                                    ----------------     ---------------
 ASSETS
  Cash and Due From Banks                               $ 12,335             $ 17,738
  Federal Funds Sold                                       2,000                    -
                                                    ----------------     ---------------
    Total Cash and Cash Equivalents                       14,335               17,738
  Interest-Bearing Deposits With Banks                     8,273                   95
  Investment Securities Held-to-Maturity
    (Fair Value: Sept. 30, 2001 $23,040
     Dec. 31, 2000 - $19,906)                             21,870               19,972
  Securities Available-for-Sale at Fair Value            180,093              164,029
  Mortgage Loans Held-for-Sale                             3,343                    -
  Total Loans                                            222,034              226,944
  LESS:  Allowance for Possible Loan Losses               (2,346)              (2,411)
                                                    ----------------     ---------------
  Net Loans                                              219,688              224,533
  Premises and Equipment, Net                              6,323                6,832
  Accrued Interest Income                                  3,110                3,826
  Other Real Estate Owned                                     99                  325
  Other Assets                                             8,168                5,701
                                                    ----------------     ---------------
    TOTAL ASSETS                                       $ 465,302             $443,051
                                                    ----------------     ---------------

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                       $ 54,936             $ 48,748
    Interest-Bearing Deposits                            319,110              304,442
                                                    ----------------     ---------------
      Total Deposits                                     374,046              353,190
  Securities Sold Under Agreements to Repurchase          13,373                7,215
  Short-Term Debt                                              -                5,695
  Long-Term Debt                                          34,000               34,000
  Accrued Interest Payable                                 3,582                5,002
  Other Liabilities                                        3,587                4,428
                                                    ----------------     ---------------
    TOTAL LIABILITIES                                    428,588              409,530

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued                   -                    -
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued  -  2,076,632 shares at Sept. 30, 2001
    and 1,962,699 shares at Dec. 31, 2000                 10,383                9,814
  Additional Paid in Capital                              18,207               16,957
  Retained Earnings                                        8,062                8,090
  Employee Stock Ownership Plan Debt                      (1,377)              (1,377)
  Accumulated Other Comprehensive Income                   1,439                   37
                                                    ----------------     ---------------

Total Shareholders' Equity                                36,714               33,521
                                                    ----------------     ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 465,302             $443,051
                                                    ----------------     ---------------

See accompanying notes to interim consolidated financial statements.



                                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                              (Dollars in Thousands)
                                                   (Unaudited)


                                                             Three Months Ended                      Nine Months Ended
                                                            Sept. 30,         Sept. 30,           Sept. 30,         Sept. 30,
                                                               2001             2000                 2001             2000
                                                           ----------        ----------          ----------        ----------

INTEREST INCOME:
   Interest and Fees on Loans                                $ 4,498           $ 4,696            $ 14,262          $ 13,332
   Investment Securities Income
     Taxable                                                   2,426             2,363               7,126             6,988
     Tax-Exempt                                                  454               358               1,293             1,088
   Interest on Deposits with Banks and
     Federal Funds Sold                                           82                54                 138                88
                                                           ----------        ----------          ----------        ----------
        Total Interest Income                                  7,460             7,471              22,819            21,496
                                                           ----------        ----------          ----------        ----------
INTEREST EXPENSE:
   Interest on Deposits                                        2,913             2,986               8,868             8,241
   Interest on Short-Term Borrowing                               94               134                 375               448
   Interest on Long-Term Debt                                    492               500               1,508             1,413
                                                           ----------        ----------          ----------        ----------
        Total Interest Expense                                 3,499             3,620              10,751            10,102
                                                           ----------        ----------          ----------        ----------
NET INTEREST INCOME:                                           3,961             3,851              12,068            11,394
   Provision for Possible Loan Losses                            125               125                 455               250
                                                           ----------        ----------          ----------        ----------
     Net Interest Income After Provision
        For Possible Loan Losses                               3,836             3,726              11,613            11,144
                                                           ----------        ----------          ----------        ----------
OTHER INCOME:
   Trust and Wealth Management Revenue                           310               307                 963               939
   Service Charges on Deposit Accounts                           599               519               1,697             1,461
   Investment Securities Gains, Net                              207                 9                 432               167
   Gain on the Sale of Mortgage Loans                             84                47                 187                46
   Other Operating Income                                        202               227                 534               614
                                                           ----------        ----------          ----------        ----------
        Total Other Income                                     1,402             1,109               3,813             3,227
                                                           ----------        ----------          ----------        ----------
OTHER EXPENSES:
   Salaries and Employee Benefits                              1,980             1,864               5,763             5,477
   Net Occupancy and Equipment Expense                           617               602               1,877             1,776
   Other Operating Expenses                                    1,483             1,645               4,519             4,626
                                                           ----------        ----------          ----------        ----------
        Total Other Expenses                                   4,080             4,111              12,159            11,879
                                                           ----------        ----------          ----------        ----------

Income Before Income Taxes                                     1,158               724               3,267             2,492
Provision for Income Taxes                                       221               121                 613               474
                                                           ----------        ----------          ----------        ----------

NET INCOME                                                   $   937           $   603            $  2,654          $  2,018
                                                           ==========        ==========          ==========        ==========
Per Share Data
     Basic Net Income                                        $  0.46           $  0.31            $   1.32          $   1.01
                                                           ==========        ==========          ==========        ==========
     Diluted Net Income                                      $  0.46           $  0.31            $   1.32          $   1.01
                                                           ==========        ==========          ==========        ==========
     Cash Dividends                                          $  0.19           $  0.18            $   0.55          $   0.52
                                                           ==========        ==========          ==========        ==========

See accompanying notes to interim financial statements.


FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands), (Unaudited)                          Additional                                Accumulated
                                                Common        Paid-In       Retained        ESOP    Other Comprehensive
For the Nine Months Ended Sept. 30, 2001        Stock         Capital       Earnings        Debt          Income            Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                      $ 9,814      $ 16,957       $ 8,090      $ (1,377)      $      37        $ 33,521

Comprehensive Income
   Net Income                                                                   2,654                                         2,654
   Change in Unrealized Securities Gains, Net                                                                 1,402           1,402
                                                                                                                         -----------
Total Comprehensive Income                                                                                                    4,056
Sale of Common Stock under
   Dividend Reinvestment Plan (15,452 shares)          77           167                                                         244
Cash Dividends Paid                                                            (1,105)                                       (1,105)
Stock Dividend of 5% (98,481 shares)                  492         1,083        (1,575)                                            -
Cash Paid in Lieu of Fractional Shares                                             (2)                                           (2)
                                               ------------- -------------- ------------- -------------  -----------     -----------
Balance at Sept. 30, 2001                         $ 10,383     $ 18,207       $ 8,062      $ (1,377)      $   1,439        $ 36,714
------------------------------------------------------------------------------------------------------------------------------------


                                          FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Dollars in Thousands)
                                                         (Unaudited)
                                                                                                    Nine Months Ended
OPERATING ACTIVITIES                                                                      Sept. 30, 2001           Sept. 30, 2000
                                                                                          --------------           --------------

Net Income                                                                                    $ 2,654                  $ 2,018
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Provision for Possible Loan Losses                                                          455                      250
      Depreciation and Amortization                                                               925                      832
      Net Amortization of Security (Discounts)                                                    (45)                    (114)
      Amortization of Deferred Fees on Loans                                                      218                      343
      (Gain) Loss on Sale of Other Real Estate Loans                                              (33)                     131
      Mortgage Loans Originated for Sale                                                      (19,261)                  (6,629)
      Mortgage Loan Sales                                                                      35,317                    6,629
      Gain on Sale of Mortgage Loans                                                             (187)                     (46)
      Investment Securities Gains, Net                                                           (432)                    (167)
    Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Income                                              716                      (95)
      Increase (Decrease) in Accrued Interest Payable                                          (1,420)                     538
      Net Increase in Other Assets                                                             (2,516)                  (1,471)
      Net (Decrease) Increase in Other Liabilities                                             (1,708)                       9
                                                                                          --------------           --------------
Net Cash Provided By Operating Activities:                                                     14,683                    2,228
                                                                                          --------------           --------------
INVESTING ACTIVITIES
Proceeds from Calls and Maturities of Securities Available-for-Sale                            53,840                    8,266
Proceeds from Calls and Maturities of Securities Held-to-Maturity                               9,059                      577
Proceeds from Sales of Securities Available-for-Sale                                           16,549                    4,796
Purchase of Securities Available-for-Sale                                                     (83,774)                 (35,627)
Purchase of Securities Held-to-Maturity                                                       (11,033)                       -
Net (Increase) Decrease in Interest Bearing Deposits With Banks                                (8,179)                   2,998
Net Increase in Loans                                                                         (15,446)                 (21,008)
Purchase of Premises and Equipment, Net                                                          (222)                    (574)
Proceeds from Sale of Other Real Estate Owned                                                     664                      455
                                                                                          --------------           --------------
Net Cash Used In Investing Activities                                                         (38,542)                 (40,117)
                                                                                          --------------           --------------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest Bearing
  Demand Deposits and Savings Accounts                                                         15,976                    8,594
Net Increase in Certificates of Deposit                                                         4,880                   19,551
Net Increase in Long-Term Debt                                                                      -                    4,000
Net Decrease in Short-Term Debt                                                                (5,695)                       -
Net Increase in Repurchase Agreements                                                           6,158                    7,955
Proceeds from Issuance of Stock                                                                   244                      235
Cash Dividends Paid                                                                            (1,105)                  (1,044)
Cash in Lieu of Fractional Shares                                                                  (2)                      (2)
                                                                                          --------------           --------------

Net Cash Provided by Financing Activities                                                      20,456                   39,289
                                                                                          --------------           --------------

(Decrease) Increase in Cash and Cash Equivalents                                               (3,403)                   1,400
Cash and Cash Equivalents, January 1,                                                          17,738                   16,272
                                                                                          --------------           --------------
Cash and Cash Equivalents, September 30,                                                     $ 14,335                 $ 17,672
                                                                                          --------------           --------------

See accompanying notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------

                                   (Unaudited)


NOTE A - GENERAL

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report for the year ended December 31, 2000.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B - SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

NOTE C - CASH AND STOCK DIVIDENDS

On August 17, 2001, the Company paid its 2001 third quarter dividend on its common stock of $.19 per share to shareholders of record on August 3, 2001.

On June 22, 2001, the Company paid a 5% stock dividend to shareholders of record on June 4, 2001. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

NOTE D - EARNINGS PER SHARE

The Company calculates earning per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". Basic and diluted earnings per share were calculated as follows:


For the Three Months Ended Sept. 30,                                                Average
                                                                  Income             Shares          Per Share
                                                               (numerator)       (denominator)         Amount
                                                              ---------------------------------------------------
2001
--------------------------------------------------------------

Net Income                                                       $ 937

Basic Earnings Per Share
   Income Available to Common Shareholders                       $ 937             2,009,729          $ 0.46

Effect of Dilutive Securities
   Stock Options                                                                       4,003
                                                              ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                              $ 937             2,013,731          $ 0.46
                                                              ===================================================

2000
--------------------------------------------------------------

Net Income                                                       $ 603

Basic Earnings Per Share
   Income Available to Common Shareholders                       $ 603             1,994,574          $ 0.31

Effect of Dilutive Securities
   Stock Options                                                                       1,747
                                                              ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                              $ 603             1,996,321          $ 0.31
                                                              ===================================================

For the Nine Months Ended Sept. 30,                                                    Average
                                                                     Income            Shares          Per Share
                                                                   (numerator)      (denominator)       Amount
                                                              ---------------------------------------------------
2001
--------------------------------------------------------------

Net Income                                                           $ 2,654

Basic Earnings Per Share
   Income Available to Common Shareholders                           $ 2,654          2,004,452          $ 1.32

Effect of Dilutive Securities
   Stock Options
                                                                                          2,954
                                                              ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                                  $ 2,654          2,007,406          $ 1.32
                                                              ===================================================

2000
--------------------------------------------------------------

Net Income                                                           $ 2,018

Basic Earnings Per Share
   Income Available to Common Shareholders                           $ 2,018          1,994,588          $ 1.01

Effect of Dilutive Securities
   Stock Options
                                                                                          2,639
                                                              ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                                  $ 2,018          1,997,227          $ 1.01
                                                              ===================================================

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

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The issuance of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operation.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and nine month period ended September 30, 2001.

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

Results of Operations

Basic and diluted earnings per share for the three months ended September 30, 2001 were $0.46 as compared to $0.31 for the corresponding period in 2000. Average basic shares outstanding during this three month period were 2,009,729 in 2001 and 1,994,574 in 2000. Basic and diluted earnings per share for the nine months ended September 30, 2001 were $1.32 as compared to $1.01 for the corresponding period in 2000. Average basic shares outstanding during this nine month period were 2,004,452 in 2001 and 1,994,588 in 2000. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 22, 2001. (see Note D)

The net income for the three months ended September 30, 2001 was $937,000 compared to $603,000 for the same period in 2000. This was an increase of $334,000 or 55.4%. The earnings increase was attributable in part to an increase in net interest income of $110,000 or 2.9% (see discussion on Net Interest Income), a $58,000 increase in other income exclusive of gains on the sale of available-for-sale securities and the gains on the sale of mortgage loans held-for-sale. Also contributing to higher earnings was a $198,000 increase in the gains on the sale of available-for-sale securities, a $37,000 increase in the gains on the sale of mortgage loans and a decrease in total other expenses of $31,000. These were offset in part by a $100,000 increase in Federal income taxes.

Net income for the nine months ended September 30, 2001 was $2,654,000 compared to $2,018,000 for the same period in 2000, an increase of $636,000 or 31.5%. The earnings increase was primarily attributable to an increase of $674,000 or 5.9% in net interest income, an increase of $180,000 or 6.0% in other income exclusive of gains on the sale of available-for-sale securities and the gains on the sale of mortgage loans. The other factors affecting the higher earnings were the increase in gains on the sale of mortgage loans of $141,000 and an increase of $265,000 in the gains on the sale of available-for-sale securities. These were partially offset by a $280,000 or 2.4% increase on total other expenses, a $205,000 increase in the provision for possible loan losses and a $139,000 increase in Federal income taxes due to higher earnings.

Net Interest Income

Net interest income amounted to $3,961,000 for the three months ended September 30, 2001 compared to $3,851,000 for the three months ended September 30, 2000, an increase of $110,000 or 2.9%. This increase was primarily the result of decreases in interest earned on loans and investments being less than the decreases in interest paid on deposits and debt. The total interest income earned on loans and investments amounted to $7,460,000 for the third quarter of 2001, a decrease of $11,000 or 0.1% from the $7,471,000 earned in the same period in 2000. The total interest expense paid on deposits and debt was $3,499,000 and $3,620,000 for the three month period ended September 30, 2001 and 2000, respectively. This was an decrease in third quarter of 2001 from 2000 of $121,000 or 3.3%. The decrease in interest income and interest expense are primarily the result of declining interest rates.

Net interest income for the nine months ended September 30, 2001 was $12,068,000 compared to $11,394,000 for the same period in 2000. This was an increase of $674,000 or 5.9%. The interest income earned on loans and investments during the first nine months of 2001 was $22,819,000, which was $1,323,000 or 6.2% higher than the 2000 amount of $21,496,000. Total interest expense for the nine month period was $10,751,000 and $10,102,000 in 2001 and 2000, respectively. The increase in interest expense in 2001 in 2001 over 2000 is $649,000 or 6.4%.

The fully taxable-equivalent net interest income was $12,776,000 for the first nine months of 2001, compared to $11,997,000 for the same period in 2000, a 6.5% or $779,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $1,438,000 increase related to volume partially reduced by a $659,000 decrease due to interest rates.

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the nine months ended September 30, 2001 as compared to the same period in 2000, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

The following table sets forth a "Rate/Volume Analysis" for the nine months ended September 30, 2001. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                                           RATE / VOLUME ANALYSIS
                                           (Dollars in Thousands)
                                                (Unaudited)

                                                                                 Nine Months Ended
                                                                                September 30, 2001
                                                                                  Over / (Under)
                                                                                September 30, 2000

                                                                                  CHANGE DUE TO:
                                                                     TOTAL             RATE             VOLUME
                                                                 --------------------------------------------------

(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks                                      $ 56             $ (74)            $ 130
Federal Funds Sold                                                          (6)              (13)                7
Investment Securities                                                      449              (472)              921
Loans                                                                      929              (198)            1,127
                                                                 --------------    --------------    --------------
Total Interest Income                                                  $ 1,428            $ (757)          $ 2,185
                                                                 --------------    --------------    --------------

INTEREST EXPENSE
Demand Deposits, Money Market, Savings & Clubs                           $ 188              $ 66             $ 122
Time Deposits, CD's over $100,000                                          439                74               365
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase                                      78              (148)              226
Short-Term Borrowings                                                     (151)              (23)             (128)
Long-Term Borrowings                                                        95               (67)              162
                                                                 --------------    --------------    --------------
Total Interest Expense                                                     649               (98)              747
                                                                 --------------    --------------    --------------

Net Increase in Interest Income                                          $ 779            $ (659)          $ 1,438

Total taxable-equivalent interest income for the nine months ended September 30, 2001 grew by $1,428,000 or 6.5% compared to the same period in 2000, primarily the result of the higher volumes in loans and investment securities. Interest income from loans on a fully-taxable equivalent basis was $929,000 or 6.9% higher during the nine months ended September 30, 2001 as compared to the same period in 2000. This increase was comprised of a $1,127,000 increase due to volume reduced by a $198,000 decrease due to lower rates. Income from investment securities for the nine months ended September 30, 2001 increased $449,000 or 5.2% over the same period in 2000. This was comprised of a $921,000 increase due to volume reduced in part by a $472,000 decrease due to rates. Average year-to-date earning assets increased to $415,469,000 at September 30, 2001 from $376,789,000 at September 30, 2000, a $38,680,000 or 10.3% increase.

Total interest expense grew $649,000 or 6.4% during the first nine months of 2001, over the same period in 2000. This growth was principally the result of higher volumes, primarily due to an increase in all deposit categories, repurchase agreements, and long-term debt. Interest expense attributed to time deposits and certificates of deposit over $100,000 increased $439,000 or 6.7% during the first nine months of 2001, over the first nine months of 2000. This was comprised of a $365,000 increase due to volume and a $74,000 increase due to rates. The interest expense on demand, savings, money market and club deposits increased $188,000 during the first nine months of 2001, over the first nine months of 2000. This was comprised of a $122,000 increase due to volume and a $66,000 increase due to higher rates paid on these deposits. The increase in deposits was used to finance the earning asset growth.

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


                               FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                                         (Dollars in Thousands)
                                               (Unaudited)

Nine Months Ended, Sept. 30,                                   2001                                         2000
                                               ---------------------------------------       ---------------------------------------
                                                              Interest      Average                          Interest       Average
                                               Average         Income/       Yield/          Average          Income/       Yield/
                                               Balance         Expense        Rate           Balance          Expense        Rate
                                               ---------------------------------------       ---------------------------------------

ASSETS:
INTEREST-EARNING ASSETS
Interest-Bearing Deposits with Banks              $ 4,618          $ 128        3.70%           $ 1,650             $ 72       5.82%
Federal Funds Sold                                    425             10        3.14                299               16       7.13
Investment Securities
     Taxable                                      147,097          7,126        6.46            136,112            6,988       6.85
     Non-Taxable (1)                               36,440          1,960        7.17             29,733            1,649       7.40
Loans (1) (2)                                     229,286         14,303        8.32            211,468           13,374       8.43
Reserve for Loan Losses                            (2,397)             -           -             (2,473)               -          -
                                               -----------   ----------- -----------          ----------     -----------  ----------
Net Loans                                         226,889         14,303        8.41            208,995           13,374       8.53
                                               -----------   -----------                      ----------     -----------
     Total Interest-Earning Assets                415,469         23,527        7.55            376,789           22,099       7.82
Non-Interest Earning Assets                        29,614              -           -             31,810                -          -
                                               -----------   ----------- -----------          ----------     -----------  ----------
     TOTAL ASSETS, INTEREST INCOME               $445,083         23,527        7.05          $ 408,599           22,099       7.21
                                               -----------   -----------                      ----------     -----------

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
     Demand Deposits                             $ 55,180            396        0.96           $ 52,637              397       1.01
     Money Market Deposits                         17,431            418        3.20             12,938              265       2.73
     Savings & Club Deposits                       65,079          1,078        2.21             62,927            1,042       2.21
     CD's over $100,000                             5,622            233        5.52              4,788              171       4.76
     All Other Time Deposits                      162,341          6,743        5.54            154,304            6,366       5.50
                                               -----------   -----------                      ----------     -----------
       Total Interest-Bearing Deposits            305,654          8,868        3.87            287,594            8,241       3.82
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase             12,822            286        2.97              6,144              208       4.51
Short-Term Debt                                     2,336             89        5.09              5,025              240       6.37
Long-Term Debt                                     34,000          1,508        5.91             30,496            1,413       6.18
                                               -----------   -----------                      ----------     -----------
       Total Interest-Bearing Liabilities         354,812         10,751        4.04            329,259           10,102       4.09

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits                      47,658              -           -             43,015                -          -
Other Liabilities                                   7,983              -           -              7,614                -          -
                                               -----------   ----------- -----------          ----------     -----------  ----------
       TOTAL LIABILITIES                          410,453         10,751        3.49            379,888           10,102       3.55
       SHAREHOLDERS' EQUITY                        34,630              -           -             28,711                -          -
                                               -----------   ----------- -----------          ----------     -----------  ----------
       TOTAL LIABILITIES AND EQUITY              $445,083         10,751        3.22          $ 408,599           10,102       3.30
                                               ===========   -----------                      ==========     -----------

NET INTEREST INCOME                                              $12,776                                        $ 11,997
                                                             ===========                                     ===========

     Net Interest Spread (3)                                                    3.51                                           3.73
     Effect of Interest-Free Sources
       Used to Fund Earnings                                                    0.59                                           0.52
     Net Interest Margin (4)                                                    4.10%                                          4.25%
                                                                         ============                                     ==========

(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The tax equivalent adjustments included above are $708,000 and $603,000 for the nine months ended Sept. 30, 2001 and Sept. 30, 2000, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.

(2)       Loan fees of $(82,000) and $(201,000) for the nine months ended Sept.
          30, 2001 and Sept. 30, 2000, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $2,357,000 and $1,269,000 for the nine months ended Sept. 30, 2001 and September 30, 2000, respectively.

(3) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.

(4) Net interest margin is computed by dividing net interest income by averaging interest-earning assets.


The net interest margin of 4.10% for the nine month period ended September 30, 2001, decreased from the 4.25% net interest margin for the first nine months of 2000. The yield on interest earning assets was 7.55% during the first nine months of 2001 as compared to 7.82% in 2000. The average interest rate paid on interest bearing deposits and other borrowings was 4.04% for the first nine months of 2001 as compared to 4.09% in 2000.

Other Income and Other Expenses

Other income for the three months ended September 30, 2001, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $1,195,000 as compared to $1,100,000 for the same period in 2000. This was an increase of $95,000 or 8.6%. This increase was the result of the gains on the sale of mortgage loans, and increases in service charges, and trust and wealth management revenues, reduced in part by a decline in other miscellaneous income. In the three month period ended September 30, 2001, the gains on the sale of mortgage loans amounted to $84,000 as compared to a gain of $47,000 for the same period in 2000. This was an increase of $37,000 or 78.3%. Mortgage loan sales amounted to $8,166,000 during the three month period ended September 30, 2001 as compared to $5,663,000 during the same period in 2000. Service charges were $599,000, during the three months ended September 30, 2001, a $80,000 or 15.4% increase over the 2000 amount of $519,000. The increase in service charges was due to growth in checking accounts. The trust and wealth management revenues were $310,000 for the three months ended September 30, 2001 as compared to $307,000 for the three months ended September 30, 2000, an increase of $3,000 or 1.0%. Other miscellaneous income for the three months ended September 30, 2001 was $202,000, a decrease of $25,000 or 11.0% compared to $227,000 for the same period in 2000. The reduction in other miscellaneous income was primarily the result of a decrease in rental income on properties held in other real estate owned due to the sale of those assets.

Other income for the nine months ended September 30, 2001, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $3,381,000 as compared to $3,060,000 for the same period in 2000. This was an increase of $321,000 or 10.5%. In the nine month period ended September 30, 2001, service charges were $1,697,000, a $236,000 or 16.2%
increase over the 2000 amount of $1,461,000. The increase in service charge income was the result of a higher number of checking account customers. The gains on the sale of mortgage loans were $187,000 during the first nine months of 2001 compared to gains of $46,000 in the first nine months of 2000. Mortgage loan sales amounted to $35,317,000 and $6,629,000 in the first nine months of 2001 and 2000, respectively. The increase in the mortgage sales gains was the result of lower interest rates and a higher volume of mortgage sales. The revenues from the trust and wealth management operations were $963,000 for the nine months ended September 30, 2001 as compared to $939,000 for the nine months ended September 30, 2000, an increase of $24,000 or 2.5%. These increases were partially offset by a $80,000 decrease in other miscellaneous income during the first nine months of 2001 as compared to the same period in 2000. Other miscellaneous income was $534,000 and $614,000 for the nine months ended September 30, 2001 and 2000, respectively.

Total other expenses for the three month period ended September 30, 2001 were $4,080,000 as compared to $4,111,000 for the same period in 2000. This was a decrease of $31,000 or 0.8%. This decrease was the result of a decrease of $162,000 or 9.8% in other operating expenses which were $1,483,000 in 2001 as compared to $1,645,000 in 2000. This decrease was primarily the result of lower legal and marketing expenses. The decrease in other operating expenses was partially offset by an increase of $116,000 or 6.2% in salary and benefit expenses during the third quarter of 2001 as compared to 2000. Salary and benefit expenses were $1,980,000 and $1,864,000 for the three month period ended September 30, 2001 and 2000, respectively. These increases were primarily due to general salary increases of approximately 3.5% and the additional staff necessitated by the opening of two new branches located in Whitehall and Trexlertown in the fourth quarter of 2000. Also affecting earnings for the third quarter was an increase in occupancy and equipment expenses of $15,000 or 2.5%. These expenses amounted to $617,000 for the third quarter of 2001 as compared to $602,000 for the same period in 2000.

Total other expenses for the nine month period ended September 30, 2001 increased by $280,000 or 2.4% to $12,159,000 over total other expenses for the same period in 2000 of $11,879,000. Included in this increase was a $286,000 or 5.6% increase in salary and benefit expenses which were $5,763,000 in 2001 as compared to $5,477,000 in 2000. These increases were primarily due to general salary increases of approximately 3.5% and the additional staff necessitated by the opening of two new branches located in Whitehall and Trexlertown in the fourth quarter of 2000 and reduced in part by some staff reductions in various operations departments. Occupancy and equipment expenses were $1,877,000 for the nine months ended September 30, 2001 and $1,776,000 for the nine months ended September 30, 2000, an increase of $101,000 or 5.7%. The increase in occupancy expenses were related to the new branches. Other operating expenses for the nine month period ended September 30, 2001 were $4,519,000, a decrease of $107,000 or 2.3% from the $4,626,000 in other expenses for the same period in 2000. This decrease was primarily the result of a reduction in marketing expenses.

FINANCIAL CONDITION
Assets and Liabilities

Total assets at September 30, 2001 were $465,302,000, representing an increase of $22,251,000 or 5.0% over total assets of $443,051,000 at December 31, 2000.
Deposits increased by $20,856,000 or 5.9% from $353,190,000 on December 31, 2000 to $374,046,000 on September 30, 2001. Contributing to this increase in total deposits were increases in savings and money market deposits of $10,397,000, certificates of deposits over $100,000 of $7,304,000 and non-interest bearing checking deposits of $6,188,000, partially offset by a decrease in certificates of deposit under $100,000 of $2,423,000, and interest-bearing checking accounts of $610,000. Loans outstanding at September 30, 2001 were $222,034,000 as compared to $226,944,000 at December 31, 2000. This was a decrease of $4,910,000 or 2.2%. The decrease in loans was primarily the result of a decrease of $12,819,000 or 18.5% in residential real estate loans as a result of the sale of $35,317,000 of residential real estate loans during the first nine months of 2001. These increases were offset in part by an increase in consumer loans of $6,175,000 or 6.1% and an increase in commercial loans of $1,734,000 or 3.1%. There were $3,343,000 of residential real estate loans identified as held-for-sale at September 30, 2001. There were no residential real estate loans held-for sale at December 31, 2000. The loan to deposit ratio was 59.4% and 64.3% at September 30, 2001 and December 31, 2000, respectively.

The Company had long-term debt totaling $34,000,000 at September 30, 2001 and December 31, 2000. Of the loans outstanding at September 30, 2001, $5,000,000 matures in December 2001, $10,000,000 matures in August 2004, $7,000,000 matures in October 2008 and $12,000,000 matures in August 2010. The interest rates associated with these loans are 2.68% variable (at LIBOR plus 3 basis points), 4.86% fixed to October 2003 at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, 6.06% fixed to August 2001 at which time the rate may be converted to 3 month LIBOR plus 15 basis points, if LIBOR is 7.5% or higher, and 6.23% fixed to August 2001 at which time the rate may be converted to 3 month LIBOR plus 15 basis points if LIBOR is 8% or higher, respectively. The loans are secured by the Bank's residential real estate loans and investment securities. These funds were borrowed to improve liquidity and to fund loans.

The Company's Employee Stock Ownership Plan (ESOP) has four loans outstanding totaling $1,377,000 at September 30, 2001 and December 31, 2000. The first loan with an outstanding principal balance of $305,000 is due in 2005. The second loan with an outstanding balance of $90,000 is due in 2018. The third loan with an outstanding balance of $72,000 is due in 2010. The fourth loan with an outstanding balance of $100,000 is due in 2005. The interest is due quarterly on these loans. Principal payments are made annually in October. The interest rate on these loans is at the Bank's prime rate (6.0% at September 30, 2001 and 9.5% at December 31, 2000).

The Bank had no short-term borrowings from the Federal Home Loan Bank of Pittsburgh against a line of credit of $25,000,000 at September 30, 2001. At December

31, 2000, the Bank had short-term borrowings totaling $5,695,000 from the Federal Home Loan Bank of Pittsburgh.

Allowance and Provision for Possible Loan Losses

The provision is based on management's analysis of the adequacy of the allowance for loan losses. In its evaluation, management considers past loan experience, overall characteristics of the loan portfolio, current economic conditions and other relevant factors. Management currently believes that the allowance is adequate to absorb known and inherent losses in the loan portfolio. Ultimately, however, the adequacy of the allowance is largely dependent upon economic conditions that are beyond the scope of management's control.

For the first nine months of 2001, the provision for loan losses was $455,000. Net charge offs were $520,000 for the nine months ended September 30, 2001 compared with $257,000 for the nine months ended September 30, 2000. The ratio of the allowance for loan losses to total loans was 1.06% at September 30, 2001 and December 31, 2000. This was primarily the result of a decrease in the allowance for possible loan losses. The allowance for possible loan losses at September 30, 2001 totaled $2,346,000, a decrease of $65,000 or 2.7% over the December 31, 2000 amount of $2,411,000.

At September 30, 2001, $48,000 of the allowance for possible loans losses was allocated to impaired loans.

Transactions in the allowance for loan losses were as follows:

                                                2001                2000
                                          ----------------    ----------------

Balance, January 1,                           $2,411,000          $2,437,000
Provision charged to Operating Expenses          455,000             250,000
Loans Charged Off                               (666,000)           (388,000)
Recoveries                                       146,000             131,000
                                          ----------------    ----------------
Balance, September 30,                        $2,346,000          $2,430,000

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

Total non-performing loans (non-accruing loans and loans past due over 90 days) amounted to $1,951,000 at September 30, 2001 as compared to $2,517,000 at December 31, 2000 and $2,251,000 at September 30, 2000. The ratio of non-performing loans to total loans was 0.88%, 1.11% and 1.01% at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. The decrease in this ratio is primarily the result of a decrease in total non-performing loans due to collection efforts.

Non-accruing loans at September 30, 2001 of $913,000 decreased from the December 31, 2000 amount of $1,048,000 and the September 30, 2000 level of $1,134,000.
The amount of decrease from December 31, 2000 to September 30, 2001 was $135,000. This decrease was primarily the result of collection efforts. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of September 30, 2001, loans past due 90 days or more and still accruing interest were $1,038,000 compared to $1,469,000 at December 31, 2000 and $1,117,000 at September 30, 2000. The $431,000 decrease in loans past due 90 days from December 31, 2000 to September 30, 2001 was the result of decreases in commercial, mortgage and consumer loans past due 90 days or more.

Non-Performing Loans

                                                              Sept. 30,         December 31,          Sept. 30,
                                                                 2001                2000                2000
----------------------------------------------------------------------------------------------------------------
Non-accrual loans on a cash basis                             $ 913,000           $ 1,048,000       $ 1,134,000
Non-accrual loans as a percentage
   of total loans                                                 0.41%                 0.46%             0.51%
Accruing loans past due 90 days or more                     $ 1,038,000           $ 1,469,000       $ 1,117,000
Accruing loans past due 90 days or more
   as a percentage of total loans                                 0.47%                 0.65%             0.50%
Allowance for loan losses to
   nonperforming loans                                          120.25%                95.79%           107.95%
Nonperforming loans to total loans                                0.88%                 1.11%             1.01%
Allowance for loan losses to total loans                          1.06%                 1.06%             1.09%
----------------------------------------------------------------------------------------------------------------

There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans.

Other Real Estate Owned

Other Real Estate Owned at September 30, 2001 of $99,000 decreased from the December 31, 2000 level of $325,000. This $226,000 decrease was primarily due to the sale of some residential and commercial real estate properties.

Investment Securities

The Company had $180,093,000 in available-for-sale securities at September 30, 2001 with a net unrealized gain of $1,439,000. At December 31, 2000 available-for-sale securities amounted to $164,029,000 with a net unrealized gain of $37,000.

During the nine month period ended September 30, 2001, $16,549,000 of securities available-for-sale were sold for a net gain of $432,000 as compared to $4,629,000 of securities available-for-sale sold for a net gain of $167,000 for the same time period in 2000.

Held-to-maturity securities totaling $21,870,000 at September 30, 2001 are carried at amortized cost. At December 31, 2000, the held-to-maturity securities totaled $19,972,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at September 30, 2001, did not hold any securities identified as derivatives.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of September 30, 2001, the Company and the Bank met all capital adequacy requirements to which they were subject.


CAPITAL RATIOS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                Required                Te Be Well Capitalized
                                                                              For Capital               Under Prompt Corrective
                                                      Actual                Adequacy Purposes              Action Provisions
                                            --------------------------  --------------------------  ------------------------------
(Dollars in Thousands)
  At September 30, 2001                          Amount       Ratio          Amount       Ratio             Amount          Ratio
----------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                      $36,888       14.98%        $19,699        8.00%                 -
    Bank                                         $32,352       13.24%        $19,541        8.00%          $ 24,426        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                      $34,542       14.03%        $ 9,849        4.00%                 -
    Bank                                         $30,006       12.28%        $ 9,770        4.00%          $ 14,656         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                      $34,542        7.63%        $18,117        4.00%                 -
    Bank                                         $30,006        6.67%        $17,997        4.00%          $ 22,496         5.00%

----------------------------------------------------------------------------------------------------------------------------------
                                                                                Required                Te Be Well Capitalized
                                                                              For Capital               Under Prompt Corrective
                                                      Actual                Adequacy Purposes              Action Provisions
                                            --------------------------  --------------------------  ------------------------------
(Dollars in Thousands)
  At December 30, 2001                           Amount       Ratio          Amount       Ratio             Amount          Ratio
----------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                      $35,733       15.16%        $18,862        8.00%                 -
    Bank                                         $31,161       13.03%        $19,127        8.00%          $ 23,909        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                      $33,313       14.13%        $ 9,431        4.00%                 -
    Bank                                         $28,750       12.02%        $ 9,564        4.00%          $ 14,345         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                      $33,313        8.00%        $16,654        4.00%                 -
    Bank                                         $28,750        6.95%        $16,557        4.00%          $ 20,697         5.00%

----------------------------------------------------------------------------------------------------------------------------------

The Company is not aware of any trends, events or uncertainties that will have a material adverse effect on the Company's liquidity, capital resources or operations, except for higher interest rates which could cause deposit disintermediation and an increase in interest expense and the possibility of inflationary trends, the results of which cannot be determined at this time. The Company is not under any agreement with the regulatory authorities nor is it aware of any current recommendation by regulatory authorities which, if they were implemented, would have a material adverse effect on liquidity, capital resources, or the operations of the Company.

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

At September 30, 2001, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $14,335,000, and securities maturing within one year totaled $4,200,000. At December 31, 2000, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $17,833,000, and securities maturing within one year were $2,346,000. Securities sold under an agreement to repurchase totaled $13,373,000 at September 30, 2001 and $7,215,000 at December 31, 2000. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $8,262,000 at September 30, 2001 and $95,000 at December 31, 2000. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were $2,000,000 in Federal funds sold at September 30, 2001. There were no Federal Funds sold at December 31, 2000.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at September 30, 2001, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at September 30, 2001. At December 31, 2000, the Bank had $5,695,000 in short-term borrowings from the Federal Home Loan Bank. The Bank had long-term borrowings from the Federal Home Loan Bank at September 30, 2001 and December 31, 2000 totaling $34,000,000.

Cash flows for the nine months ended September 30, 2001 consisted of cash used in investing activities of $38,542,000, offset in part by cash provided by operating activities of $14,683,000 and cash provided by financing activities of $20,456,000, resulting in a net decrease in cash and cash equivalents of $3,403,000.

Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $83,774,000 and $11,033,000, respectively, a net increase in interest-bearing deposits with banks of $8,179,000 and a net increase in loans of $15,446,000, partially offset by proceeds from calls and maturities of securities available-for-sale of $53,840,000, proceeds from calls and maturities of securities held-to-maturity of $9,059,000 and the proceeds from the sales of securities available-for-sale of $16,549,000.

Cash provided by operating activities was the result of net income for the nine month period of $2,654,000, proceeds from the sale of residential real estate loans of $35,317,000, depreciation and amortization of $925,000, a decrease in accrued interest income of $716,000, partially offset by residential mortgage loans originated for sale of $19,261,000, a net decrease in other liabilities of $1,708,000, a net increase in other assets of $2,516,000 and a decrease in accrued interest payable of $1,420,000.

Cash provided by financing activities consisted principally of an increase in interest and non-interest bearing demand deposits and savings accounts of $15,976,000 and an increase in repurchase agreements of $6,158,000, and an increase in certificates of deposit of $4,880,000, partially offset by a decrease in short-term debt of $5,695,000 and the payment of cash dividends of $1,105,000.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at September 30, 2001 was $36,714,000 as compared to $33,521,000 at December 31, 2000, for an increase of $3,193,000 or 9.5%.

On August 17, 2001 the Company paid its 2001 third quarter cash dividend on its common stock of $0.19 per share to shareholders of record on August 3, 2001. On June 22, 2001 the Company paid a 5% stock dividend to shareholders of record on June 4, 2001.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first nine months of 2001, 15,452,shares of common stock were purchased from authorized and unissued shares at an average price of $15.79 per share for proceeds of approximately $244,000.

The Company has a Non-Employee Director Stock Option Plan that provides for the awarding of stock options to the Company's non-employee directors. No options were issued or exercised under this Plan during the first nine months of 2001.

The Company has a Stock Option Plan adopted in 1996, which provide for the granting of options to acquire the Company's common stock for officers and key employees. During the first nine months of 2001, options to purchase 41,475 shares of the Company's common stock at an average price of $16.59 per share were granted to certain officers. No options were exercised under this Plan during the first nine months of 2001.

At the Company's Annual Meeting on May 17, 2001, the shareholders approved the adoption of the "2001 Stock Option Plan". Pursuant to this plan, options to purchase a total of 18,207 shares of the Company's common stock at a price of $16.47 per share were granted to the Company's non-employee directors. In addition, options to purchase 2,625 shares of the Company's common stock at a price of $16.59 were granted to certain officers under this plan.

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

          Neither the Company, the Bank nor any of their properties is subject to any other material legal proceedings.


ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

ITEM 5.   Other Information

          On July 19, 2001, the Board of Directors of the Company adopted an amendment to the Company's Bylaws concerning the procedures of timing for nominations of directors and submission of proposals to be considered at meetings of shareholders. A copy of that amendment was filed as Exhibit 3.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001.

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

          Shareholder proposals for the 2002 Annual Meeting of Shareholders must be submitted to the Company by December 6, 2001 to receive consideration for inclusion in the Company Proxy Statement relating to the 2002 Annual Meeting of Shareholders. Any such proposals must also comply with SEC proxy rules, including SEC Rule 14a-8, and any applicable requirements set forth in the Bylaws.

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


ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
              10.24 Severance Agreement dated August 16, 2001 by and between the Board and David W. Hughes

          (b) Reports on Form 8K
                No reports on Form 8K were filed for the quarter during which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FIRST COLONIAL GROUP, INC.


DATE:    November 5, 2001             BY: /S/  S. ERIC BEATTIE
       -------------------                --------------------
                                           S. ERIC BEATTIE
                                           PRESIDENT
                                           (PRINCIPAL EXECUTIVE OFFICER)


DATE:     November 5, 2001            BY: /S/  REID L. HEEREN
       --------------------               -------------------
                                           REID L. HEEREN
                                           VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL OFFICER)