Form 10-K405
period 2001-12-31
FIRST COLONIAL GROUP INC
filed 2002-03-29
CIK 714719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the fiscal year ended December 31, 2001.
                                                          -----------------
                                       OR
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________.


                         Commission File Number 0-11526

                           FIRST COLONIAL GROUP, INC.
       -----------------------------------------------------------------
                (Name of Registrant as Specified in its charter)

           Pennsylvania                                  23-2228154
-------------------------------------  -----------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 76 South Main Street, Nazareth, Pennsylvania               18064
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

                          Common Stock, $5.00 Par Value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X             No
                              ---              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant is $39,751,697. (1)

     The number of shares of the Issuer's common stock, par value $5.00 per share, outstanding as of March 26, 2002 was 2,100,062.



                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Company's Proxy Statement to be filed in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference in
Part III of this report.

     Other documents incorporated by reference are listed in the Exhibit Index.









     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on March 26, 2002. Includes an aggregate of 231,449 shares, with an aggregate market value of $5,355,730, held by the Trust Department of Nazareth National Bank & Trust Company in Trust for persons other than executive officers, directors and 10% shareholders of the registrant. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

Item 1.   Business
-------   --------

Forward Looking Information
---------------------------

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

Investment Considerations
-------------------------

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

     Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2001, total interest earning assets maturing or repricing within one year was less than total interest bearing liabilities maturing or repricing during the same time period by $2,000,000, representing a negative cumulative one year gap of 99%. If interest rates rise, the Company could experience a decrease in net interest income. The Company also has interest rate risk if interest rates decline. This risk is the result of the investment in U. S. Agency securities that have call features. If interest rates decline, $47,472,000 of these securities could be called; thus reducing net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U. S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7. Management's Discussion of Financial Condition and Results of Operations", and "Item 7.A. Quantitative and Qualitative Disclosure About Market Risk".

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

     Competition. The Company faces strong competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Most of these competitors have substantially greater financial resources than the Company including a larger capital base which allows them to attract customers seeking larger loans than the Bank is able to make. In addition, many of the Bank's competitors have higher legal lending limits than does the Bank. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Bank offers. As a result of the recent repeal of the Glass-Steagall Act which separated commercial and investment banking industries, all banking organizations, including the Company, are likely to face an increase in competition. See "Supervision and Regulation"
- "Recent Legislation".

     Allowance for Loan Losses. The Company has established an allowance for loan losses which management believes to be adequate to offset probable losses on the Company's existing loans. However, there is no precise method of predicting loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses through a charge to earnings resulting in reduced profitability.

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

General
-------

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

     As of December 31, 2001 the Company, on a consolidated basis, had total assets of $465,144,000, total deposits of $379,886,000, and total shareholders' equity of $35,326,000.

Nazareth National Bank and Trust Company
----------------------------------------

     History and Business
     --------------------

     The Bank was incorporated under the laws of the United States of America as a national bank in 1897 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Northampton County, Monroe County and Lehigh County, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 2001, the Bank had total assets of $462,051,000, total deposits of $380,867,000 and total shareholders' equity of $30,264,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

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

     The Bank's services include accepting time, demand and savings deposits, including NOW accounts (Flex Checking), regular savings accounts, money market accounts, super money market accounts (an account that pays a higher rate of interest for high balances), fixed rate certificates of deposit and club accounts, including the Vacation Club, the College Club(R) and the Christmas Club. The Bank offers Mastercard(R) and VISA(R), as well as a Constant Cash account (a pre-approved line of credit activated by writing checks against a checking account) and the First Colonial Club(R) and Quality Checking(R) (deposit package programs which provide checking accounts with other services including credit card protection, discount travel, shopping services and other related financial services). Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans, and renting safe deposit facilities. Additional services include making residential mortgage loans (both fixed rate and variable rate), home equity lines of credit, loans to purchase manufactured homes, revolving credit loans with overdraft checking protection, small business loans, student loans, recreational vehicles and new and used car and truck loans.

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

     Trust and Wealth Management services provided by the Bank include services as executor and trustee under wills and deeds, as guardian, custodian and as trustee and agent for pension, profit sharing and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of stock and bond issues and as escrow agent. In addition, the Bank provides discount brokerage through an outside supplier of this service, and various tax services.

     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

     Competition
     -----------

     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of Northampton and Lehigh Counties (known as the Lehigh Valley), and Monroe County, Pennsylvania with concentrations in the Nazareth, Allentown, Bethlehem, Brodheadsville, Easton, and Stroudsburg areas. In order to keep pace with its competition and the continuing growth of these areas, the Bank may, in the future, consider establishing additional new branches, although no assurance can be given that any new branches will be opened or if opened, that they will be successful. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be Ambassador/Lafayette Bank, headquartered in Easton, Pennsylvania, with branches in Nazareth, Bethlehem and Allentown, Pennsylvania, Vista Bank, headquartered in Phillipsburg, New Jersey with branches in Easton, Pennsylvania, and Bethlehem Pennsylvania; Wachovia Bank, NA, headquartered in Charlotte, North Carolina, with branch offices in Easton, Bethlehem, Stroudsburg and Allentown, Pennsylvania; Fleet National Bank, headquartered in Providence, Rhode Island, with branches in Bethlehem, Easton and Allentown, Pennsylvania; and PNC Bank headquartered in Pittsburgh, Pennsylvania, with branches in Nazareth, Brodheadsville, Stroudsburg, Easton and Allentown, Pennsylvania.

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

First C. G. Company, Inc.
-------------------------

     In July 1986, the Company established a wholly-owned subsidiary, First C.
G. Company, Inc., a Delaware corporation, for the purpose of investing in various types of securities. As of December 31, 2001, First C. G. Company, Inc. had total assets of $4,498,000, of which $3,032,000 was invested in common stocks and $1,235,000 in loans to the Bank's ESOP and most of the remaining assets were in interest-bearing bank deposits. The total shareholders' equity at December 31, 2001 was $4,411,000.

Supervision and Regulation
--------------------------

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

     The Company
     -----------

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

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company. Also, under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself. Consistent with the "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

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

     The Bank
     --------

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

     Under the Community Reinvestment Act, as amended ("CRA"), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. For its most recent examinations, the Bank received an "outstanding" rating.

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

     Capital Regulation
     ------------------

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital from 3% to 5% of average assets (leverage ratio). The 3% leverage ratio is a minimum for the top-rated banking organizations without any supervisory, financial or operational weaknesses or deficiencies and other banking organizations are expected to maintain leveral capital ratios 100 to 200 basis points above the minimum depending on their financial condition. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, as of December 31, 2001 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The following tables provide a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

--------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                                                                Required                  To Be Well Capitalized
                                                                             For Capital               Under Prompt Corrective
                                              Actual                       Adequacy Purposes               Action Provisions
                                      ------------------------        -------------------------       --------------------------
at December 31, 2001                   Amount          Ratio           Amount           Ratio          Amount           Ratio
--------------------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)           $37,926          15.38%          $19,738           8.00%         $    --             --
     Bank                              $32,931          13.50%          $19,515           8.00%         $24,393          10.00%

Tier I Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)           $35,662          14.46%          $ 9,869           4.00%         $    --             --
     Bank                              $30,667          12.58%          $ 9,757           4.00%         $14,636           6.00%

Tier I Capital
(To Average Assets, Leverage)
     Company (Consolidated)            $35,662           7.65%          $18,661           4.00%         $    --             --
     Bank                              $30,667           6.61%          $18,575           4.00%         $23,218           5.00%
--------------------------------------------------------------------------------------------------------------------------------

                                                                               Required                  To Be Well Capitalized
                                                                             For Capital               Under Prompt Corrective
                                              Actual                       Adequacy Purposes               Action Provisions
                                      ------------------------        -------------------------       --------------------------
at December 31, 2000                   Amount          Ratio           Amount           Ratio          Amount           Ratio
--------------------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)           $35,733          15.16%          $18,862           8.00%              --             --
     Bank                              $31,161          13.03%          $19,127           8.00%         $23,909          10.00%

Tier I Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)           $33,313          14.13%          $ 9,431           4.00%              --             --
     Bank                              $28,750          12.02%          $ 9,564           4.00%         $14,345           6.00%

Tier I Capital
(To Average Assets, Leverage)
     Company (Consolidated)            $33,313           8.00%          $16,654           4.00%              --             --
     Bank                              $28,750           6.95%          $16,557           4.00%         $20,697           5.00%

--------------------------------------------------------------------------------------------------------------------------------

     Recent Legislation
     ------------------

     On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a "Financial Holding Company", a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed; and (2) the holding company must have made an effective election to be a financial holding company to engage in activities that would not have been permissible before the Act. In order for the election to be effective, all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better at its most recent examination. The Company has not elected to be a financial holding company. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include - acting as principal, agent or broker for insurance; - underwriting, dealing in or making a market in securities; and - providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

     The financial activities authorized by the Act may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

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

     National Monetary Policy
     ------------------------

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

     Fair Value of Financial Instruments
     -----------------------------------

     The Financial Accounting Standards Board ("FASB") issued statement of financial accounting standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", which requires all entities to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits. The Company has provided these disclosures as of December 31, 2001 and 2000 in Note T of the Notes to Consolidated Financial Statements contained under the caption, "Item 8. Financial Statements and Supplementary Data".

     Accounting for Investment Securities
     ------------------------------------

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Trading securities are measured at fair value with unrealized holding gains and losses included in income. The Company had no trading securities in 2001 and 2000. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements. The classification of securities can be found in Note B of the Notes to Consolidated Financial Statements contained under the caption, "Item 8. Financial Statements and Supplementary Data".

     Employees
     ---------

     As of December 31, 2001 the Company had approximately 231 employees, of whom 47 were part-time. The Company considers its relationship with its employees to be good.

     Additional Information
     ----------------------

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

                              INVESTMENT SECURITIES
                              ---------------------


Summary of Available-for-Sale and Held-to-Maturity Securities at December 31,
     (Dollars in Thousands)

Available-for-Sale Securities                         2001                          2000                          1999
                                             -----------------------       -----------------------       -----------------------
                                                           Carrying                      Carrying                       Carrying
                                            Amortized     Amount at        Amortized    Amount at        Amortized     Amount at
                                               Cost       Fair Value         Cost       Fair Value          Cost       Fair Value
                                             -----------------------       -----------------------       -----------------------
U. S. Treasury                               $  5,074       $  5,108       $  4,011       $  4,022       $  4,001       $  3,992
U. S. Government Agencies                      43,977         43,704         79,145         79,099         53,112         49,747
States and Political Subdivisions              31,450         31,127         28,210         28,253         29,147         27,879
Mortgage Backed Securities                     87,461         87,253         44,110         44,129         47,332         46,030
Corporate Bonds                                   456            422             --             --             --             --
Equity Securities                              13,937         13,688          8,496          8,526          5,312          4,708
                                             -----------------------       -----------------------       -----------------------

   Total Available-for-Sale Securities       $182,355       $181,302       $163,972       $164,029       $138,904       $132,356
                                             =======================       =======================       =======================

                                                     2001                             2000                             1999
                                        -----------------------------    -----------------------------    -------------------------
Held-to-Maturity Securities                Carrying                         Carrying                       Carrying
                                           Amount at      Approximate       Amount at     Approximate      Amount at    Approximate
                                        Amortized Cost    Fair Value      Amortized Cost  Fair Value     Amortized Cost  Fair Value
                                        -----------------------------    -----------------------------   -----------------------
U. S. Government Agencies                    $  8,622       $  8,819       $  7,937       $  7,903       $  6,894       $  6,588
States and Political Subdivisions               7,885          7,811          8,016          7,991          7,974          7,583
Mortgage Backed Securities                      6,497          6,530          4,019          4,012          5,019          4,952
                                             -----------------------       -----------------------       -----------------------

   Total Held-to-Maturity Securities         $ 23,004       $ 23,160       $ 19,972       $ 19,906       $ 19,887       $ 19,123
                                             =======================       =======================       =======================

                     INVESTMENT SECURITIES YIELD BY MATURITY

         The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 2001 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%. All average yields were calculated on the book value of the related securities. Equity and other securities having no stated maturity have been included in the "After 10 Years" category.

          Available-for-Sale and Held-to-Maturity Investment Securities Yield by Maturity, at December 31, 2001


AVAILABLE-FOR-SALE                                        After 1 But         After 5 But
AT FAIR VALUE                        Within 1 Year       Within 5 Years     Within 10 Years      After 10 Years        Total

(Dollars in Thousands)             Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield    Amount    Yield
                                 ------------------   -----------------   -----------------   -----------------   ----------------

U. S. Treasury                   $  4,082     4.18 %  $  1,026     2.50 %  $     --      -- % $     --       -- % $  5,108    3.84 %
U. S. Government Agency                --       --      16,921     4.73      12,333    5.39     14,450     6.37     43,704    5.46
Mortgage-Backed Securities             --       --         139     5.96      10,307    5.64     76,807     6.24     87,253    6.17
State and Political
  Subdivisions                         --       --       1,304     6.81      12,662    6.93     17,161     7.15     31,127    7.04
Corporate                              --       --          --       --         422    6.16         --       --        422    6.16
Equity Securities                      --       --          --       --          --      --     13,688     4.89     13,688    4.89
                                 -----------------    -----------------    ----------------   -----------------   ----------------
  TOTAL AVAILABLE-FOR-SALE
    SECURITIES                   $  4,082     4.18 %  $ 19,390     4.76 %  $ 35,724    6.01 % $122,106     6.23 % $181,302    5.99 %
                                 =================    =================    ================   =================   ================

Average Of Available-for-Sale
  Securities in Years                0.48                 3.66                 7.69              18.77               14.43
                                 ========             ========             ========           ========            ========

HELD-TO-MATURITY                                          After 1 But         After 5 But
AT AMORTIZED COST                   Within 1 Year       Within 5 Years      Within 10 Years     After 10 Years           Total

(Dollars in Thousands)            Amount     Yield     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                                 ------------------   -----------------   -----------------   -----------------   ----------------

U. S. Government Agency          $  4,000     2.41 %  $    994     5.66 %  $  2,500    6.76 % $  1,128     8.08 % $  8,622    4.79 %
Mortgage-Backed Securities            122     6.57          25     6.50         457    6.62      5,893     6.25      6,497    6.28
State and Political
  Subdivisions                         --       --       1,264     6.65       1,830    7.18      4,791     8.38      7,885    7.82
                                 -----------------    -----------------    ----------------   -----------------   ----------------
  TOTAL HELD-TO-MATURITY
    SECURITIES                   $  4,122     2.53 %  $  2,283     6.22 %  $  4,787    6.91 % $ 11,812     7.29 % $ 23,004    6.25 %
                                 =================    =================    ================   =================   ================

Average Of Held-to-Maturity
  Securities in Years                0.15                 4.04                 7.68              20.57               12.59
                                 ========             ========             ========           ========            ========

                             LOAN PORTFOLIO BY TYPE

     The loan portfolio by type is summarized in the following table for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

Loan Portfolio by Type
(Dollars in Thousands) For the Year Ended December 31,

                                                      2001         2000         1999         1998          1997
----------------------------------------------------------------------------------------------------------------
Real Estate - Residential                         $112,871     $128,862     $112,870     $119,914      $138,539
Real Estate - Construction                           6,127        5,923        6,737       11,689        12,361
Real Estate - Commercial                            32,317       27,206       26,809       29,587        34,579
Consumer/Installment                                59,205       53,062       45,886       40,184        35,914
Commercial (non-Real Estate)
   and Agricultural                                 13,762       10,214        9,538       10,900         9,086
State and Political Subdivisions                     1,702        2,089        1,096        1,178           944
Other                                                   23           19           13           10            20
                                              ------------------------------------------------------------------
TOTAL GROSS LOANS                                  226,007      227,375      202,949      213,462       231,443

Unearned Income                                       (250)        (431)        (691)      (1,025)       (1,856)
                                              ------------------------------------------------------------------
Total Loans                                        225,757      226,944      202,258      212,437       229,587

Allowance for Possible
   Loan Losses                                      (2,264)      (2,411)      (2,437)      (2,691)       (2,664)
                                              ------------------------------------------------------------------
NET LOANS                                         $223,493     $224,533     $199,821     $209,746      $226,923


     At December 31, 2001 there were no categories of loans exceeding 10% of total loans which are not otherwise disclosed as the categories of loans listed in the above table.

LOANS MATURITIES AND INTEREST SENSITIVITY

     The maturity ranges of items in the loan portfolio (excluding residential mortgages of 1 to 4 family residences and consumer loans) of the Bank and the amount of loans with predetermined interest rates and floating interest rates due after one year, as of December 31, 2001, are summarized in the table set forth below. The determination of maturities included in the table are based upon contract terms. Demand loans that do not have a defined repayment term are reported as maturing within one year. In situations where a rollover is appropriate, the Bank's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit with the Bank that are at floating interest rates. Management continues to emphasize the granting of floating interest rate loans to better match the interest sensitivity of deposits.

Loan Maturity and Interest Sensitivity

                                                               Due in            Due in
As of December 31, 2001                     One Year           One to             Over
     (Dollars in Thousands)                 or Less          Five Years        Five Years          Total

-------------------------------------------------------------------------------------------------------------

Real Estate - Construction                     $ 1,708             $ 747           $ 3,672           $ 6,127
Real Estate - Commercial                        12,340            12,405             7,572            32,317
Commercial (Non-Real Estate)
   and Agricultural                              5,930             6,335             1,497            13,762
                                          -------------     -------------     -------------     -------------

   TOTAL                                      $ 19,978           $19,487           $12,741          $ 52,206
                                          =============     =============     =============     =============

Loan Maturity After 1 Year
With:

   Predetermined Interest Rate                                   $ 8,720           $10,308
   Floating Interest Rate                                         10,767             2,433
                                                            -------------     -------------

      TOTAL                                                      $19,487           $12,741
                                                            =============     =============

     The following table details the Allocation of the Allowance for Possible Loan Losses by the various loan categories. The allocation is not necessarily indicative of the categories in which future loan losses will occur, and the entire allowance is available to absorb losses in any category of loans.


               ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                      As of December 31,
                                               2001            2000           1999            1998           1997
                                       ---------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Loan Categories
     Commercial                               $ 567           $ 779          $ 901          $1,350         $1,183
     Real Estate - Construction                   -               -              -               4              6
     Real Estate - Residential                  312             281            212             128            191
     Consumer/Installment                     1,182             964            764             738            785
     Unallocated                                203             387            560             471            499
                                       -------------    ------------   ------------    ------------   ------------

         TOTAL                              $ 2,264          $2,411         $2,437          $2,691         $2,664
                                       =============    ============   ============    ============   ============

                      PERCENTAGE OF TOTAL LOANS IN EACH CATEGORY TO TOTAL LOANS

                                                                      As of December 31,
                                               2001            2000           1999            1998           1997
                                       ---------------------------------------------------------------------------
Loan Categories
     Commercial                              21.15%          17.38%         18.46%          19.52%         19.28%
     Real Estate - Construction               2.71%           2.61%          3.32%           5.48%          5.34%
     Real Estate - Residential               49.94%          56.67%         55.61%          56.18%         59.86%
     Consumer/Installment                    26.20%          23.34%         22.61%          18.82%         15.52%
                                       -------------    ------------   ------------    ------------   ------------

         TOTAL                              100.00%         100.00%        100.00%         100.00%        100.00%
                                       =============    ============   ============    ============   ============

     The average balances of deposits for each of the years ended December 31, 2001, 2000 and 1999 are presented in the following table.


            AVERAGE DEPOSIT BALANCES BY MAJOR CLASSIFICATION


                                                        For the Year Ended December 31,
                                           2001                         2000                         1999
                               ---------------------------------------------------------------------------------------
                                 Average                      Average                      Average
(Dollars in Thousands)           Balance        Rate          Balance        Rate          Balance        Rate
                               ---------------------------------------------------------------------------------------
Demand Deposits
   Non-Interest Bearing             $48,959           - %        $43,893         --- %       $ 41,337         --- %
   Interest Bearing                  55,087        0.89           53,151        1.01           52,395        1.18
Money Market Deposits                20,041        3.09           13,461        2.79           13,827        2.76

Savings & Club Accounts              65,079        2.09           62,834        2.22           63,199        2.06
Certificates of Deposits
   under $100,000                   162,303        5.36          157,164        5.60          139,076        5.26
Certificates of Deposits
   of $100,000 or more                7,334        4.86            5,886        5.18            5,040        4.01
                               -------------                -------------                -------------

   Total Deposits                  $358,803                     $336,389                    $ 314,874
                               =============                =============                =============


                   MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                                                    At December 31,
                                                             2001                     2000
                                                       -----------------        -----------------
(Dollars in Thousands)
Three Months or Less                                            $ 7,493                  $ 3,564
Over Three, Through Six Months                                    2,015                    2,656
Over Six, Through Twelve Months                                   1,352                    1,577
Over Twelve Months                                                  732                      429
                                                       -----------------        -----------------

    TOTAL                                                      $ 11,592                  $ 8,226
                                                       =================        =================

     There were no brokered deposits at December 31, 2001 and 2000.

Item 2.  Description of Property
-------  -----------------------

     The principal banking office of the Bank and the Trust and Wealth Management offices of the Bank and the Company are located at 76 South Main Street in the Borough of Nazareth, Northampton County, Pennsylvania, which building is owned by the Bank. In addition, the Bank owns additional properties located at 29 South Broad Street, Nazareth, Pennsylvania (Mortgage and Installment Loan Center); 553 Nazareth Drive, Nazareth, Pennsylvania (Branch Office); 33 S. Broad Street, Nazareth (Branch Office), 47 Belvidere Street, Nazareth, Pennsylvania (garage and parking lot), 2000 Sullivan Trail, Easton, Pennsylvania (Branch Office), 3864 Adler Place, Bethlehem Business Park, Bethlehem, Pennsylvania (First Colonial Building, Executive and Commercial Lending and Operations offices), Rt. 209 Brodheadsville, Pennsylvania (Branch Office), 3856 Easton-Nazareth Highway (Route 248), Lower Nazareth Township, Easton, Pennsylvania (free-standing, drive-up ATM location), and 4261 Freemansburg Avenue, Bethlehem Township, Easton, Pennsylvania (future branch location).

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

Item 3.  Legal Proceedings
-------  -----------------

     From time-to-time, the Company and the Bank are parties to routine litigation incidental to their business.

     Neither the Company, the Bank nor any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Item 4.1:  Executive Officers of the Registrant
---------  ------------------------------------

     The following table sets forth certain information, as of March 30, 2002, concerning the executive officers of the Company and certain executive officers of the Bank who are not also Directors.

                                               Positions                                Positions
Name/Age                                    with the Company                          with the Bank
---------------------------------  -----------------------------------    --------------------------------------

Reid L. Heeren                     Treasurer since January, 1987;         Executive Vice President and
60  (a)                            Vice President since April, 1985       Chief Financial Officer since
                                                                          August, 1997; Senior Vice President
                                                                          and Chief Financial Officer since
                                                                          January, 1987; Cashier since
                                                                          November, 1984

Tomas J. Bamberger                 None                                   Executive Vice President and
60  (b)                                                                   Senior Loan Officer since September,
                                                                          1997

Robert M. McGovern                 None                                   Executive Vice President,
63  (c)                                                                   Senior Trust Officer
                                                                          since February, 1999

Marna Hayden                       None                                   Senior Vice President,
64  (d)                                                                   Human Resources
                                                                          since January, 1999;
                                                                          Vice President of Human
                                                                          Resources since November,
                                                                          1982; Assistant Vice President,
                                                                          Personnel and Public Relations
                                                                          Director since October, 1976

Carl F. Kovacs                     None                                   Senior Vice President,
51 (e)                                                                    Strategic Planning and
                                                                          Internal Compliance
                                                                          since January, 2002
---------------------------------

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

(d) Ms. Hayden was previously Employment Manager, Alexander's Department Store in New York, New York from 1967 to 1969 and was Personnel Manager, Alexander's Rent-a-Car in New York, New York from 1965 to 1967.

(e) Mr. Kovacs was previously Site Manager, Aurum Technology, Inc. from September 2001 to January 2002; Vice President, Regional Sales Marketing Leader, First Union Bank from 1997 to March 2001; Vice President, Statement Services Manager, First Union Bank from 1996 to 1997; Vice President Statement Services/Signature Verification Manager, Global Processing Alliance from 1994 to 1996; Vice President, Encoding/Transportation Manager, First Fidelity Bank from 1991 to 1994; Vice President, Director of General Operations, Merchants Bank from 1986 to 1991.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

     First Colonial Group, Inc. common stock trades on the Nasdaq National Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 2001, there were 682 shareholders of record.

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

     The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price was $22.45 in December 2001 and $12.86 in December 2000. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of June 2001 and June 2000 (see "Note S - Equity Transactions" in the "Notes to Consolidated Financial Statements" contained in "Item 8. Financial Statements and Supplementary Data").

-----------------------------------------------------------------------
                                                      Cash Dividends
                               High         Low        Declared
-----------------------------------------------------------------------
2000
First Quarter                    $17.80     $ 13.38       $ 0.1724
Second Quarter                    15.55       11.67         0.1724
Third Quarter                     16.19       11.43         0.1810
Fourth Quarter                    15.71       12.14         0.1810
                                                       ------------
   TOTAL                                                  $ 0.7068

-----------------------------------------------------------------------

2001
First Quarter                    $15.83     $ 12.85       $ 0.1810
Second Quarter                    16.35       14.04         0.1810
Third Quarter                     20.25       14.85         0.1900
Fourth Quarter                    24.95       17.60         0.1900
                                                       ------------
   TOTAL                                                  $ 0.7420

-----------------------------------------------------------------------

     The Company did not sell any of its equity securities during 2001 that were not registered under the Securities Act.

Item 6.   Selected Financial Data
-------   -----------------------

                                                CONSOLIDATED FINANCIAL HIGHLIGHTS
                                                                                              Percentage Change
(Dollars in Thousands, except per share data)     2001           2000           1999        2001/00       2000/99
-------------------------------------------------------------------------------------------------------------------
AT YEAR END
Assets                                        $465,144       $443,051       $391,889          5.0 %        13.1 %
Deposits                                       379,886        353,190        324,480          7.6           8.8
Loans                                          225,757        226,944        202,258         (0.5)         12.2
Shareholders' Equity                            35,326         33,521         28,243          5.4          18.7

FOR THE YEAR
Net Interest Income                            $16,066        $15,340        $14,904          4.7 %         2.9 %
Net Income                                       3,557          2,072          3,282         71.7         (36.9)

PER SHARE *
Basic Net Income                                $ 1.77         $ 1.04         $ 1.67         70.2 %       (37.8)%
Diluted Net Income                                1.77           1.04           1.66         70.2         (37.5)
Dividends Paid                                    0.74           0.70           0.67          5.7           5.7
Book Value                                       16.96          17.08          15.28         (0.7)         11.8

FINANCIAL RATIOS
Return on Average Assets                         0.79%          0.50%          0.86%
Return on Average Equity                        10.10%          7.04%         10.90%
Tier 1 Capital
  to Average Assets (Leverage)                   7.65%          8.00%          8.32%


* Per share data have been restated to reflect the 5% stock dividends of June 2001, June 2000 and June 1999.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following financial review and analysis are intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of First Colonial Group, Inc. (the "Company") with a primary focus on the analysis of operating results for the years ended December 31, 2001, 2000 and 1999. The Company's consolidated earnings are derived primarily from the operations of Nazareth National Bank and Trust Company (the "Bank") and First C. G. Company, Inc. ("First C. G."). The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, and other detailed information appearing elsewhere in this report. Additional financial information can be found in the Company's Form 10-K report, a copy of which may be obtained upon request. During the two most recent fiscal years, there have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure. The information concerning share and per share data included in this discussion have been restated to reflect the 5% stock dividends of June 2001, 2000 and 1999.

                           Forward Looking Statements

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements as to litigation and the amount of reserves, statements as to trends, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, changes in accounting standards and policies, and the results of litigation.

These and other risks, uncertainties and other factors are discussed in this Annual Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

                          Financial Performance Summary

     In 2001, First Colonial Group recorded net income of $3,557,000. The 2001 net income was $1,485,000 or 71.7% higher than 2000 net income of $2,072,000. The Company's net income in 1999 was $3,282,000.

     The basic earnings per share were $1.77, $1.04 and $1.67 in 2001, 2000 and 1999, respectively. The diluted earnings per share were $1.77 in 2001, $1.04 in 2000 and $1.66 in 1999. Diluted earnings per share include the effect of common stock equivalents such as options (see Note P of the "Notes to Consolidated Financial Statements").

     The Company's return on average assets was .79% in 2001 as compared to .50% in 2000 and .86% in 1999. The return on average equity was 10.10%, 7.04% and 10.90% in 2001, 2000 and 1999, respectively.

     The principal factors affecting the increase in earnings in 2001 were a $726,000 or 4.7% increase in net interest income, an increase of $243,000 or 5.9% in other income, exclusive of the net gains on the sales of investment securities and real estate loans held-for-sale, an increase of $755,000 or 433% on the net gains on the sale of securities and an increase of $287,000 or 486% on the gains on the sale of residential real estate loans. Also affecting earnings was a $217,000 or 1.3% decrease in total other expenses (operating expenses in 2000 included a special reserve of $1,012,000 for Funeral Trust litigation). These increases in income were offset in part by increases of $205,000 or 54.7% in the provisions for possible loans losses and $538,000 or 199% in Federal income taxes.

     The reduction in 2000 earnings was the result of a $2,272,000 or 15.5% increase in expenses, a decrease of $389,000 in net gains on the sale of securities and a decrease of $98,000 on the gains on the sale of residential real estate loans. These reductions in earnings were offset in part by increases of $436,000 in net interest income and $454,000 in other income and a reduction of $659,000 in Federal income taxes.

     The Company continued to achieve growth in total assets and deposits. Total assets at December 31, 2001 were $465,144,000 as compared to $443,051,000 at year end 2000. This was an increase of $22,093,000 or 5%. During 2001, total deposits grew by 7.6% or $26,696,000 to a year-end total of $379,886,000. Total deposits at December 31, 2000 were $353,190,000. Total loans amounted to $225,757,000 and $226,944,000 at December 31, 2001 and 2000, respectively. The loan decrease in 2001 was $1,187,000 or 0.5%. In addition, there were $3,808,000 of residential real estate loans held-for-sale at December 31, 2001. There were no such loans at year-end 2000.

----------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(Dollars in Thousands, except per share data)
As of and For the Year Ended December 31,                2001         2000         1999         1998          1997
                                                      ----------------------------------------------------------------
CONSOLIDATED SUMMARY OF INCOME
Interest Income                                        $ 30,035     $ 29,287     $ 26,353     $ 25,367      $ 25,444
Interest Expense                                         13,969       13,947       11,449       10,871        10,831
                                                      ---------    ---------    ---------    ---------     ---------
Net Interest Income                                      16,066       15,340       14,904       14,496        14,613
Provision for Possible Loan Losses                          580          375          375          450           605
Gains on the Sale of Mortgage Loans                         346           59          157          398           178
Other Income, Excluding Securities and Loan Sale Gains    4,332        4,089        3,635        3,460         3,044
Securities Gains, Net                                       929          174          563          722           601
Other Expenses                                           16,728       16,945       14,673       14,563        13,252
                                                      ---------    ---------    ---------    ---------     ---------

Income Before Income Taxes                                4,365        2,342        4,211        4,063         4,579
Income Taxes                                                808          270          929        1,031         1,296
                                                      ---------    ---------    ---------    ---------     ---------

  Net Income                                            $ 3,557      $ 2,072      $ 3,282      $ 3,032       $ 3,283
                                                      ---------    ---------    ---------    ---------     ---------

Cash Dividends Paid                                     $ 1,489      $ 1,406      $ 1,321      $ 1,275       $ 1,139
Cash Dividends Paid Per Share                              0.74         0.70         0.67         0.64          0.58
Dividends Paid to Net Income                              41.86 %      67.86 %      40.25 %      42.05 %       34.69 %

PER SHARE DATA
Basic Income                                             $ 1.77       $ 1.04       $ 1.67       $ 1.52        $ 1.66
Diluted Net Income                                         1.77         1.04         1.66         1.51          1.66
Basic Average Common Shares Outstanding               2,009,353    1,994,687    1,969,086    1,990,069     1,969,882
Dilutive Average Common Shares Outstanding            2,014,771    1,996,914    1,972,716    1,998,720     1,975,750

CONSOLIDATED BALANCE SHEET DATA
Total Assets                                          $ 465,144    $ 443,051    $ 391,889    $ 358,496     $ 346,738
Loans (Net of Unearned Discount)                        225,757      226,944      202,258      212,437       229,587
Mortgage Loans Held-for-Sale                              3,808            -            -          603           759
Deposits                                                379,886      353,190      324,480      294,549       282,255
Securities Sold Under Agreements to Repurchase            8,380        7,215        1,730        5,094         8,804
Debt (Short-Term and Long-Term)                          34,804       39,695       30,000       20,000        18,390
Shareholders' Equity                                     35,326       33,521       28,243       31,717        30,357
Book Value Per Share                                      16.96        17.08        15.28        18.17         17.49

SELECTED CONSOLIDATED RATIOS Net Income To:
  Average Total Assets                                     0.79 %       0.50 %       0.86 %       0.86 %        0.97 %
  Average Shareholders' Equity                            10.10 %       7.04 %      10.90 %       9.79 %       11.67 %

Tier 1 Capital to Average Assets (Leverage)                7.65 %       8.00 %       8.32 %       8.60 %        8.33 %

---------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
(Dollars in Thousands) For the Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                      2001                                                 2000
                                     ----------------------------------------            ----------------------------------------
                                                    Interest       Average                              Interest       Average
                                      Average        Income/       Yield/                  Average       Income/       Yield/
                                      Balance        Expense        Rate                   Balance       Expense        Rate
                                     ----------------------------------------            ----------------------------------------
ASSETS
INTEREST-EARNING ASSETS
Interest-Bearing Balances with Banks    $ 4,787          $ 154          3.22 %               $ 2,281         $ 141          6.18 %
Federal Funds Sold                          427             14          3.28                     328            23          7.01
Investment Securities
  Taxable                               152,604          9,515          6.24                 139,283         9,440          6.78
  Non-Taxable (1)                        37,232          2,661          7.15                  30,142         2,374          7.88
Loans (1) (2)                           228,458         18,652          8.16                 214,856        18,171          8.46
Allowance for Loan Losses                (2,394)             -             -                  (2,474)            -             -
                                     -----------   ------------                          ------------  ------------
Net Loans                               226,065         18,652          8.25                 212,382        18,171          8.56
                                     -----------   ------------                          ------------  ------------
  Total Interest-Earning Assets         421,115         30,996          7.36                 384,416        30,149          7.84
Non-Interest Earning Assets              29,395              -             -                  31,926             -             -
                                     -----------   ------------  ------------            ------------  ------------  ------------
  TOTAL ASSETS,
    INTEREST INCOME                   $ 450,510         30,996          6.88               $ 416,342        30,149          7.24
                                     -----------   ------------

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits                      $ 55,087            492          0.89                $ 53,151           536          1.01
  Money Market Deposits                  20,041            619          3.09                  13,461           375          2.79
  Savings & Club Deposits                65,079          1,362          2.09                  62,834         1,392          2.22
  CDs over $100,000                       7,334            356          4.86                   5,886           305          5.18
  All Other Time Deposits               162,303          8,692          5.36                 157,164         8,806          5.60
                                     -----------   ------------                          ------------  ------------
    Total Interest-Bearing Deposits     309,844         11,521          3.72                 292,496        11,414          3.90

Securities Sold Under Agreements
  to Repurchase                          12,591            366          2.90                   7,226           332          4.59
Other Short-Term Debt                     1,919             93          4.85                   3,994           256          6.41
Long-Term Debt                           34,104          1,989          5.83                  31,377         1,945          6.20
                                     -----------   ------------                          ------------  ------------
  Total Interest-Bearing Liabilitites   358,458         13,969          3.90                 335,093        13,947          4.16

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits            48,959              -             -                  43,893             -             -
Other Liabilities                         7,887              -             -                   7,913             -             -
                                     -----------   ------------                          ------------  ------------
  TOTAL LIABILITIES                     415,303         13,969          3.36                 386,899        13,947          3.60
SHAREHOLDERS' EQUITY                     35,207              -             -                  29,443             -             -
                                     -----------   ------------                          ------------  ------------
TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY,
  INTEREST EXPENSE                    $ 450,510         13,969          3.10               $ 416,342        13,947          3.35
                                                   ------------                                        ------------

NET INTEREST INCOME                                   $ 17,027                                            $ 16,202
                                                   ------------                                        ------------
Net Interest Spread (3)                                                 3.46                                                3.68
Effect of Interest-Free Sources
  Used to Fund Earning Assets                                           0.58                                                0.53

NET INTEREST MARGIN (4)                                                 4.04 %                                              4.21 %
                                                                 ------------                                        ------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
(Dollars in Thousands) For the Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                1999
                                              ----------------------------------------------
                                                               Interest         Average
                                                Average         Income/         Yield/
                                                Balance         Expense          Rate
                                              ----------------------------------------------
ASSETS
INTEREST-EARNING ASSETS
Interest-Bearing Balances with Banks              $ 3,928         $ 196          4.99 %
Federal Funds Sold                                    975            47          4.82
Investment Securities
  Taxable                                         107,054         6,829          6.38
  Non-Taxable (1)                                  31,668         2,287          7.22
Loans (1) (2)                                     212,993        17,817          8.37
Allowance for Loan Losses                          (2,669)            -             -
                                              ------------  ------------
Net Loans                                         210,324        17,817          8.47
                                              ------------  ------------
  Total Interest-Earning Assets                   353,949        27,176          7.68
Non-Interest Earning Assets                        29,153             -             -
                                              ------------  ------------
  TOTAL ASSETS,
    INTEREST INCOME                             $ 383,102        27,176          7.09
                                              ------------  ------------

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
  Demand Deposits                                $ 52,395           619          1.18
  Money Market Deposits                            13,827           382          2.76
  Savings & Club Deposits                          63,199         1,304          2.06
  CDs over $100,000                                 5,040           202          4.01
  All Other Time Deposits                         139,076         7,312          5.26
                                              ------------  ------------
    Total Interest-Bearing Deposits               273,537         9,819          3.59

Securities Sold Under Agreements
  to Repurchase                                     5,994           194          3.24
Other Short-Term Debt                               1,721            89          5.17
Long-Term Debt                                     23,534         1,347          5.72
                                              ------------  ------------
  Total Interest-Bearing Liabilitites             304,786        11,449          3.76

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits                      41,337             -             -
Other Liabilities                                   6,843             -             -
                                              ------------  ------------
  TOTAL LIABILITIES                               352,966        11,449          3.24
SHAREHOLDERS' EQUITY                               30,136             -             -
                                              ------------  ------------
TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY,
  INTEREST EXPENSE                              $ 383,102        11,449          2.99
                                                             ------------

NET INTEREST INCOME                                            $ 15,727
                                                            ------------
Net Interest Spread (3)                                                          3.92
Effect of Interest-Free Sources
  Used to Fund Earning Assets                                                    0.52

NET INTEREST MARGIN (4)                                                          4.44 %
                                                                          ------------

------------------------------------------------------------------------------------------------------------------------------------

(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $961,000, $862,000 and $823,000 for the years 2001, 2000 and 1999, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.

(2)  Loan fees of $(162,000), $285,000 and $212,000 for the years 2001, 2000 and
     1999, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $2,953,000, $1,237,000 and $2,581,000 for 2001, 2000 and 1999, respectively.

(3) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.

(4) Net interest margin is computed by dividing net interest income by averaging interest-earning assets.

                                Average Balances

     The "Consolidated Comparative Statement Analysis" table sets forth a comparison of average daily balances, interest income and interest expense on a fully taxable equivalent basis and interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities. For purposes of this analysis, the computations in the "Consolidated Comparative Statement Analysis" were prepared using the Federal statutory rate of 34%; there are no state or local taxes on income applicable to the Company. For further information relating to the effective income tax rate of the Company, see Note J of the "Notes to Consolidated Financial Statements". Interest income on loans included loan (expenses) and fees of $(162,000), $285,000 and $212,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                               Net Interest Income

     Net interest income is the difference between the interest income on loans, investments and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company. Therefore, changes in this category can be essential to the overall net income of the Company. The net interest income, on a fully taxable equivalent basis, amounted to $17,027,000 for 2001, an increase of $825,000 over $16,202,000 in 2000. As shown in the "Rate/Volume Analysis" table, the increase in net interest income in 2001 was attributable to higher net interest income of $1,893,000 due to changes in volume and a reduction in net interest income of $1,068,000 due to changes in rates. The volume-related change resulted primarily from increases in investment securities and average balances for loans (see discussions on "Loan Portfolio" and "Mortgage Loans Held-for-Sale"), partially offset by an increase in time deposits, debt and demand, savings and club deposits. The rate-related change was primarily the result of the decrease of interest earned on investment securities and loans being greater than the decrease of interest rates paid on deposits and debt.

     Net interest income, on a fully taxable equivalent basis, in 2000 increased $475,000 over the 1999 figure of $15,727,000. This increase was the result of growth in investments and loans, reduced in part by increases in time deposits and debt. Also affecting 2000 was the increase in interest rates paid on deposits and debt, and an increase in the interest rate earned on investments and loans.

     The net interest margin, a measure of net interest income performance, is determined by dividing net interest income by total interest-earning assets. The net interest margin was 4.04% for 2001, 4.21% for 2000 and 4.44% for 1999. The decrease in 2001 was the result of the 0.48% decrease in the average rate earned on interest-earning assets being greater than the 0.26% decrease in the average interest rate paid on interest-bearing liabilities. The result was a decline in the interest spread, the difference of interest earned on assets less the interest paid on deposits and debt. The interest spread was 3.46%, 3.68% and 3.92% for 2001, 2000 and 1999, respectively. The impact on earnings by the reduction in the interest spread was diminished in part by the $5,066,000 or 11.5% increase in 2001 of average non-interest-bearing deposits.

     The following table sets forth a "Rate/Volume Analysis", which segregates in detail the major factors that contributed to the changes in net interest income for the years ended December 31, 2001 and 2000, as compared to the respective previous periods, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into
(1) changes in volume (change in volume times the old rate), (2) changes in rates (change in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non-accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.


--------------------------------------------------------------------------------------------------------------------------------
RATE/VOLUME ANALYSIS
(Dollars in Thousands) (Fully Taxable Equivalent)
--------------------------------------------------------------------------------------------------------------------------------
                                              Increase (Decrease) in Year Ended December 31,
                                                    2001 to 2000                                     2000 to 1999
                                                   Change Due To:                                   Change Due To:
                                        TOTAL          RATE         VOLUME               TOTAL          RATE          VOLUME
                                     -----------------------------------------        ------------------------------------------
Interest Income
  Interest-Bearing Balances
    With Banks                              $ 13         $ (142)        $ 155               $ (55)          $ 27          $ (82)
  Federal Funds Sold                          (9)           (16)            7                 (24)             7            (31)
  Investment Securities                      363         (1,060)        1,423               2,698            680          2,018
  Loans                                      480           (670)        1,150                 354            180            174
                                     ------------   ------------  ------------        ------------   ------------   ------------
    Total Interest Income                    847         (1,888)        2,735               2,973            894          2,079
                                     ------------   ------------  ------------        ------------   ------------   ------------

Interest Expense
  Demand Deposits, Savings & Clubs           170            (21)          191                  (2)            (2)             -
  Time Deposits                              (63)          (431)          368               1,597            610            987
  Securities Sold Under Agreements
    to Repurchase                             34           (213)          247                 138             98             40
  Short-Term Debt                           (163)           (30)         (133)                167             49            118
  Long-Term Debt                              44           (125)          169                 598            149            449
                                     ------------   ------------  ------------        ------------   ------------   ------------

  Total Interest Expense                      22           (820)          842               2,498            904          1,594
                                     ------------   ------------  ------------        ------------   ------------   ------------

    Increase in Net Interest Income        $ 825       $ (1,068)       $1,893               $ 475          $ (10)         $ 485

--------------------------------------------------------------------------------------------------------------------------------

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

     The Company and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh and Monroe, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of residential real estate loans (50.0% of total loans) and commercial loans supported by real estate (14.3% of total loans) in its loan portfolio. In addition, 52.4% of the Bank's consumer, installment loans are for recreational vehicles. These loans represent 13.7% of total loans (see Note Q of the "Notes to Consolidated Financial Statements"). These loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's Balance Sheet and are subject to interest rate risk (see discussion on "Mortgage Loans Held-for-Sale"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps (see discussions on "Investment Securities" and "Securities Available-for-Sale").

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

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At December 31, 2001, assets of $149,885,000 (32% of total assets) were subject to interest rate changes within one year. This compares to assets subject to interest rate changes within one year of $162,221,000 (37% of total assets) at the end of 2000 and $157,197,000 (40% of total assets) at the end of 1999. Liabilities subject to rate change within one year were $151,885,000, $169,639,000 and $163,662,000 in 2001, 2000 and 1999, respectively. A negative one-year gap position of $2,000,000 existed as of December 31, 2001. The gap positions at December 31, 2000 and 1999 were negative $7,418,000 and negative $6,465,000, respectively. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was .99 at the end of 2001, compared to .96 at the end of 2000 and .96 at the end of 1999. The "Interest Sensitivity Analysis" in the following table presents a sensitivity gap analysis of the Company's assets and liabilities at December 31, 2001 for five time-intervals. The Company's negative gap position for the one-year time frame increased in 2001 as a result of an increase in interest-bearing demand deposits and short-term borrowings with a maturity of one year or less and a reduction of loan maturities. The change in the deposit mix was due to the sale of longer-term certificates of deposit to customers. The change in loan maturities was due in part to the sale of residential mortgage loans. Management intends to continue to purchase adjustable rate securities, make adjustable rate loans, market longer-term certificates of deposit and sell fixed-rate mortgage loans to maintain an acceptable gap position.

---------------------------------------------------------------------------------------------------------------------------------
INTEREST SENSITIVITY ANALYSIS
(Dollars in Thousands)                           0-90         91-180         181-365         1-5          Over 5
as of December 31, 2001                          Days          Days           Days          Years          Years           Total
---------------------------------------------------------------------------------------------------------------------------------

Interest-Bearing Deposits with Banks             $ 919           $ -            $ -           $ -            $ -           $ 919
Investment Securities                           20,464        10,672         21,326        93,099         58,745         204,306
Loans                                           29,864        15,605         29,964        86,047         62,013         223,493
Loans Held-for-Sale                              3,808             -              -             -              -           3,808
Other Assets                                    17,263             -              -             -         15,355          32,618
                                           ------------  ------------   ------------  ------------   ------------    ------------

    TOTAL ASSETS                              $ 72,318      $ 26,277       $ 51,290     $ 179,146      $ 136,113       $ 465,144
                                           --------------------------------------------------------------------------------------

Non-Interest-Bearing Deposits (1)                  $ -           $ -            $ -           $ -       $ 57,931        $ 57,931
Interest-Bearing Deposits                       28,828        39,450         70,218        64,222        119,237         321,955
Securities Sold Under Agreements
  to Repurchase                                  8,380             -              -             -              -           8,380
Long-Term Debt                                   5,009             -              -        17,043         12,752          34,804
Other Liabilities                                    -             -              -             -          6,748           6,748
Capital                                              -             -              -             -         35,326          35,326
                                           ------------  ------------   ------------  ------------   ------------    ------------

    TOTAL LIABILITIES AND CAPITAL             $ 42,217      $ 39,450       $ 70,218      $ 81,265      $ 231,994       $ 465,144
                                           --------------------------------------------------------------------------------------

Net Interest Sensitivity Gap                  $ 30,101      $(13,173)      $(18,928)     $ 97,881       $(95,881)            $ -
Cumulative Interest Sensitivity Gap           $ 30,101      $ 16,928       $ (2,000)     $ 95,881            $ -             $ -

Cumulative Gap RSA/RSL                          171.3%        120.7%          98.7%        141.1%         100.0%

(1) Historically, non-interest-bearing deposits reflect insignificant change in deposit trends and, therefore, the Company classifies these deposits over five years.

---------------------------------------------------------------------------------------------------------------------------------

     While using the interest sensitivity gap analysis is a useful management tool because it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest-rate changes that are characteristic of various interest-rate-sensitive assets and liabilities. Consequently, even though the Company currently has a negative gap position because of the unequal sensitivity of these assets and liabilities, management believes that this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of changes in the market value of portfolio equity at December 31, 2001 are as follows:

---------------------------------------------------------------
At December 31, 2001
---------------------------------------------------------------

                                           Percent of Change
                                            in Market Value
             Changes in Rate              of Portfolio Equity
                                         ----------------------

             +400 basis points                   54.9%
             +300 basis points                   57.3%
             +200 basis points                   58.5%
             +100 basis points                    4.8%
                  Flat Rate                       0.0
             -100 basis points                  (10.8)%
             -200 basis points                   (3.9)%
             -300 basis points                   (4.4)%
             -400 basis points                  (12.5)%

---------------------------------------------------------------



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

                        Service Charges and Other Income

     Service charge income on deposit accounts amounted to $2,335,000 in 2001 compared to $2,019,000 in 2000 and $1,682,000 in 1999. In 2001, the service charges on deposit accounts increased by $316,000 or 16% over 2000 and the 2000 increase over 1999 was $337,000 or 20%. The increases in 2001 and 2000 were primarily the result of increases in the number of deposit accounts and increases in the usage of the Bank's debit card.

     In 2001, the Company had gains on the sale of mortgage loans of $346,000 as compared to gains of $59,000 in 2000. In 1999, there were gains on the sale of mortgage loans of $157,000 (see discussion on "Mortgage Loans Held-for-Sale").

     Other operating income was $710,000 in 2001, as compared to $825,000 in 2000. This was a decrease of $115,000 or 14%. Other operating income for 1999 was $707,000.

                      Trust and Wealth Management Division

     Revenue from the Bank's Trust and Wealth Management Division operations was $1,287,000 in 2001, as compared to $1,245,000 in 2000. This was an increase of $42,000 or 3%. The Trust and Wealth Management Division revenue for 1999 was $1,246,000. Trust assets are held by the Bank for its customers in a fiduciary or agency capacity, and thus, are not included in the financial statements of the Company. Fees are assessed by the Trust Division to some customers based on the market value of the assets held in the customers' account. As a result, changing market values will impact the revenues earned from Trust operations.

                                 Other Expenses

     Salaries and employee benefits represent a significant portion of non-interest expense. These expenses, amounting to $8,224,000, increased by $787,000 or 10.6% in 2001 compared to $7,437,000 in 2000. These expenses in 2000 amounted to an increase of $657,000 or 9.7% over the $6,780,000 reported in 1999. The increase in 2001 was primarily due to salary increases of approximately 3%, a full years expense related to the branches opened in Mount Pocono, Whitehall and Trexlertown during 2000, increases in Lending and Trust divisions staff and a cash bonus paid to all employees. Salary expense in 2000 increased due to normal salary increases of approximately 3.5%, and the addition of staff related to the opening of the branches in Mount Pocono, Whitehall and Trexlertown.

     Occupancy and equipment expenses were $2,528,000 in 2001 which was $136,000 or 5.7% greater than the 2000 amount of $2,392,000. The 2000 amount was $221,000 greater than the 1999 occupancy and equipment expense of $2,171,000. The increase in 2001 was primarily due to a full years expenses at the branches in Mount Pocono, Whitehall and Trexlertown opened in 2000. The increase in 2000 was the result of the establishment of the Mount Pocono, Whitehall and Trexlertown branches.

     Other operating expenses (such as advertising, publicity, deposit insurance premiums, data processing fees, legal, accounting, supplies, postage and telephone) in 2001 were $5,976,000, compared to $7,116,000 in 2000 and $5,722,000 in 1999. These expenses decreased in 2001 as compared to 2000 by $1,140,000 or 16%. Included in the 2000 expenses was $1,012,000 for a provision to the special reserve for Funeral Trust litigation and a $184,000 write-down of other real estate owned. There were no expenses incurred for these items in 2001. Also contributing to the reduction of expenses in 2001 were a reduction of $188,000 in legal fees, an $83,000 reduction in advertising expenses, and a $74,000 reduction in data processing expenses. These reductions were offset in part by increases in professional fees of $313,000, loan origination costs of $114,000, unrealized losses on residential real estate loans held-for-sale of $93,000, telephone expenses of $65,000, and supplies of $45,000. The increase in 2000 of $1,394,000 or 24.4% was primarily the result of a provision of $1,012,000 to the special reserve for Funeral Trust litigation, a $184,000 write-down of other real estate owned, $100,000 on losses due to theft, and increases in consulting fees of $79,000, supplies of $54,000, data processing fees of $40,000 and Federal Deposit Insurance premiums of $36,000. Advertising costs were $463,000, $546,000 and $574,000 for the years ended December 31, 2001, 2000 and 1999, respectively (see Notes A.14 and I of the "Notes to Consolidated Financial Statements").

                              Investment Securities

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 2001 and 2000. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements (see Notes A.2 and B of the "Notes to Consolidated Financial Statements").

     Held-to-maturity securities totaled $23,004,000 at December 31, 2001 and $19,972,000 at December 31, 2000. The Company has the intent and ability to hold these securities until maturity. The fair value of these securities was $23,160,000 and $19,906,000 at December 31, 2001 and 2000, respectively.

     The Company, at December 31, 2001 and 2000, did not hold any securities identified as derivatives in the form of Collateralized Mortgage Obligations
(CMOs), Planned Amortization Class (PAC), Real Estate Mortgage Investment Conduits (REMICs), Stripped-Mortgage-Backed Securities, interest rate swaps, futures or options. The Company held adjustable rate mortgage-backed securities issued by U. S. Government Agencies totaling $7,756,000 at December 31, 2001 ($5,783,000 in available-for-sale and $1,973,000 in held-to-maturity) and $19,980,000 at December 31, 2000 ($16,937,000 in available-for-sale and
$3,043,000 in held-to-maturity). The interest rates on most of these securities are tied to various indexes, are subject to various caps, and are adjusted annually. The Company also held fixed rate mortgage-backed securities issued by
U. S. Government Agencies totaling $85,994,000 at December 31, 2001 ($81,470,000 in available-for-sale and $4,524,000 in held-to-maturity) and $28,168,000 at December 31, 2000 ($27,191,000 in available-for-sale and $977,000 in held-to-maturity).

                          Securities Available-for-Sale

     The Company had $181,302,000 of securities available-for-sale at December 31, 2001, as compared to $164,029,000 at December 31, 2000. At December 31, 2001, the net unrealized loss on these securities was $694,000, net of the tax effect of $359,000. There was a net unrealized gain of $37,000, net of the tax effect of $20,000 on the available-for-sale securities at December 31, 2000. The net unrealized gain or loss is included in shareholders' equity (see Notes A.2, A.6 and B of the "Notes to Consolidated Financial Statements").

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

     During 2001, $34,334,000 of securities available-for-sale were sold, resulting in a total net gain of $929,000, which was recorded in income and includes net gains on equity securities sold by First C. G. of $146,000. The securities sold were primarily U. S. Agency mortgage-backed bonds and municipal bonds held by the Bank and equity securities held by First C. G. The sales by the Bank were executed to provide liquidity and reduce future interest rate risk. The sales of equity securities by First C. G. were made to recognize certain gains, and reposition the equity portfolio. Securities purchased by the Company in 2001 totaled $143,457,000. Included in these purchases were $46,345,000 in U. S. Agency bonds, $76,382,000 in U. S. Agency mortgage-backed bonds, $8,944,000 in municipal securities, $5,110,000 in U. S. Treasury bonds, $456,000 in corporate bonds, $5,246,000 in agency preferred stock, and $974,000 in equity securities. The securities sold in 2000 totaling $8,120,000 were primarily U. S. Treasury, U. S. Agency, and municipal bonds held by the Bank and equity securities held by First C. G. The 2000 sales resulted in net gains of $174,000. These gains include net gains of $157,000 on equity securities sold by First C. G. The sales made by the Bank were to provide liquidity and to improve future income. The sales by First C. G. were made to provide funds for loans to the Bank's Employee Stock Ownership Plan and reposition the equity portfolio. Security purchases in 2000 amounted to $47,959,000 which were primarily U. S. Agency mortgage-backed bonds, U. S. Agency fixed rate bonds, municipal securities and U. S. Treasury bonds. In 1999, a net gain on security transactions of $563,000 was recorded on sales of $16,295,000.

                                 Loan Portfolio

     At December 31, 2001, total loans (net of unearned discounts of $250,000 in 2001 and $431,000 in 2000) of $225,757,000 were $1,187,000, or 0.5% lower than the 2000 amount of $226,944,000. The decrease in loans in 2001 was primarily the result of a decrease of $15,991,000 or 12% in residential real estate loans (see Mortgage Loans Held-for-Sale), and a decrease of $387,000 or 18.5% in municipal loans, partially offset by an increase of $3,552,000 or 34.7% in commercial and other loans, and an increase of $5,111,000 or 18.8% in commercial real estate loans, an increase of $6,143,000 or 11.6% in consumer loans and an increase in real estate construction loans of $204,000 or 3.4%.

                        Loans Outstanding at December 31
                        by Major Category are as follows:

            -----------------------------------------------------------
            Dollars in Thousands at Dec. 31,      2001            2000
            -----------------------------------------------------------

            Real Estate Residential          $ 112,871       $ 128,862
            Real Estate Construction             6,127           5,923
            Real Estate Commercial              32,317          27,206
            Consumer                            59,205          53,062
            Municipal                            1,702           2,089
            Commercial & Other                  13,785          10,233
                                           ------------    ------------
               Total                           226,007         227,375

            Unearned Discount                     (250)           (431)
                                           ------------    ------------

            Total Loans                      $ 225,757       $ 226,944

            -----------------------------------------------------------


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

     The loan to deposit ratio was 59.4% at December 31, 2001 and 64.3% at December 31, 2000. Additional information concerning loans is shown in Note C of the "Notes to Consolidated Financial Statements".

                          Mortgage Loans Held-for-Sale

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, "Accounting for Mortgage Securities Retained After the Securitizations of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise". This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held-for-sale based upon its ability and intent to sell or hold these investments.

     In 2001, management continued a program to sell most of its newly originated residential real estate loans in the secondary market. The Company also sold a group of residential real estate loans originated in prior years. The purpose of these sales was to reduce the Company's interest rate risk and to provide funds to support a higher level of loan originations.

     The sales of residential real estate loans in the secondary market for 2001 amounted to $44,678,000. In 2001, the Bank originated $26,382,000 of the loans sold. The remaining $18,296,000 of loans sold in 2001 were originated in prior years. A net gain of $346,000 was recorded on the total amount of loans sold. At December 31, 2001, there were $3,808,000 of residential real estate loans identified as held-for-sale. The other operating expenses include an unrealized loss of $93,000 on these loans held-for-sale.

     In 2000, the Company originated $7,718,000 of residential real estate loans which were sold in the secondary market. A net gain of $59,000 was recognized on the total loans sold in 2000. At December 31, 2000, there were no residential real estate loans identified as held-for-sale.

     During 1999, the Company had a net gain of $157,000 on the sale of $38,068,000 of residential real estate loans.

     The Company intends to continue to originate residential real estate loans in 2002 and to sell some of these loans in the secondary market. The Company services all of the residential mortgage loans sold and plans to continue this practice.

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

     Loans on non-accrual status totaled $1,019,000 at December 31, 2001. This balance represented a $29,000 decrease in non-accrual loans during 2001 due to the collection efforts on certain commercial, residential real estate and consumer loans. Management believes there is sufficient collateral to cover any possible losses on these loans.

The table "Non-Accrual Loans" shows the balance and the effect non-accrual loans have had on interest income for each of the periods indicated.

-----------------------------------------------------------------------------------------------------------------------------------
NON-ACCRUAL LOANS
(Dollars in Thousands) at December 31,               2001              2000              1999              1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans on a cash basis                  $1,019            $1,048            $1,311            $1,245             $ 813
----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans as a percentage of total loans     0.45 %            0.46 %            0.65 %            0.59 %            0.35 %
-----------------------------------------------------------------------------------------------------------------------------------
Interest which would have
  been recorded at original rate                     $ 22              $ 38              $ 56             $ 144              $ 64
Interest that was reflected in income                  33                42                35                23               111
-----------------------------------------------------------------------------------------------------------------------------------

Net impact on interest income                        $ 11               $ 4             $ (21)           $ (121)             $ 47
-----------------------------------------------------------------------------------------------------------------------------------



         Set forth below are the amounts of loans outstanding as of the end of each of the periods indicated that are 90 days and over past due and are on an accrual basis and are not included in the table above. Management continues to accrue interest on these loans since they are secured and in the process of collection and are expected to be eventually paid in full.

------------------------------------------------------------------------------------------------------------------------------------
ACCRUING LOANS PAST DUE 90 DAYS OR MORE
(Dollars in Thousands) at December 31,                         2001           2000           1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                      $2,185         $1,469         $1,491         $1,021           $ 802
------------------------------------------------------------------------------------------------------------------------------------

Accruing loans past due 90 days or more
  as a percentage of total loans                               0.97 %         0.65 %         0.74 %         0.48 %          0.35 %

------------------------------------------------------------------------------------------------------------------------------------

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

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment at December 31, 2001 and 2000 are as follows:

-----------------------------------------------------------------------------
(Dollars in Thousands) at Dec. 31,               2001                   2000
-----------------------------------------------------------------------------

Principal amount of impaired loans              $ 103                  $ 339
Accrued interest                                    -                      -
Deferred loan costs                                 -                      1
                                          ------------            -----------
                                                  103                    340
Less valuation allowance
  at December 31,                                 (43)                   (78)
                                          ------------            -----------
                                                $ 146                  $ 262

-----------------------------------------------------------------------------

     The activity in the allowance account for credit losses related to impaired loans is as follows:

-----------------------------------------------------------------------------
(Dollars in Thousands)
  for the years                                  2001                   2000
-----------------------------------------------------------------------------

Valuation allowance at January 1,                $ 78                   $ 74
Provision for loan impairment                      22                     39
Direct charge-offs                                (17)                     -
Recoveries                                        (50)                     -
Transfers from (to) Unallocated Reserve            10                    (35)
                                          ------------            -----------
Valuation allowance
  at December 31,                                $ 43                   $ 78

-----------------------------------------------------------------------------


     Total cash collected on impaired loans during 2001 was $128,000, of which $95,000 was credited to the principal balance outstanding on such loans, and $33,000 was recognized as interest income.

     Total cash collected on impaired loans during 2000 was $201,000, of which $159,000 was credited to the principal balance outstanding on such loans and $42,000 was recognized as interest income. Interest that would have been accrued on impaired loans was $22,000 and $38,000 in 2001 and 2000, respectively. The valuation allowance for impaired loans of $43,000 at December 31, 2001 and $78,000 at December 31, 2000 is included in the "Allowance for Possible Loan Losses" which amounts to $2,264,000 and $2,411,000 at December 31, 2001 and 2000, respectively.

     Shown in the following table is the amount of "Other Real Estate Owned" as of the end of each of the periods indicated and recorded as an asset on the Company's books as the result of the foreclosure of certain non-performing real estate loans.

--------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
(Dollars in Thousands)
  at December 31,             2001        2000       1999        1998      1997
--------------------------------------------------------------------------------
Other Real Estate
  Owned                       $ 93       $ 325      $ 571       $ 636     $ 284
--------------------------------------------------------------------------------



                             Allowance and Provision
                            for Possible Loan Losses

     The allowance for possible loan losses constitutes the amount available to absorb estimated losses within the loan portfolio. As of December 31, 2001, the allowance for possible loan losses was $2,264,000 as compared to the December 31, 2000 amount of $2,411,000 and the December 31, 1999 amount of $2,437,000.
The allowance for possible loan losses as a percentage of total loans outstanding as of December 31, 2001 was 1.00%. This compares to 1.06% at the end of 2000 and 1.20% at the end of 1999. The decrease in the allowance for possible loan losses of $147,000 was the result of management's review of loans outstanding (see discussion on "Loan Portfolio") and non-performing loans (the sum of non-accrual loans and accruing loans past due 90 days or more). Included in this review was an analysis of the related collateral of specific loans and the assignment of a risk factor to all non-performing loans. Non-performing loans totaled $3,204,000 at December 31, 2001 as compared to $2,517,000 at December 31, 2000 (see tables on "Non-Accrual Loans" and "Accruing Loans Past Due 90 Days or More"). Net charge-offs as detailed in the table "Allowance for Possible Loan Losses" were $727,000 in 2001 or $326,000 more than the 2000 amount of $401,000. The 2001 and 2000 charge-offs were the result of losses on commercial, consumer and residential real estate loans. Net loans charged-off in 1999 were $629,000. The ratio of net loan charge-offs to average loans outstanding was .32%, .19% and .30% in 2001, 2000 and 1999, respectively.

     The provision for possible loan losses was $580,000 for the year ended December 31, 2001, $375,000 for the years ended December 31, 2000 and 1999. In 2001, the increase in the provision was $205,000 due to the higher level of net loan losses in 2001.

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

------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES

(Dollars in Thousands)
For the Year Ended December 31,                         2001             2000             1999             1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses at Beginning of Year        $ 2,411          $ 2,437          $ 2,691          $ 2,664          $ 2,532

Loans Charged-Off by Category:
Commercial                                                 25               17              255              133              249
Real Estate -- Construction                                 -                -                -                -                -
Real Estate -- Residential                                171              219              147               59               20
Consumer/Installment                                      708              325              330              348              301
Other                                                       -                -                -                -                -
                                                  ------------     ------------     ------------     ------------     ------------
Total Loans Charged-Off                                   904              561              732              540              570
                                                  ------------     ------------     ------------     ------------     ------------

Loans Recovered by Category:
Commercial                                                 60                5               30               42               19
Real Estate -- Construction                                 -                -                -                -                -
Real Estate -- Residential                                 66              100               29                1                1
Consumer/Installment                                       51               55               44               74               77
Other                                                       -                -                -                -                -
                                                  ------------     ------------     ------------     ------------     ------------
Total Loans Recovered                                     177              160              103              117               97
                                                  ------------     ------------     ------------     ------------     ------------

Net Loans Charged-Off                                     727              401              629              423              473
                                                  ------------     ------------     ------------     ------------     ------------
Provision Charged to Expense                              580              375              375              450              605
                                                  ------------     ------------     ------------     ------------     ------------

Allowance for Loan Losses at End of Period            $ 2,264          $ 2,411          $ 2,437          $ 2,691          $ 2,664

Total Loans
Average Loans                                       $ 228,458        $ 214,856        $ 212,993        $ 217,191        $ 228,245
Year-End                                            $ 225,757        $ 226,944        $ 202,258        $ 212,437        $ 229,587

Net Loans Charged-Off to:
Average Loans                                            0.32 %           0.19 %           0.30 %           0.19 %           0.21 %
Loans at Year-End                                        0.32 %           0.18 %           0.31 %           0.20 %           0.21 %
Allowance for Possible Loan Losses at Year-End          32.11 %          16.63 %          25.81 %          15.72 %          17.76 %
Provision for Possible Loan Losses                     125.34 %         106.93 %         167.73 %          94.00 %          78.18 %

Allowance for Possible Loan Losses at Year-End to:
Average Loans                                            0.99 %           1.12 %           1.14 %           1.24 %           1.17 %
Loans at Year-End                                        1.00 %           1.06 %           1.20 %           1.27 %           1.16 %

------------------------------------------------------------------------------------------------------------------------------------

                                    Deposits

     Deposits are the primary source of the Company's funds. During 2001, deposits increased by $26,696,000 or 7.6% to a total of $379,886,000 at December 31, 2001, from a total of $353,190,000 at December 31, 2000. Average deposits for 2001 were $358,803,000, an increase of $22,414,000 or 6.7% over the average total deposits for 2000 of $336,389,000. Contributing to the increase in deposits were increases in savings, money market and checking products in response to marketing campaigns to attract these types of deposits, and the effects of lower interest rates and a slowing economy. The continued growth of deposits held by the Company and the banking industry in general could be adversely affected by the flow of funds into other banks, credit unions, mutual funds and other investment options.

              The Bank's average time deposits, excluding certificates of deposit over $100,000, increased in 2001 with average balances of $162,303,000, which was $5,139,000 or 3.3% higher than the 2000 average balance of $157,164,000. Non-interest bearing deposits averaged $48,959,000 in 2001 as compared to $43,893,000 in 2000, an increase of $5,066,000 or 11.5%. In addition, there was an increase in average interest-bearing demand deposits of $1,936,000 or 3.6% to $55,087,000 in 2001 from $53,151,000 in 2000, an increase in average certificates of deposit over $100,000 which averaged $7,334,000 in 2001 as compared to $5,886,000 in 2000, an increase of $1,448,000 or 24.6%, a
$6,580,000 or 48.9% increase in average money market deposits and an increase of $2,245,000 or 3.6% in savings and club deposits. Average money market deposits were $20,041,000 and $13,461,000 in 2001 and 2000, respectively. Average savings and club deposits were $65,079,000 in 2001 as compared to $62,834,000 in 2000.

                                 Short-Term Debt

         The Bank had securities sold under agreements to repurchase totaling $8,380,000 at December 31, 2001 and $7,215,000 at December 31, 2000. The Bank
had no short-term (overnight) debt at December 31, 2001 from the Federal Home Loan Bank against a line of credit of $25,000,000. There was $5,695,000 in short-term debt from the Federal Home Loan Bank outstanding at December 31, 2000. At December 31, 2001 and 2000, there was no short-term debt in the form of Federal funds purchased, or Federal Reserve Bank discount borrowings. Additional information relating to short-term debt can be found in Note G of the "Notes to Consolidated Financial Statements".

                         Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, short-term investment securities, and funds received from the repayment of loans and short-term debt. At year-end 2001, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $18,189,000, and securities maturing within one year totaled $8,050,000. At year-end 2000, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $17,833,000, and securities maturing within one year were $2,345,000.

     The Bank is a member of the Federal Home Loan Bank of Pittsburgh, Pennsylvania. The Bank had interest-bearing deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $891,000 at December 31, 2001, and $94,000 at December 31, 2000. These deposits are included in interest-bearing deposits with banks on the Company's financial statements. As a result of this relationship, the Bank places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh in place of other banks. The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000, all of which was available at December 31, 2001.

     The Bank had five long-term loans from the Federal Home Loan Bank of Pittsburgh totaling $34,804,000 at December 31, 2001 and four long-term loans totaling $34,000,000 at December 31, 2000. The loans outstanding at December 31, 2001 were originated in 2001, 2000, 1999 and 1998 with the proceeds used to fund the growth in residential real estate loans and the investment portfolio. The loans are for $7,000,000 originated in October, 1998 and due October, 2008, at a fixed rate of 4.86% until October, 2003, at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points; $10,000,000 originated in August, 1999, and due in August, 2004, at a fixed rate of 6.06% at December 31, 2001, the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, if the LIBOR rate is 7.5% or higher; $12,000,000 originated in August, 2000, and due in August, 2010, at a fixed rate of 6.23%; the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, if the LIBOR rate is 8.0% or higher; $804,000 originated in November, 2001, and due in November, 2006 at a fixed rate of 6.43% with monthly interest and principal payments on a 30 year amortization schedule;
and $5,000,000 originated in December, 2001, and due in January, 2007 at 4.45% fixed until December, 2002, at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points if the LIBOR rate is 7.5% or higher. If the lender elects to convert a fixed rate loan to a variable rate, the Bank may prepay the loan converted in full at the time of conversion without a penalty. The Bank had an additional loan from the Federal Home Loan Bank at December 31, 2000 in the amount of $5,000,000 that was paid in full in December, 2001. This loan was originated in 1996 and had a variable interest rate of LIBOR plus 3 basis points (6.895% at December 31, 2000) (see Note H of the "Notes to Consolidated Financial Statements").

         Cash flows for the year ended December 31, 2001, consisted of cash used by investing activities of $39,659,000 offset in part by cash provided by financing activities of $21,949,000, and cash provided by operating activities of $17,242,000 resulting in a net decrease in cash and cash equivalents of $468,000. The cash used in investing activities was primarily for the purchase of securities available-for-sale in the amount of $128,424,000, the purchase of securities held-to-maturity in the amount of $15,033,000, a net increase in loans of $18,288,000, a net increase in interest-bearing deposits with banks of $824,000 and the purchase of premises and equipment in the amount of $706,000. These cash uses were partially offset by the proceeds from the maturities of securities available-for-sale of $75,806,000, proceeds from the sales of securities available-for-sale of $35,263,000, proceeds from the maturities of securities held-to-maturity of $11,843,000 and proceeds from the sale of other real estate owned of $704,000. The cash provided by financing activities was comprised of a net increase in interest and non-interest bearing demand and savings deposits of $27,548,000, a net increase in repurchase agreements of $1,165,000, a net increase in long-term debt of $804,000, proceeds from the sale of common stock of $387,000 and a decrease in ESOP debt of $142,000. Partially offsetting these increases were a decrease in short-term debt of $5,695,000, the payment of cash dividends of $1,489,000 and a net decrease in certificates of deposit of $852,000. The cash provided by operating activities was comprised principally of the proceeds from mortgage loan sales of $44,678,000, net income of $3,557,000, depreciation and amortization of $1,259,000, an increase in accrued interest income of $938,000, the provision for possible loan losses of $580,000, and amortization of security premiums of $426,000, reduced in part by mortgage loans originated for sale of $30,190,000, a decrease in other liabilities of $1,611,000, a decrease in accrued interest payable of $1,053,000, net investment securities gains of $929,000, accretion of security discounts of $365,000, net gains on the sale of mortgage loans of $346,000, and a net increase in other assets of $213,000.

         The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at December 31, 2001 was $35,326,000 as compared to $33,521,000 at December 31, 2000, an increase of $1,805,000 or 5.4%. This increase was attributable to an increase of $1,347,000 in paid in capital, an increase of $615,000 in common stock, an increase of $491,000 in retained earnings and a decrease of $142,000 in ESOP debt. These increases were offset in part by an increase of $59,000 in Treasury stock and a decrease of $731,000 in accumulated other comprehensive income (see Note A.6 of the "Notes to Consolidated Financial Statements"). The increases in paid in capital and common stock was the result of the sale of common shares pursuant to the Dividend Reinvestment Plan and the 5% stock dividend. Total shareholders' equity, exclusive of accumulated other comprehensive income was $36,020,000 and $33,484,000 at December 31, 2001 and 2000, respectively. This was an increase of $2,536,000 or 7.6%. The accumulated other comprehensive income was comprised of the unrealized gains or losses on securities available-for-sale. The unrealized loss on securities available-for-sale at December 31, 2001 amounted to $694,000 (net of tax effect of $359,000). Included in shareholders' equity at December 31, 2000 was $37,000 (net of tax effect of $20,000) of unrealized gains on securities available-for-sale (see discussion on "Securities Available-for-Sale").

         The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on June 22, 2001 to all shareholders of record at the close of business on June 4, 2001. On June 22, 2000, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on June 2, 2000. The Company also paid a 5% stock dividend on June 24, 1999 to shareholders of record on June 4, 1999. Fractional shares on the stock dividends were paid in cash. The number of average shares and per share information in this report has been restated to reflect these 5% stock dividends.

     The Company maintains a Dividend Reinvestment and Stock Purchase Plan. In 2001, 20,426 new common shares were purchased pursuant to this Plan at an average price of $16.04 for total proceeds of $328,000. In 2000, 22,728 new common shares were purchased pursuant to the Plan at an average price of $13.77 per share. The total proceeds were $313,000.

     The Company adopted the "2001 Stock Option Plan" during 2001. This plan provides for the awarding of stock options to key employees, officers, directors of the Company and important consultants. During 2001, options to purchase 20,382 shares of the Company's common stock at an average price of $16.49 per share were granted to certain officers and directors. In January 2002, options to purchase 122,250 shares of the Company's common stock at an average price of $22.17 per share were issued under the 2001 Stock Option Plan to certain officers and directors.

         A Non-Employee Directors Stock Option Plan was adopted by the Company in 1994. This plan provides for the awarding of stock options to the Company's non-employee directors. There were no options awarded under this plan in 2001. In 2000, options to purchase 2,814 shares of the Company's common stock at an average price of $15.65 per share were granted to certain non-employee directors. During 2000, options for 1,407 shares of the Company's common stock issued pursuant to the plan were exercised at an average price of $12.09 per share.

         The Company also has a Stock Option Plan that was adopted in 1986 and the 1996 Stock Option Plan that was adopted in 1996 which provide for the granting of options to acquire the Company's common stock for officers and key employees. No new options may be issued under the 1986 Stock Option Plan. In January 2001, options to purchase 41,479 shares of the Company's common stock at an average price of $16.59 per share were granted to certain officers. During 2001, options for 4,692 shares of the Company's common stock issued pursuant to the plan were exercised at an average price of $12.50 per share. As a result of the adoption of the 2001 Stock Option Plan, no new options may be issued under the 1996 Stock Option Plan. In 2000, no options were issued under the 1996 Stock Option Plan. No options were exercised under these plans in 2000.

         The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Additional information relating to the Company's and Bank's capital requirements and capital ratios can be found in Note R of the "Notes to Consolidated Financial Statements".

     The Company, in March, 2001, settled claims by a group of funeral directors, against the Bank in connection with certain pre-need funeral trusts which were allegedly directed by funeral directors to be invested in a private placement annuity. In 1998, the Company established a reserve of $1.5 million against these possible claims. The Company added an additional $1,012,000 to this reserve in 2000. The reserve balance, as of December 31, 2001 and 2000 equaled $336,000 and $2,480,000, respectively. Payments made from this reserve amounted to $2,025,000 in 2001. In addition, the reserve was reduced in 2001 by $119,000 with a corresponding credit to operating expenses. This reduction in the reserve was the result of an analysis by management of the funds required to meet the remaining commitments. There were no additions to this reserve in 2001. The Company expects the reserve to be sufficient to cover the remaining liabilities. The Company has incurred legal expenses in regard to these claims during 2001, 2000 and 1999. The Company will continue to incur legal expenses in regard to these claims during 2002.

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

         Management believes the most significant impact on financial results is the Company's ability to react to changes in interest rates (see discussions on "Market Risk" and "Interest Rate Sensitivity").

                          New Accounting Pronouncements

     In June 2001, SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets, were issued. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, and intangible assets acquired in a business combination must be recorded separately from goodwill. Effective January 1, 2002, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually. The adoption of this statement will not have a material impact on the Company's financial position or results of operations.

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The issuance of SAB No. 102 did not have a material impact on the Company's financial position or results of operation.

     In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.


Item 7.A  Quantitative and Qualitative Disclosure About Market Risks
--------  ----------------------------------------------------------

          Contained in Item 7 "Management's Discussion and Analysis of Financial Condition And Results of Operation".

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Colonial Group, Inc.

      We have audited the accompanying consolidated balance sheets of First Colonial Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Colonial Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP


Philadelphia, Pennsylvania
January 18, 2002

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands) At December 31,                                                     2001                       2000
---------------------------------------------------------------------------------------------------------------------------

ASSETS
Total Cash and Cash Equivalents                                                         $17,270                    $17,738

Interest-Bearing Deposits With Banks                                                        919                         95
Investments Securities Held-to-Maturity
  (Fair Value:  2001 - $23,160; 2000 - $19,906)                                          23,004                     19,972
Investment Securities Available-for-Sale                                                181,302                    164,029
Mortgage Loans Held-for-Sale                                                              3,808                          -
Total Loans                                                                             225,757                    226,944
Less:  Allowance for Possible Loan Losses                                                (2,264)                    (2,411)
                                                                                  --------------            ---------------
Net Loans                                                                               223,493                    224,533
Premises and Equipment, Net                                                               6,562                      6,832
Accrued Interest Income                                                                   2,888                      3,826
Other Real Estate Owned                                                                      93                        325
Other Assets                                                                              5,805                      5,701
                                                                                  --------------            ---------------

  TOTAL ASSETS                                                                         $465,144                   $443,051
                                                                                  --------------            ---------------

LIABILITIES
Deposits
  Non-Interest-Bearing Deposits                                                         $57,931                    $48,748
  Interest-Bearing Deposits
    (Includes Certificates of Deposit in Excess
      of $100:  2001 - $11,592; 2000 - $8,008)                                          321,955                    304,442
                                                                                  --------------            ---------------
  Total Deposits                                                                        379,886                    353,190

Securities Sold Under Agreements to Repurchase                                            8,380                      7,215
Short-Term Debt                                                                               -                      5,695
Long-Term Debt                                                                           34,804                     34,000
Accrued Interest Payable                                                                  3,949                      5,002
Other Liabilities                                                                         2,799                      4,428
                                                                                  --------------            ---------------

  TOTAL LIABILITIES                                                                     429,818                    409,530
                                                                                  --------------            ---------------

SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $5.00 a share
  Authorized:  500,000 shares, none issued                                                  ---                        ---

Common Stock, Par Value $5.00 a share
  Authorized:  10,000,000 shares
  Issued: 2,085,778 shares in 2001 and 1,962,699 shares in 2000                          10,429                      9,814
Additional Paid-In Capital                                                               18,304                     16,957
Retained Earnings                                                                         8,581                      8,090
Less:  Treasury stock at Cost:
  2,463 shares in 2001 and no shares in 2000                                                (59)                         -
Employee Stock Ownership Plan Debt                                                       (1,235)                    (1,377)
Accumulated Other Comprehensive Income (Loss)                                              (694)                        37
                                                                                  --------------            ---------------

TOTAL SHAREHOLDERS' EQUITY                                                               35,326                     33,521
                                                                                  --------------            ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $465,144                   $443,051
                                                                                  --------------            ---------------

---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)
  For the Year Ended December 31,                           2001                       2000                     1999
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                               $18,596                    $18,116                  $17,772
Interest on Investment Securities
  Taxable                                                  9,515                      9,440                    6,829
  Tax-Exempt                                               1,756                      1,567                    1,509
Interest on Deposits with Banks and
  Federal Funds Sold                                         168                        164                      243
                                                    -------------              -------------            -------------
    Total Interest Income                                 30,035                     29,287                   26,353
                                                    -------------              -------------            -------------

INTEREST EXPENSE
Interest on Deposits                                      11,521                     11,414                    9,819
Interest on Short-Term Debt                                  459                        588                      283
Interest on Long-Term  Debt                                1,989                      1,945                    1,347
                                                    -------------              -------------            -------------
    Total Interest Expense                                13,969                     13,947                   11,449
                                                    -------------              -------------            -------------

NET INTEREST INCOME                                       16,066                     15,340                   14,904
Provision for Possible Loan Losses                           580                        375                      375
                                                    -------------              -------------            -------------

Net Interest Income After Provision
  for Possible Loan Losses                                15,486                     14,965                   14,529
                                                    -------------              -------------            -------------

OTHER INCOME
Trust Revenue                                              1,287                      1,245                    1,246
Service Charges on Deposit Accounts                        2,335                      2,019                    1,682
Investment Securities Gains, Net                             929                        174                      563
Gains on Sales of Mortgage Loans                             346                         59                      157
Other Operating Income                                       710                        825                      707
                                                    -------------              -------------            -------------

    Total Other Income                                     5,607                      4,322                    4,355
                                                    -------------              -------------            -------------

OTHER EXPENSES
Salaries and Employee Benefits                             8,224                      7,437                    6,780
Net Occupancy and Equipment Expense                        2,528                      2,392                    2,171
Other Operating Expenses                                   5,976                      7,116                    5,722
                                                    -------------              -------------            -------------

    Total Other Expenses                                  16,728                     16,945                   14,673
                                                    -------------              -------------            -------------

Income Before Income Taxes                                 4,365                      2,342                    4,211
Income Taxes                                                 808                        270                      929
                                                    -------------              -------------            -------------

NET INCOME                                                $3,557                     $2,072                   $3,282
                                                    =============              =============            =============

PER SHARE DATA
Net Income - Basic                                        $ 1.77                     $ 1.04                   $ 1.67
Net Income - Diluted                                      $ 1.77                     $ 1.04                   $ 1.66
Cash Dividends                                            $ 0.74                     $ 0.70                   $ 0.67

---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                  Additional                                       Accumulated
                                            Common       Paid-In      Retained     Treasury    ESOP   Other Comprehensive
                                             Stock       Capital      Earnings      Stock      Debt      Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                   $8,729      $13,873      $ 9,023        $ -      $ (435)      $ 527         $ 31,717

                      1999
Comprehensive Income
   Net Income                                                           3,282                                               3,282
   Change in Unrealized Securities
     Gains (Losses), Net                                                                                  (4,848)          (4,848)
                                                                                                                         ---------
Total Comprehensive Income (Loss)                                                                                          (1,566)
Sale of Common Stock under
  Dividend Reinvestment Plan (14,732 shares)     74          242                                                              316
Sale of Common Stock under
  Directors Stock Option Plan (496 shares)        2            2                                                                4
Cash Dividends Paid                                                    (1,321)                                             (1,321)
Stock Dividend of 5% (87,484 shares)            437        1,575       (2,012)                                                  -
Cash Paid in Lieu of Fractional Shares                                     (4)                                                 (4)
ESOP Loan Payment                                                                                115                          115
Loan to ESOP                                                                                  (1,000)                      (1,000)
Unallocated ESOP Shares Committed
  to Employees (3,691 shares)                                (18)                                                             (18)
                                            -------      -------      -------      -----    --------      ------         --------
Balance at December 31, 1999                  9,242       15,674        8,968          -      (1,320)     (4,321)          28,243

                      2000
Comprehensive Income
   Net Income                                                           2,072                                               2,072
   Change in Unrealized Securities
     Gains, Net                                                                                            4,358            4,358
                                                                                                                         ---------
Total Comprehensive Income                                                                                                  6,430
Sale of Common Stock under
  Dividend Reinvestment Plan (21,177 shares)    106          207                                                              313
Sale of Common Stock under
  Directors Stock Option Plan (332 shares)        2                                                                             2
Cash Dividends Paid                                                    (1,406)                                             (1,406)
Stock Dividend of 5% (92,752 shares)            464        1,078       (1,542)                                                  -
Cash Paid in Lieu of Fractional Shares                                     (2)                                                 (2)
ESOP Loan Payment                                                                                115                          115
Loan to ESOP                                                                                    (172)                        (172)
Unallocated ESOP Shares Committed
  to Employees (6,334 shares)                                 (2)                                                              (2)
                                            -------      -------      -------      -----    --------      ------         --------
Balance at December 31, 2000                  9,814       16,957        8,090          -      (1,377)         37           33,521

                      2001
Comprehensive Income
   Net Income                                                           3,557                                               3,557
   Change in Unrealized Securities
     Gains (Losses), Net                                                                                    (731)            (731)
                                                                                                                         ---------
Total Comprehensive Income                                                                                                  2,826
Sale of Common Stock under
  Dividend Reinvestment Plan (19,907 shares)    100          228                                                              328
Sale of Common Stock under
   Stock Option Plan (4,692 shares)              23           36                                                               59
Purchase of Treasury Shares (2,463 shares)                                           (59)                                     (59)
Cash Dividends Paid                                                    (1,489)                                             (1,489)
Stock Dividend of 5% (98,480 shares)            492        1,083       (1,575)                                                  -
Cash Paid in Lieu of Fractional Shares                                     (2)                                                 (2)
ESOP Loan Payment                                                                                142                          142
Unallocated ESOP Shares Committed
  to Employees (9,000 shares)                                  -                                                                -
                                            -------      -------      -------      -----    --------      ------         --------
Balance at December 31, 2001                $10,429      $18,304      $ 8,581      $ (59)   $ (1,235)     $ (694)        $ 35,326

----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands) For the Year Ended December 31,                        2001                    2000                    1999
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net Income                                                               $ 3,557                  $2,072                  $3,282
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
        Provision for Possible Loan Losses                                     580                     375                     375
        Depreciation and Amortization                                        1,259                   1,120                   1,027
        Accretion of Security Discounts                                       (365)                   (430)                   (267)
        Amortization of Security Premiums                                      426                     239                     251
        Deferred Taxes                                                         185                    (389)                     90
        Amortization of Deferred Fees on Loans                                 359                     479                      12
        Gain on Sale of Other Real Estate Owned                                (33)                   (119)                    (39)
        Loss from Writedown of Other Real Estate Owned                           -                     184                       -
        Investment Securities Gains, Net                                      (929)                   (174)                   (563)
        Gain on Sale of Mortgage Loans                                        (346)                    (59)                   (157)
        Mortgage Loans Originated for Sale                                 (30,190)                 (7,718)                (37,460)
        Mortgage Loan Sales                                                 44,678                   7,718                  38,068
        Changes in Assets and Liabilities
            Decrease (Increase) in Accrued Interest Income                     938                    (781)                   (503)
            (Decrease) Increase in Accrued Interest Payable                 (1,053)                    794                     672
            Increase in Other Assets                                          (213)                   (439)                   (970)
            (Decrease) Increase in Other Liabilities                        (1,611)                  1,181                      71
                                                                     --------------            ------------            ------------

Net Cash Provided by Operating Activities                                   17,242                   4,053                   3,889
                                                                     --------------            ------------            ------------

INVESTING ACTIVITIES
  Proceeds from Maturities of Securities Available-for-Sale                 75,806                  13,747                  15,331
  Proceeds from Maturities of Securities Held-to-Maturity                   11,843                   1,128                   3,622
  Proceeds from Sales of Securities Available-for-Sale                      35,263                   8,294                  16,858
  Purchase of Securities Available-for-Sale                               (128,424)                (45,625)                (72,150)
  Purchase of Securities Held-to-Maturity                                  (15,033)                 (2,334)                 (6,559)
  Net (Increase) Decrease in Interest-Bearing Deposits With Banks             (824)                  5,494                  (2,288)
  Net (Increase) Decrease in Loans                                         (18,288)                (25,949)                  9,412
  Purchase of Premises and Equipment                                          (706)                   (703)                 (1,143)
  Proceeds from Sale of Other Real Estate Owned                                704                     623                     382
                                                                     --------------            ------------            ------------

Net Cash Used in Investing Activities                                      (39,659)                (45,325)                (36,535)
                                                                     --------------            ------------            ------------

FINANCING ACTIVITIES
  Net Increase in Interest and Non-Interest Bearing
        Demand Deposits and Savings Accounts                                27,548                  12,074                   2,058
  Net (Decrease) Increase in Certificates of Deposit                          (852)                 16,636                  27,873
  Net Increase in Long-Term Debt                                               804                   4,000                  10,000
  Net Decrease (Increase) in ESOP Debt                                         142                     (57)                   (885)
  Net Increase (Decrease) in Repurchase Agreements                           1,165                   5,485                  (3,364)
  (Decrease) Increase in Short-Term Debt                                    (5,695)                  5,695                       -
  Proceeds from Issuance of Common Stock                                       387                     313                     302
  Purchase of Treasury Stock                                                   (59)                      -                       -
  Cash Dividends Paid                                                       (1,489)                 (1,406)                 (1,321)
  Cash Paid in Lieu of Fractional Shares                                        (2)                     (2)                     (4)
                                                                     --------------            ------------            ------------

Net Cash Provided by Financing Activities                                   21,949                  42,738                  34,659
                                                                     --------------            ------------            ------------
Increase (Decrease) in Cash and Cash Equivalents                              (468)                  1,466                   2,013
Cash and Cash Equivalents, January 1,                                       17,738                  16,272                  14,259
                                                                     --------------            ------------            ------------
Cash and Cash Equivalents, December 31,                                   $ 17,270                 $17,738                 $16,272

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables are in thousands, except per share data.)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

First Colonial Group, Inc. (the "Company") is a one bank holding company of Nazareth National Bank and Trust Company (the "Bank"). The Bank is an independent community bank providing retail and commercial banking services through its nineteen offices in Northampton, Lehigh, and Monroe counties in northeastern Pennsylvania.

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

         On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The issuance of SAB No. 102 did not have a material impact on the Company's financial position or results of operations.

 5.  PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of buildings and land improvements is computed principally on the straight-line method, and for equipment, principally on an accelerated method, over the estimated useful lives of the assets.

 6.  COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity.

The income tax effects allocated to comprehensive income are as follows:

------------------------------------------------------------------------------
For the Year Ended December 31,       Before Tax       Tax       Net of Tax
                                        Amount       Expense       Amount
                                                    (Credit)
                                     -----------------------------------------
2001
-------------------------------------
Unrealized Losses on Securities:
  Unrealized Holding Losses
    Arising During Period                   $ (181)      $ (63)        $ (118)
  Less:  Reclassification
    Adjustment for Gains
    Realized in Net Income                    (929)       (316)          (613)
                                     -----------------------------------------

Other Comprehensive Loss, Net             $ (1,110)     $ (379)        $ (731)
                                     =========================================

2000
-------------------------------------
Unrealized Gains on Securities:
  Unrealized Holding Gains
    Arising During Period                  $ 6,778    $ (2,305)       $ 4,473
  Less:  Reclassification
    Adjustment for Gains
    Realized in Net Income                    (174)         59           (115)
                                     -----------------------------------------

Other Comprehensive Income, Net            $ 6,604    $ (2,246)       $ 4,358
                                     =========================================

1999
-------------------------------------
Unrealized Losses on Securities:
  Unrealized Holding Losses
    Arising During Period                 $ (7,910)   $ (2,690)      $ (5,220)
  Less:  Reclassification
    Adjustment for Gains
    Realized in Net Income                     563         191            372
                                     -----------------------------------------

Other Comprehensive Loss, Net             $ (7,347)   $ (2,499)      $ (4,848)
                                     =========================================

------------------------------------------------------------------------------

7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized for forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company adopted SFAS 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.

         Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119") requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS 119 at December 31, 2001, 2000 or 1999.

8. INCOME TAXES

         The Company calculates deferred income taxes under the liability method called for in SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

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

12. PER SHARE INFORMATION

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Share and per share amounts have been retroactively restated to reflect the three 5% stock dividends in June 2001, 2000 and 1999.


13. STATEMENT OF CASH FLOWS

         The Company considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

         Cash paid for interest was $15,022,000, $13,153,000 and $10,777,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Cash paid for taxes was $610,000 in 2001, $500,000 in 2000 and $1,060,000 in 1999.

14. ADVERTISING COSTS

         The Company expenses advertising costs as incurred.

15. TRANSFER AND SERVICING OF ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         In September, 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

16. NEW ACCOUNTING PRONOUNCEMENTS

         In June, 2001, SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets, were issued. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; and intangible assets acquired in a business combination must be recorded separately from goodwill. Effective January 1, 2002, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually. The adoption of this statement will not have a material impact on the Company's financial position or results of operations.

         In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

17. RECLASSIFICATIONS

         Certain reclassifications of prior years amounts have been made to conform to the 2001 presentation.

NOTE B - INVESTMENT SECURITIES

         The amortized cost, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity securities at December 31, 2001 and 2000 are summarized as follows:

-------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale Securities                                                 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                    Gross                    Gross
                                         Amortized               Unrealized                Unrealized                 Fair
                                            Cost                    Gains                    Losses                   Value
-------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury                              $ 5,074                      $ 34                     $ -                  $ 5,108
U. S. Government Agency                      43,977                       127                    (400)                  43,704
State and Political Subdivisions             31,450                       130                    (453)                  31,127
Mortgage-Backed Securities                   87,461                       438                    (646)                  87,253
Corporate Bonds                                 456                         2                     (36)                     422
Equity Securities                            13,937                       269                    (518)                  13,688
                                     ---------------            --------------            ------------            -------------

Total                                      $182,355                   $ 1,000                $ (2,053)                $181,302

-------------------------------------------------------------------------------------------------------------------------------

                                                                              2000
                                     ------------------------------------------------------------------------------------------
                                                                    Gross                    Gross
                                         Amortized               Unrealized                Unrealized                 Fair
                                            Cost                    Gains                    Losses                   Value
                                     ------------------------------------------------------------------------------------------

U. S. Treasury                              $ 4,011                      $ 13                    $ (2)                 $ 4,022
U. S. Government Agency                      79,145                       672                    (718)                  79,099
State and Political Subdivisions             28,210                       233                    (190)                  28,253
Mortgage-Backed Securities                   44,110                       309                    (290)                  44,129
Corporate Bonds                                   -                         -                       -                        -
Equity Securities                             8,496                       417                    (387)                   8,526
                                     ---------------            --------------            ------------            -------------

Total                                      $163,972                   $ 1,644                $ (1,587)                $164,029

-------------------------------------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities                                                   2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                    Gross                    Gross
                                         Amortized               Unrealized                Unrealized                 Fair
                                            Cost                    Gains                    Losses                   Value
-------------------------------------------------------------------------------------------------------------------------------

U. S. Government Agency                     $ 8,622                     $ 197                     $ -                  $ 8,819
State and Political Subdivisions              7,885                        38                    (112)                   7,811
Mortgage-Backed Securities                    6,497                        56                     (23)                   6,530
                                     ---------------            --------------            ------------            -------------
                                     ---------------            --------------            ------------            -------------

Total                                      $ 23,004                     $ 291                  $ (135)                 $23,160

-------------------------------------------------------------------------------------------------------------------------------

                                     ------------------------------------------------------------------------------------------
                                                                              2000
                                     ------------------------------------------------------------------------------------------
                                                                    Gross                    Gross
                                         Amortized               Unrealized                Unrealized                 Fair
                                            Cost                    Gains                    Losses                   Value
                                     ------------------------------------------------------------------------------------------

U. S. Government Agency                     $ 7,937                      $ 15                   $ (49)                 $ 7,903
State and Political Subdivisions              8,016                        45                     (70)                   7,991
Mortgage-Backed Securities                    4,019                        23                     (30)                   4,012
                                     ---------------            --------------            ------------            -------------

Total                                      $ 19,972                      $ 83                  $ (149)                 $19,906

-------------------------------------------------------------------------------------------------------------------------------

         At December 31, the equity securities in the available-for-sale category include Federal Reserve Bank stock in the amount of $258,000 in 2001 and 2000, and Federal Home Loan Bank stock in the amount of $2,204,000 in 2001 and $2,306,000 in 2000 which are carried at cost.

         The following table lists the maturities of debt securities at December 31, 2001, classified as available-for-sale and held-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

-----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF DEBT SECURITIES
-----------------------------------------------------------------------------------------------------------------------------------

At December 31, 2001                          Available-for-Sale                                  Held-to-Maturity
                                          Carrying Value             Fair Value                Carrying Value          Fair Value
                                          -----------------------------------------            ------------------------------------
Due in one year or less                          $ 4,050                   $ 4,082                  $4,000                  $4,001
Due after one year through five years             19,304                    19,251                   2,258                   2,300
Due after five years through ten years            25,617                    25,417                   4,330                   4,418
Due after ten years                               31,986                    31,610                   5,919                   5,911
                                          ---------------            --------------            ------------            ------------
                                                  80,957                    80,360                  16,507                  16,630
Mortgage-Backed Securities                        87,461                    87,253                   6,497                   6,530
Equity Securities                                 13,937                    13,689                       -                       -
                                          ---------------            --------------            ------------            ------------
Total Investments                               $182,355                  $181,302                 $23,004                 $23,160
                                          ---------------            --------------            ------------            ------------

-----------------------------------------------------------------------------------------------------------------------------------


         Investment securities with a carrying amount of $11,568,000 and $7,651,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. There were no securities held other than U. S. Treasury or
U. S. Agencies from a single issuer which represented more than 10% of shareholders' equity. Proceeds from sales of investments in debt and equity securities available-for-sale during 2001, 2000 and 1999 were $35,263,000, $8,294,000 and $16,858,000, respectively. Gross gains of $1,015,000 and gross losses of $86,000 were realized on those sales in 2001. Gross gains of $252,000 and gross losses of $78,000 were realized on the sales in 2000. In 1999, gross realized gains were $716,000 and gross realized losses were $153,000.

NOTE C - LOANS

         Major classifications of loans at December 31, 2001 and 2000 are as follows:

                                          2001                      2000
------------------------------------------------------------------------------

Real Estate/Residential                    $112,871                  $128,862
Real Estate/Construction                      6,127                     5,923
Real Estate/Commercial                       32,317                    27,206
Consumer/Installment                         59,205                    53,062
Commercial (Non-Real Estate)
    and Agricultural                         13,762                    10,214
State and Political Subdivisions              1,702                     2,089
Other                                            23                        19
                                     ---------------            --------------

    Total Gross Loans                       226,007                   227,375
       Less:  Unearned Discount                (250)                     (431)
                                     ---------------            --------------

Total Loans                                $225,757                  $226,944
------------------------------------------------------------------------------


         The Company makes loans to its directors and executive officers. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

         An analysis of the 2001 activity of these loans follows:

               --------------------------------------------------
               Balance, January 1, 2001                    $ 731
                    New loans                                178
                    Repayments                              (123)
                                                  ---------------
               Balance, December 31, 2001                  $ 786
               --------------------------------------------------

NOTE D - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows:

----------------------------------------------------------------------------------------------------
Year Ended December 31,                 2001                      2000                     1999
----------------------------------------------------------------------------------------------------
Beginning Balance                         $ 2,411                   $ 2,437                  $2,691

  Provisions charged to
    operating expenses                        580                       375                     375
  Recoveries                                  177                       160                     103
  Loans charged-off                          (904)                     (561)                   (732)
                                   ---------------            --------------            ------------

Ending Balance                            $ 2,264                   $ 2,411                  $2,437
----------------------------------------------------------------------------------------------------

         There were loans totaling $1,019,000 on which the accrual of interest has been discontinued or reduced at December 31, 2001. During 2001, an average of $943,000 of loans was on non-accrual status. Non-accrual loans at December 31, 2000 amounted to $1,048,000 and averaged $1,147,000 during 2000. Loans 90 days and over past due and still accruing totaled $2,185,000 at December 31, 2001 and $1,469,000 at December 31, 2000.

         The recorded investment in impaired loans was $103,000, $339,000 and $370,000 at December 31, 2001, 2000 and 1999, respectively. The valuation allowance for credit losses related to impaired loans is a part of the allowance for possible loan losses. The total valuation allowance was $43,000, $78,000 and $74,000 at December 31, 2001, 2000 and 1999, respectively. The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was approximately $201,000, $317,000 and $469,000, respectively. All impaired loans were on a non-accrual status. Income on impaired loans is recognized by the Company on a cash basis. The Company recognized interest income of approximately $33,000, $42,000 and $35,000 on impaired loans in 2001, 2000 and 1999, respectively.

NOTE E - PREMISES AND EQUIPMENT

         Major classifications of these assets at December 31, 2001 and 2000 are summarized as follows:

-----------------------------------------------------------------------------------------------------
                                  Estimated Useful Lives           2001                       2000
-----------------------------------------------------------------------------------------------------

Land                                        ---                   $ 1,324                      $ 939
Premises                               10-20 years                  7,550                      7,556
Equipment                               3-10 years                  7,168                      6,900
                                                             -------------               ------------
                                                                   16,042                     15,395
Accumulated depreciation
  and amortization                                                 (9,480)                    (8,563)
                                                             -------------               ------------

Total Premises and Equipment                                      $ 6,562                     $6,832

-----------------------------------------------------------------------------------------------------

         Depreciation and amortization expense amounted to $975,000, $987,000 and $912,000 in 2001, 2000 and 1999, respectively.

NOTE F - DEPOSIT MATURITIES

         At December 31, 2001, the schedule of maturities of certificates of deposit is as follows:

--------------------------------------------------------------------

                       2002                        $122,647
                       2003                          40,338
                       2004                           5,645
                       2005                           2,406
                       2006                           2,485
                 Thereafter                             252
                                               -------------
                                                   $173,773

--------------------------------------------------------------------

NOTE G - SHORT-TERM DEBT
         Short-term debt consists of the following Federal Home Loan Bank advances:

----------------------------------------------------------------------------
Year Ended December 31,                    2001        2000           1999
----------------------------------------------------------------------------

Balance outstanding at December 31,         $ -      $ 5,695            $ -
Maximum amount outstanding at
  any month-end during the year         $ 6,415      $11,255       $ 12,425
Average amount outstanding              $ 1,919      $ 3,994        $ 1,721
Average interest rate during the year     4.85%        6.41%          5.17%

----------------------------------------------------------------------------



         The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000, all of which was available at December 31, 2001.

         There was no short-term debt in the form of Federal Reserve Discount borrowings and Federal Funds purchased at December 31, 2001, 2000 and 1999.

         Securities sold under agreements to repurchase consist of the following:

----------------------------------------------------------------------------
Year Ended December 31,                    2001        2000           1999
----------------------------------------------------------------------------

Balance outstanding at December 31,     $ 8,380      $ 7,215        $ 1,730
Maximum amount outstanding at
  any month-end during the year        $ 18,519      $12,950        $ 8,682
Average amount outstanding             $ 12,591      $ 7,226        $ 5,994
Average interest rate during the year     2.90%        4.59%          3.24%

----------------------------------------------------------------------------

NOTE H - LONG-TERM DEBT

         The Company had long-term debt from the Federal Home Loan Bank of Pittsburgh totaling $34,804,000 at December 31, 2001 and $34,000,000 at December 31, 2000. These loans will mature in one to ten years. The weighted average interest rate on these loans was 5.8% and 6.0% at December 31, 2001 and 2000, respectively.

         The Company also has an obligation as a party to the Employee Stock Ownership Plan debt. The principal payments due on the Company's debt at December 31, 2001 are as follows:


------------------------------------------------------------------------------
                         ESOP Debt          FHLB Debt              Total Debt
------------------------------------------------------------------------------

2002                          $ 142               $ 9                   $ 151
2003                            142                10                     152
2004                            142            10,010                  10,152
2005                            142                11                     153
2006                             57                12                      69
2007 and beyond                 610            24,752                  25,362
                     ---------------    --------------            ------------

Total                       $ 1,235          $ 34,804                 $36,039

------------------------------------------------------------------------------




NOTE I- OTHER OPERATING EXPENSES
         Other operating expenses consists of the following:


--------------------------------------------------------------------------------------------------------
                                               2001                      2000                     1999
--------------------------------------------------------------------------------------------------------
Advertising                                     $ 463                     $ 546                   $ 574
Consulting Fees                                   894                       588                     511
Data Processing Services                          739                       813                     773
Litigation Costs and Legal Fees                   535                       723                     669
Loan Collection                                   155                       240                     298
Printing, Stationery and Supplies                 354                       320                     318
Provisions for Trust Reserve                     (110)                    1,012                      57
All Other                                       2,946                     2,874                   2,522
                                       ---------------            --------------            ------------

Total Other Operating Expenses                $ 5,976                   $ 7,116                  $5,722

--------------------------------------------------------------------------------------------------------

NOTE J- INCOME TAXES
         Income tax expense (benefit) is as follows:

---------------------------------------------------------------------------------------
Year Ended December 31,                   2001                 2000               1999
---------------------------------------------------------------------------------------
Federal
    Current                              $ 352                $ 659              $ 840
    Deferred (benefit)                     456                 (389)                89
                                ---------------       --------------       ------------
    Total                                $ 808                $ 270              $ 929



         The income tax provision reconciled to the tax computed statutory Federal rate is as follows:

---------------------------------------------------------------------------------------
Year Ended December 31,                   2001                 2000               1999
---------------------------------------------------------------------------------------
Federal tax expense
  at statutory rate                    $ 1,484                $ 796            $ 1,432
Increase (decrease)
  in taxes resulting from:
    Tax-exempt investment
      securities income                   (645)                (582)              (569)
    Tax-exempt interest
      on loans                             (37)                 (37)               (29)
Other, net                                   6                   93                 95
                                ---------------       --------------       ------------
Applicable Income Taxes                  $ 808                $ 270              $ 929

---------------------------------------------------------------------------------------


         Deferred tax assets and liabilities consist of the following:

--------------------------------------------------------------------------
At December 31,                            2001                      2000
--------------------------------------------------------------------------

Deferred Tax Assets:
   Tax Credits                            $ 200                       $ -
   Unrealized Securities Losses             359                         -
   Loan Loss Reserve                        464                       514
   Deferred Compensation                    449                       428
   Post-Retirement Benefits                  81                        75
   Depreciation                             139                        74
   Miscellaneous Reserves                   243                       931
   Other                                    142                       152
                                                            --------------
                                 ---------------            --------------
     Total                              $ 2,077                   $ 2,174
                                 ---------------            --------------

Deferred Tax Liability:
   Unrealized Securities Gains              $ -                      $ 20
                                 ---------------            --------------
                                                            --------------
    Total                                   $ -                      $ 20
                                 ---------------            --------------

Net                                     $ 2,077                   $ 2,154

--------------------------------------------------------------------------

NOTE K - EMPLOYEE STOCK OWNERSHIP PLAN

         The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees.

         In October, 2000, the ESOP borrowed $71,875 from the Company's subsidiary, First C. G., payable over ten years. The proceeds from this loan were used to purchase shares from the market. In December, 2000, the ESOP borrowed an additional $100,000 from the Company's subsidiary, First C. G., payable over five years. The proceeds from this loan were used to purchase the shares from the account of a former employee pursuant to the provisions of the Plan. The interest on these loans is at the Bank's prime rate (an interest rate of 4.75% at December 31, 2001 and 9.50% at December 31, 2000). The balance on these loans was $64,688 and $80,000, respectively at December 31, 2001 and $71,875 and $100,000, respectively at December 31, 2000.

         In 1999, the ESOP borrowed $1,000,000 from the Company's subsidiary, First C. G., payable over six years. The interest rate on this loan is at the Bank's prime rate (an interest rate of 4.75% at December 31, 2001 and 9.50% at December 31, 2000). The balance outstanding on this loan was $850,000 at December 31, 2001 and $900,000 at December 31, 2000. The proceeds from this loan were used to purchase shares from the market.

         In 1998, the ESOP borrowed $500,000 from the Company's subsidiary, First C. G. The interest rate on this loan is at the bank's prime rate (an interest rate of 4.75% at December 31, 2001 and 9.50% at December 31, 2000). The balance outstanding on this loan was $240,000 at December 31, 2001 and $305,000 at December 31, 2000.

         These obligations have been recorded as a liability on the books of the Company and are collateralized by stock of the Bank. Interest expense represents the actual interest paid by the ESOP. The interest incurred on ESOP debt was $108,000, $121,000 and $85,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

         Compensation expense related to the ESOP amounted to $255,000, $238,000 and $210,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As provided by SOP 93-6, the ESOP compensation expense includes an amount which is the fair market value of the shares related to the loans that were allocated to the employees during these years. There was no expense related to the release of shares in 2001. The amount related to the release of shares included in compensation expense was a $2,000 credit in 2000 and a $20,000 credit in 1999. The number of shares released was 9,000 in 2001, 6,651 in 2000 and 4,171 in 1999.

         Dividends on unallocated shares used for debt service were $46,000, $41,000 and $45,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The total shares held by the ESOP were 320,461 and 312,024 at December 31, 2001 and 2000, respectively. ESOP shares have been restated to reflect the three 5% stock dividends of June, 2001, 2000 and 1999.

NOTE L - OTHER BENEFIT PLANS

         Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. A participating employee may contribute a maximum of 12% of his or her compensation. The Company will contribute $.50 for each $1.00 up to the first 5% that each employee contributes. Company payments are charged to current operating expenses. These contributions were $101,000, $91,000 and $86,000 in 2001, 2000 and 1999, respectively.

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

         Actuarial present value of benefit obligations is as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                        Officers' Supplemental                          Deferred
                                                           Retirement Plan                           Directors' Plan
                                               -------------------------------------------------------------------------------

At December 31,                                         2001              2000                   2001                    2000
------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                $ 388             $ 227                  $ 443                   $ 468
Service cost                                              57                46                      -                       -
Interest cost                                             39                27                     28                      30
Actual (gain) loss                                       177                88                     (1)                     (2)
Benefits paid                                              -                 -                    (53)                    (53)
                                               --------------   ---------------           ------------            ------------
Benefits obligation at end of year                       661               388                    417                     443
                                               --------------   ---------------           ------------            ------------

Change in plan assets:
Fair value of plan assets at beginning of year             -                 -                      -                       -
Actual return on plan assets                               -                 -                      -                       -
Employer contribution                                      -                 -                     53                      53
Benefits paid                                              -                 -                    (53)                    (53)
                                               --------------   ---------------           ------------            ------------
Fair value of plan assets at end of year                   -                 -                      -                       -

Funded status                                           (661)             (388)                  (417)                   (443)
Unrecognized net transition asset                         (3)               (3)                     -                       -
Unrecognized net actuarial (gain) loss                    16              (161)                    33                      35
Unrecognized prior service cost                            -                 -                      -                       -
Adjustment to recognize
  additional minimum liability                             -                 -                    (33)                    (35)
                                               --------------   ---------------           ------------            ------------
Accrued benefit cost                                  $ (648)           $ (552)                $ (417)                 $ (443)
                                               --------------   ---------------           ------------            ------------

------------------------------------------------------------------------------------------------------------------------------



         The weighted average assumed discount rates used in determining the actuarial present value of the projected benefit obligation were 7.0% in 2001 and 2000 and 6.75% in 1999 for the Officers' Supplemental Retirement Plan, and 7.0% in 2001, 2000 and 1999 for the Deferred Directors' Plan. The weighted average expected long-term rate of return on assets was 9.0% for 2001 and 8.0% for 2000 and 1999 for the Officers' Supplemental Retirement Plan and 9.0% in each of those years for the Deferred Directors' Plan. The weighted average rate of increase in future compensation levels used in determining the actuarial present value for the Officers' Supplemental Retirement Plan was 6.0% in 2001, 2000 and 1999.

         Components of the net periodic benefit costs is as follows for both plans:

-------------------------------------------------------------------------------------------------------
OFFICERS' SUPPLEMENTAL RETIREMENT PLAN

Year Ended December 31,                         2001                      2000                    1999
-------------------------------------------------------------------------------------------------------
Service cost                                    $ 57                      $ 46                    $ 43
Interest cost                                     39                        27                      18
Net amortization and
  deferral of prior service costs                  -                       (12)                    (21)
                                       --------------            --------------            ------------
Net Periodic Benefit Cost                       $ 96                      $ 61                    $ 40

-------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------
DEFERRED DIRECTORS' PLAN

Year Ended December 31,                         2001                      2000                    1999
-------------------------------------------------------------------------------------------------------

Service cost                                     $ -                       $ -                     $ -
Interest cost                                     28                        30                      32
Net amortization and
  deferral of prior service costs                  -                         -                       -
                                       --------------            --------------            ------------
Net Periodic Benefit Cost                       $ 28                      $ 30                    $ 32

-------------------------------------------------------------------------------------------------------

NOTE M - POST-RETIREMENT BENEFIT

         The Company sponsors a post-retirement plan that covers a certain number of retired employees and a limited group of current employees. This plan generally provides medical insurance benefits to a group of previously qualified retirees and spouses and to current full-time employees who were 60 years of age or older on January 1, 1992 and who have retired from the Company after attaining age 65 and are fully vested in the ESOP at the time of retirement. This plan is currently unfunded.

         As permitted by SFAS No. 106, the Company elected to delay the recognition of the transition obligation by aggregating $308,000, which arose from adopting SFAS No. 106, and amortize this amount on a straight-line basis over 20 years. This election is recorded in the financial statements as a component of net periodic post-retirement benefit cost.

         The components of the net periodic post-retirement benefit cost are as follows:


-------------------------------------------------------------------------------------------------------
POST-RETIREMENT PLAN
Year Ended December 31,                         2001                      2000                    1999
-------------------------------------------------------------------------------------------------------
Interest cost                                   $ 11                       $ 9                    $ 11
Amortization of transition
  obligation                                       8                         3                       7
                                       --------------            --------------            ------------

Net Periodic Benefit Cost                       $ 19                      $ 12                    $ 18

-------------------------------------------------------------------------------------------------------

         The assumptions used to develop the net periodic post-retirement benefit cost are as follows:

------------------------------------------------------------------
                            2001               2000          1999
------------------------------------------------------------------

Discount Rate              7.00%              7.00%         6.75%
Medical care cost
  trend rate               8.00%              8.50%         8.50%

------------------------------------------------------------------


         The medical care cost trend rate used in the actuarial computation ultimately is reduced to 8.0% in the year 2001 and 6.0% in 2005 and subsequent years. This was accomplished using 0.5% decrements through the year 2005 and later.

         The table of actuarially computed plan assets and benefit obligations for the Company is presented below.

----------------------------------------------------------------------------------------------
POST-RETIREMENT PLAN                                          2001                       2000
----------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                      $ 128                      $ 174
Service cost                                                     -                          -
Interest cost                                                   11                          8
Actual gain                                                      -                          -
Change due to change in experience                              37                        (40)
Change due to change in assumption                               -                          -
Benefits paid                                                  (18)                       (14)
                                                     --------------            ---------------
Benefits obligation at end of year                             158                        128
                                                     --------------            ---------------

Change in plan assets:
Fair value of plan assets at beginning of year                   -                          -
Actual return on plan assets                                     -                          -
Employer contribution                                            -                          -
Benefits paid                                                    -                          -
                                                     --------------            ---------------
Fair value of plan assets at end of year                         -                          -

Funded status                                                 (158)                      (128)
Unrecognized net transition obligation                         170                        185
Unrecognized net gain                                          (78)                      (122)
                                                     --------------            ---------------
Accrued benefit cost                                         $ (66)                     $ (65)
                                                     --------------            ---------------

----------------------------------------------------------------------------------------------

         The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would have been to increase the net periodic post-retirement benefit cost by $11,000 and the accrued post-retirement benefit cost by $1,000.

         Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $18,000, $13,000 and $16,000 in 2001, 2000 and 1999, respectively. The cost is accrued over the service periods of employees expected to receive benefits.

NOTE N - STOCK OPTIONS

         The Company adopted the "2001 Stock Option Plan" during 2001. Under the 2001 Stock Option Plan, options to acquire shares of common stock may be granted to key employees, officers, directors of the Company and important consultants. The 2001 Stock Option Plan provides for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under this plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year of grant. In 2001, options to purchase 20,832 shares of the Company's common stock at an average price of $16.49 per share were issued to certain officers and directors under this plan. The aggregate number of shares which may be issued under this plan are 315,000 shares of common stock. In January, 2002, options to purchase 122,250 shares of the Company's common stock at an average price of $22.17 per share were issued under the 2001 Stock Option Plan to certain officers and directors.

         The Company adopted a Stock Option Plan in 1996 that was similar to the Stock Option Plan established in 1986. Under the Stock Option Plans, options to acquire shares of common stock may be granted to the officers and key employees. The Stock Option Plans provide for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plans may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from date of grant. In January, 2001, options to purchase 41,479 shares of the Company's common stock at a price of $16.59 per share were issued to certain officers under this plan. As a result of the adoption of the 2001 Stock Option Plan, no new options may be issued under the 1996 Stock Option Plan. There were no options awarded under this plan in 2000. The aggregate number of shares which may be issued under these plans are 346,557 shares of common stock.

         The Non-Employee Directors Stock Option Plan provides for the awarding of stock options to the Company's Directors. Pursuant to this Plan, on May 1, 1994, each non-employee director of the Company was automatically granted an option to purchase 1,407 shares of the Company's common stock at the fair market value of the Company's common stock of $12.09 per share. In addition, on May 1, 1999, the fifth anniversary of the initial option grant, persons who continue to be non-officer directors were each granted additional options to purchase 1,407 shares of the Company's common stock at a price of $19.12. The Plan additionally provides that any non-employee director who is first elected or appointed as a director of the Company or any subsidiary after May 1, 1994, shall, as of that date of such election or appointment, automatically be granted an option to purchase 1,407 shares of the Company's common stock. Such persons who continue to be non-officer directors shall also be granted additional options to purchase 1,407 shares of the Company's common stock on the fifth anniversary of the date they were first elected or appointed to the Board of Directors. There were no options awarded under this plan in 2001. In 2000, options to purchase 2,814 shares of the Company's common stock at a price of $15.65 per share were granted to certain non-employee directors pursuant to the provisions of this plan. The aggregate number of shares which may be issued under the Non-Employee Directors Stock Option Plan is 28,140 shares of common stock.

         Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

------------------------------------------------------------------------------------------------------------
Year Ended December 31,                             2001                       2000                    1999
------------------------------------------------------------------------------------------------------------
Net Income                      As reported       $3,557                     $2,072                  $3,282
                                 Pro forma        $3,433                     $1,937                  $3,194

Basic earnings per share        As reported       $ 1.77                     $ 1.09                  $ 1.75
                                 Pro forma        $ 1.71                     $ 1.01                  $ 1.70

Diluted earnings per share      As reported       $ 1.77                     $ 1.09                  $ 1.74
                                 Pro forma        $ 1.71                     $ 1.01                  $ 1.69

------------------------------------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 4.4%, 2.8% and 2.8%; expected volatility of 26.0%, 27.0% and 39.0%; risk-free interest rates of 5.2%, 6.07% and 6.3%; and
expected lives of 10 years.

         A summary of the 2001 Stock Option Plan as of December 31, 2001 and changes during the year are presented below.

---------------------------------------------------------------------------------------------
2001 EMPLOYEE STOCK OPTION PLAN
Year Ended December 31, 2001
---------------------------------------------------------------------------------------------
                                                                                  Weighted
                                                                                   Average
                                                                                  Exercise
                                                           Shares                   Price
                                                         ------------            ------------
Outstanding at beginning of year                                   -                     $ -
Granted                                                       20,832                   16.49
Exercised                                                          -                       -
Expired                                                            -                       -
                                                         ------------            ------------
Outstanding at end of year                                    20,832                  $16.49
                                                         ============            ============

Options exercisable at year-end                                    -                     $ -
                                                         ============            ============
Weighted average fair value of
  options granted during the year                                                     $ 4.18

---------------------------------------------------------------------------------------------

         The following table summarizes information concerning the 2001 Stock Option Plan at December 31, 2001.

--------------------------------------------------------------------------------------------------------------------------
                               Options outstanding                                              Options exercisable
--------------------------------------------------------------------------            ------------------------------------
                                          Weighted
                                           Average            Weighted                                         Weighted
                                          Remaining            Average                                          Average
  Range of             Number            Contractual          Exercise                    Number               Exercise
Exercise Price        Outstanding        Life (years)           Price                   Exercisable              Price
--------------------------------------------------------------------------            ------------------------------------

$12.18 - $15.22            1,407                 9.6              $ 15.10                       -                 $ -

$15.23 - $18.26           19,425                 9.5              $ 16.59                       -                 $ -
                     ------------                                                     ------------

                          20,832                                                                -
                     ============                                                     ============

--------------------------------------------------------------------------------------------------------------------------

         A summary of the status of the Company's "1996 and 1986" Employee Stock Option Plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

------------------------------------------------------------------------------------------------------------------------------------
1996/1986 EMPLOYEE STOCK OPTION PLANS
Year Ended December 31,                        2001                             2000                              1999
------------------------------------------------------------------------------------------------------------------------------------
                                                    Weighted                          Weighted                          Weighted
                                                     Average                           Average                           Average
                                                    Exercise                          Exercise                          Exercise
                                      Shares          Price            Shares           Price            Shares           Price
                                    ------------   ------------      ------------    ------------      ------------    ------------
Outstanding at beginning of year         64,833         $24.35            64,833          $24.35            66,048          $24.47
Granted                                  41,479          16.59                 -               -                 -               -
Exercised                                (4,692)         12.50                 -               -                 -               -
Expired                                  (9,294)         22.21                 -               -            (1,215)          30.44
                                    ------------   ------------      ------------    ------------      ------------    ------------
Outstanding at end of year               92,326         $21.68            64,833          $24.35            64,833          $24.35
                                    ============   ============      ============    ============      ============    ============

Options exercisable at year-end          47,613         $24.61            42,044          $22.58            27,761          $20.84
                                    ============   ============      ============    ============      ============    ============
Weighted average fair value of
  options granted during the year                       $ 4.18                           $ -                               $ -
                                                   ============                      ============                      ============

-----------------------------------------------------------------------------------------------------------------------------------

         The following table summarizes information concerning the 1996/1986 employee stock option plans outstanding at December 31, 2001:

-------------------------------------------------------------------------------------------------------------------------
                          Options outstanding                                                Options exercisable
-----------------------------------------------------------------------------       -------------------------------------
                                             Weighted
                                              Average          Weighted                                         Weighted
                                             Remaining         Average                                           Average
  Range of            Number                Contractual        Exercise                 Number                  Exercise
Exercise Price       Outstanding            Life (years)         Price                Exercisable                 Price
-----------------------------------------------------------------------------       -------------------------------------
$12.18 - $15.22           1,005                3.0              $ 12.50                   1,005                  $ 12.50

$15.23 - $18.26          41,479                8.4              $ 16.59                   3,150                  $ 16.59

$18.27 - $21.31          19,450                4.1              $ 19.33                  19,450                  $ 19.33

$27.40 - $30.44          30,392                5.1              $ 30.44                  24,008                  $ 30.44
                    ------------                                                    ------------

                         92,326                                                          47,613
                    ============                                                    ============

------------------------------------------------------------------------------------------------------------------------------


A summary of the status of the Company's Non-Employee Directors Stock Option Plan as of December 31, 2001, 2000, and 1999 and changes during the years ending on those dates are presented below.

---------------------------------------------------------------------------------------------------------------------------------
NON-EMPLOYEE DIRECTORS
STOCK OPTION PLAN
Year Ended December 31,                         2001                             2000                            1999
---------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                        Weighted                         Weighted
                                                      Average                         Average                          Average
                                                     Exercise                        Exercise                         Exercise
                                      Shares           Price           Shares          Price           Shares           Price
                                    ------------    ------------     ------------   ------------     ------------    ------------
Outstanding at beginning of year         18,282          $15.77           18,283         $15.77           11,251          $12.30
Granted                                       -               -            2,814          15.65            8,439           19.78
Exercised                                     -               -           (1,407)         12.09           (1,407)          12.09
Expired                                       -               -           (1,408)         19.12                -               -
                                    ------------    ------------     ------------   ------------     ------------    ------------
Outstanding at end of year               18,282          $15.77           18,282         $15.77           18,283          $15.77
                                    ============    ============     ============   ============     ============    ============

Options exercisable at year-end          12,664          $14.65           10,200         $13.68            9,497          $12.26
                                    ============    ============     ============   ============     ============    ============
Weighted average fair value of
  options granted during the year                           $ -                          $ 5.83                           $ 9.28
                                                    ============                    ============                     ============

---------------------------------------------------------------------------------------------------------------------------------



The following table summarizes information concerning non-employee director options outstanding at December 31, 2001.

---------------------------------------------------------------------------------------------------------------------
                          Options outstanding                                            Options exercisable
---------------------------------------------------------------------------     -------------------------------------

                                             Weighted
                                              Average            Weighted                                 Weighted
                                             Remaining           Average                                  Average
  Range of              Number              Contractual          Exercise          Number                 Exercise
Exercise Price       Outstanding            Life (years)          Price          Exercisable               Price
---------------------------------------------------------------------------     -------------------------------------
$11.75 - $15.65           11,259               4.34              $ 13.19           9,149                  $ 12.62

$19.13 - $21.09            7,033               7.38              $ 19.91           3,515                  $ 19.91
                     ------------                                               ---------

                          18,292                                                  12,664
                     ============                                               =========

---------------------------------------------------------------------------------------------------------------------

NOTE O - COMMITMENTS AND CONTINGENCIES

         The Company has non-cancelable operating lease agreements in excess of one year with respect to various buildings and equipment. The minimum annual rental commitments at December 31, 2001 are payable as follows:


                     ----------------------------------
                             Operating Leases
                     ----------------------------------

                     2002                        $ 564
                     2003                          541
                     2004                          530
                     2005                          474
                     2006                          383
                     2007 and beyond               855
                                           ------------

                     Total                      $3,347

                     ----------------------------------


         The total rental expense was $560,000, $479,000 and $397,000 in 2001,
2000 and 1999, respectively.

NOTE P - EARNINGS PER SHARE


-----------------------------------------------------------------------------------------------------
                                                         Income       Average Shares     Per Share
For the Year Ended December 31,                       (numerator)      (denominator)       Amount
                                                     ------------------------------------------------
2001
-----------------------------------------------------
Net Income                                                  $ 3,557

Basic Earnings Per Share
   Income Available to Common Shareholders                  $ 3,557           2,009,353       $ 1.77

Effect of Dilutive Securities
  Stock Options                                                                   5,418
                                                     ------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                         $ 3,557           2,014,771       $ 1.77
                                                     ------------------------------------------------

2000
-----------------------------------------------------
Net Income                                                  $ 2,072

Basic Earnings Per Share
   Income Available to Common Shareholders                  $ 2,072           1,994,687       $ 1.04

Effect of Dilutive Securities
  Stock Options                                                                   2,227
                                                     ------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                         $ 2,072           1,996,914       $ 1.04
                                                     ------------------------------------------------

1999
-----------------------------------------------------
Net Income                                                  $ 3,282

Basic Earnings Per Share
   Income Available to Common Shareholders                  $ 3,282           1,969,086       $ 1.67

Effect of Dilutive Securities
  Stock Options                                                                   3,630        (0.01)
                                                     ------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                         $ 3,282           1,972,716       $ 1.66
                                                     ------------------------------------------------

-----------------------------------------------------------------------------------------------------

         Average common shares outstanding in 2001, 2000 and 1999 do not include 60,611, 57,933 and 62,399, respectively, of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been retroactively restated to reflect the three 5% stock dividends of June, 2001, 2000 and 1999.

         In January 2002, options to purchase 122,250 shares of the Company's common stock at prices ranging from $22.00 per share to $22.45 per share were granted to certain officers and non-employee directors.

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

         The contract or notional amounts as of December 31, 2001 and 2000 are as follows:

Financial instruments whose contract amounts represent credit risk:

---------------------------------------------------------------------
                                    2001                    2000
                                 ------------            ------------

Commitments to extend credit         $35,217                 $31,773
Standby letters of credit             $1,189                  $2,222

---------------------------------------------------------------------


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

         When deemed necessary, collateral held by the Bank for financial instruments varies, but may include personal or commercial real estate, accounts receivable, inventory, equipment, certificates of deposit or marketable securities. The extent of collateral held for any one financial instrument ranges up to 100%. The average collateral held on financial instruments was 67.0% as of December 31, 2001.

         The Bank grants commercial, real estate and installment loans to customers primarily in Northampton, Monroe and Lehigh Counties, Pennsylvania. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of Northampton, Monroe and Lehigh Counties.

         At December 31, 2001, the Bank had residential real estate loans outstanding totaling $112,871,000, which was 50.0% of total loans. The Bank also had real estate related commercial loans outstanding at December 31, 2001 totaling $32,317,000, which was 14.3% of total loans. Loans to various borrowers for land development totaling $2,074,000 are included in the Bank's total real estate commercial loans. These loans represented 64.2% of the total real estate related commercial loans. Loans to individuals for recreational vehicles totaled $31,013,000 at December 31, 2001. This was 13.7% of total loans and 52.4% of the Bank's consumer and installment loans which totaled $59,205,000 at December 31, 2001.

NOTE R - REGULATORY MATTERS

         The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2001, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $2,381,000.

         Restrictions on cash and due from bank accounts are placed upon the banking subsidiary by the Federal Reserve Bank. Certain amounts of reserve balances are required to be on hand or on deposit at the Federal Reserve Bank based upon deposit levels and other factors. The average and year-end amount of the reserve balance for 2001 was approximately $3,364,000 and $977,000, respectively. For 2000, the average reserve balance was $6,706,000 and the year-end amount was $7,421,000.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the allowance for possible loan losses. Management believes that, as of December 31, 2001, the Company and the Bank met all capital adequacy requirements to which they were subject.

         As of December 14, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The following table provides a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated

----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                                                             Required                     To Be Well Capitalized
                                                                         For Capital                   Under Prompt Corrective
                                              Actual                  Adequacy Purposes                   Action Provisions
                                      ------------------------    ----------------------------     -------------------------------
at December 31, 2001                    Amount        Ratio         Amount           Ratio           Amount              Ratio

----------------------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
             Company, (Consolidated)     $ 37,926       15.38%      $ 19,738            8.00%              $ -                  -
             Bank                        $ 32,931       13.50%      $ 19,515            8.00%         $ 24,393             10.00%

Tier I Capital
(To Risk-Weighted Assets)
             Company, (Consolidated)     $ 35,662       14.46%       $ 9,869            4.00%              $ -                  -
             Bank                        $ 30,667       12.58%       $ 9,757            4.00%         $ 14,636              6.00%

Tier I Capital
(To Average Assets, Leverage)
             Company, (Consolidated)     $ 35,662        7.65%      $ 18,661            4.00%              $ -                  -
             Bank                        $ 30,667        6.61%      $ 18,575            4.00%         $ 23,218              5.00%

----------------------------------------------------------------------------------------------------------------------------------

                                                                           Required                     To Be Well Capitalized
                                                                         For Capital                   Under Prompt Corrective
                                              Actual                  Adequacy Purposes                   Action Provisions
                                      ------------------------    ----------------------------     -------------------------------
at December 31, 2000                    Amount        Ratio         Amount           Ratio           Amount              Ratio

----------------------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
             Company, (Consolidated)     $ 35,733       15.16%      $ 18,862            8.00%              $ -                  -
             Bank                        $ 31,161       13.03%      $ 19,127            8.00%         $ 23,909             10.00%

Tier I Capital
(To Risk-Weighted Assets)
             Company, (Consolidated)     $ 33,313       14.13%       $ 9,431            4.00%              $ -                  -
             Bank                        $ 28,750       12.02%       $ 9,564            4.00%         $ 14,345              6.00%

Tier I Capital
(To Average Assets, Leverage)
             Company, (Consolidated)     $ 33,313        8.00%      $ 16,654            4.00%              $ -                  -
             Bank                        $ 28,750        6.95%      $ 16,557            4.00%         $ 20,697              5.00%

----------------------------------------------------------------------------------------------------------------------------------

NOTE S - EQUITY TRANSACTIONS

         The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on June 22, 2001 to all shareholders of record at the close of business on June 4, 2001. On June 22, 2000, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on June 2, 2000. The Company also paid a 5% stock dividend on June 24, 1999 to shareholders of record on June 4, 1999. Fractional shares on these stock dividends were paid in cash. The number of shares and earnings per share as stated in the following discussion of the shares issued under the Dividend Reinvestment and Stock Purchase Plan have been restated to reflect these 5% stock dividends.

         The Dividend Reinvestment and Stock Purchase Plan provides the holders of common stock with a method to invest their cash dividends and voluntary cash payments of not less than $100 or more than $1,000 per quarter in additional shares of the Company's common stock. Under this plan, shares are sold, in general, at a discounted price of 5% below the average of the high bid and asked price for the Company's common stock on the trading day immediately preceding the investment date. In 2001, 20,426 common new shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $16.04 per share for total proceeds of $328,000. In 2000, 22,728 common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $13.77 for proceeds of $313,000.

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

         Fair values have been estimated using data which management considered the best available, as generally provided in the Company's FRY-9C Regulatory Reports, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies and resulting fair values, and recorded carrying amounts at December 31, 2001 and 2000 were as follows.

         Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices.

----------------------------------------------------------------------------------------
                                  2001                                   2000
                        Estimated     Carrying                Estimated     Carrying
                       Fair Value      Amount                 Fair Value     Amount
                      ---------------------------            ---------------------------
Cash and
   cash
   equivalents              $17,270      $17,270                  $17,738       $17,738
Investment
   securities               204,462      204,306                  183,935       184,001

         Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand).

----------------------------------------------------------------------------------------
                                  2001                                   2000
                        Estimated     Carrying                Estimated     Carrying
                       Fair Value      Amount                 Fair Value     Amount
                      ---------------------------            ---------------------------
Assets:
   Interest-bearing
     deposits with
     banks                    $ 919        $ 919                     $ 95          $ 95
   Mortgage loans
     held-for-sale            3,808        3,808                        -             -
Liabilities:
   Deposits
     with stated
     maturities             176,539      172,368                  173,828       173,220
   Deposits with
     no stated
     maturities             184,473      207,518                  139,252       179,971
   Securities
     sold under
     agreements to
     repurchase               8,380        8,380                    7,215         7,215
   Short-term debt                -            -                    5,695         5,695
   Long-term debt            41,148       34,804                   34,068        34,000



         The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the approximate current market rates adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.

----------------------------------------------------------------------------------------
                                  2001                                   2000
                        Estimated     Carrying                Estimated     Carrying
                       Fair Value      Amount                 Fair Value     Amount
                      ---------------------------            ---------------------------
Total loans                $229,673     $225,757                 $233,994      $226,944


         The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated costs to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and fair value of letters of credit are considered immaterial.

         The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107

NOTE U - QUARTERLY FINANCIAL DATA (Unaudited)

         The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to reflect retroactively the 5% stock dividends of June, 2001, June, 2000 and June, 1999.

--------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in Thousands) except per share data                      Three Months Ended

--------------------------------------------------------------------------------------------------------
             2001                                Dec. 31        Sept. 30       June 30       March 31
--------------------------------------------------------------------------------------------------------
Interest Income                                     $7,216          $7,460        $7,724         $7,635
Net interest income                                  3,998           3,961         4,179          3,928
Provision for possible loan losses                     125             125           230            100
Net gain on sale of securities and mortgages           656             291           191            137
Income before income taxes                           1,098           1,158         1,126            983
Net income                                           $ 903           $ 937         $ 912          $ 805
Basic net income per share                          $ 0.45          $ 0.46        $ 0.45         $ 0.41
Diluted net income per share                        $ 0.44          $ 0.46        $ 0.45         $ 0.41

--------------------------------------------------------------------------------------------------------
             2000                                Dec. 31        Sept. 30       June 30       March 31
--------------------------------------------------------------------------------------------------------

Interest Income                                     $7,791          $7,471        $7,169         $6,856
Net interest income                                  3,946           3,851         3,837          3,706
Provision for possible loan losses                     125             125           125              -
Net gain on sale of securities and mortgages            20              56           110             47
Income (loss) before income taxes                     (150)            724           744          1,024
Net income                                            $ 54           $ 603         $ 619          $ 796
Basic net income per share                          $ 0.02          $ 0.31        $ 0.31         $ 0.40
Diluted net income per share                        $ 0.02          $ 0.31        $ 0.31         $ 0.40

--------------------------------------------------------------------------------------------------------

NOTE V  -  FIRST COLONIAL GROUP, INC.
(PARENT COMPANY ONLY)

-----------------------------------------------------------------------------
CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------
December 31,                                    2001                    2000
-----------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                       $ 17                    $ 31
  Interest-Bearing Deposits
    with Banks                                   851                     609
  Loan to Banking Subsidiary                   1,000                   1,000
  Investment in Banking
    Subsidiary                                30,264                  28,937
  Investment in Other
    Subsidiary                                 4,411                   4,343
  Other Assets                                    34                      20
                                         ------------            ------------
    TOTAL ASSETS                             $36,577                 $34,940

LIABILITIES
  Long-Term Debt                              $1,235                  $1,377
  Other Liabilities                               16                      42
                                         ------------            ------------
    TOTAL LIABILITIES                          1,251                   1,419
SHAREHOLDERS' EQUITY                          35,326                  33,521
                                         ------------            ------------
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $36,577                 $34,940

------------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF INCOME
------------------------------------------------------------------------------------------------
For the Year Ended December 31,            2001                    2000                    1999
------------------------------------------------------------------------------------------------
INCOME
  Dividends from Subsidiaries            $1,489                  $1,405                  $1,321
  Interest on Loan
    to Subsidiary                            74                      97                      85
  Interest on Deposits
    with Banks                               19                      13                       6
                                    ------------            ------------            ------------

      TOTAL INCOME                        1,582                   1,515                   1,412
                                    ------------            ------------            ------------

EXPENSES
  Interest on Long-Term Debt                 94                     121                     105
  Other Expenses                             87                      39                      81
                                    ------------            ------------            ------------
     TOTAL EXPENSES                         181                     160                     186
                                    ------------            ------------            ------------

Income Before Taxes and
  Equity in Undistributed Net
  Earnings of Subsidiaries                1,401                   1,355                   1,226
Federal Income Tax (Credit)                 (30)                    (17)                    (32)
                                    ------------            ------------            ------------
Income Before Equity in
  Undistributed Net Earnings
  of Subsidiaries                         1,431                   1,372                   1,258
Equity in Undistributed Net
  Earnings of Subsidiaries                2,126                     700                   2,024
                                    ------------            ------------            ------------
  NET INCOME                             $3,557                  $2,072                  $3,282

------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------
For the Year Ended December 31,                         2001                    2000                    1999
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                          $3,557                  $2,072                  $3,282
  Adjustments to Reconcile
    Net Income to Net Cash
    Provided by Operating
      Activities:
 Distribution in Excess
      of Undistributed Net
      Earnings of Subsidiaries                        (2,125)                   (687)                 (2,005)
Changes in Assets and
  Liabilities:
  Increase in
    Interest-Bearing Deposits
    with Banks                                          (242)                   (240)                   (239)
  (Increase) Decrease in
    Other Assets                                         (14)                     15                     (22)
  Increase (Decrease) in
    Other Liabilities                                    (27)                    (48)                      1
                                                 ------------            ------------            ------------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                 1,149                   1,112                   1,017
                                                 ------------            ------------            ------------

FINANCING ACTIVITIES
  Net (Decrease) Increase in Long-Term Debt             (142)                     57                     885
  Net Decrease (Increase) in ESOP Debt                   142                     (57)                   (885)
  Purchase of Treasury Stock                             (59)                      -                       -
  Proceeds from Issuance
    of Common Stock                                      387                     313                     302
  Cash Dividends Paid                                 (1,489)                 (1,406)                 (1,321)
  Cash Paid in Lieu of
    Fractional Shares                                     (2)                     (2)                     (4)
                                                 ------------            ------------            ------------

NET CASH USED IN
  FINANCING ACTIVITIES                                (1,163)                 (1,095)                 (1,023)
                                                 ------------            ------------            ------------

Increase (Decrease) in Cash
  and Cash Equivalents                                   (14)                     17                      (6)
Cash and Cash Equivalents,
  January 1,                                              31                      14                      20
                                                 ------------            ------------            ------------
Cash and Cash Equivalents,
  December 31,                                          $ 17                    $ 31                    $ 14
-------------------------------------------------------------------------------------------------------------


                              INVESTOR INFORMATION


First Colonial Group, Inc.
76 South Main Street
Nazareth, PA   18064

ANNUAL SHAREHOLDERS' MEETING

         The annual shareholders' meeting will be held on Thursday, May 2, 2002 at 9 a.m. at the Bethlehem Holiday Inn, Routes 22 and 512, Bethlehem, Pennsylvania 18017.

REGISTRAR AND TRANSFER AGENT

         The registrar and transfer agent is Registrar and Transfer Company. Shareholders seeking assistance with stock registration, lost stock certificates or dividend information should contact:

                  Registrar and Transfer Company
                  10 Commerce Drive
                  Cranford, NJ   07016-3572
                  800-368-5948

STOCK INFORMATION

         First Colonial Group, Inc. common stock trades on the Nasdaq Stock Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 2001, there were 682 shareholders of record.

         The declaration and payment of dividends is at the sole discretion of the Board of Directors, and the amount depends upon the earnings, financial condition, and capital needs of the Company and the Bank and certain other factors including restrictions arising from Federal banking laws and regulations.

         The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price in December, 2001 was $22.45 and in December, 2000 was $12.86. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of June, 2001 and June, 2000.

-------------------------------------------------------------------------
                                                  Cash Dividends
                  High        Low                    Declared
-------------------------------------------------------------------------
2000
First Quarter     $17.80      $13.38                 $0.1724
Second Quarter     15.55       11.67                  0.1724
Third Quarter      16.19       11.43                  0.1810
Fourth Quarter     15.71       12.14                  0.1810
                                                 ------------
                       TOTAL                         $0.7068

-------------------------------------------------------------------------

2001
First Quarter     $15.83      $12.85                 $0.1810
Second Quarter     16.35       14.04                  0.1810
Third Quarter      20.25       14.85                  0.1900
Fourth Quarter     24.95       17.60                  0.1900
                                                 ------------
                       TOTAL                         $0.7420

-------------------------------------------------------------------------




DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

         Shareholders may participate in the Dividend Reinvestment and Stock Purchase Plan. The plan provides that additional shares of common stock may be purchased with reinvested cash dividends and with voluntary cash payments at a 5% discount from market. A description of the plan and additional information may be obtained by writing to:

                  Registrar and Transfer Company
                  10 Commerce Drive
                  Cranford, NJ   07016-3572

INVESTMENT CONSIDERATIONS

         In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the information contained in this Annual Report and certain investment considerations and other information described in the Company's Form 10-K for the year ended December 31, 2001.

FORM 10-K

         Shareholders, analysts and others seeking a copy of Form 10-K without charge (except for exhibits) or additional financial information about First Colonial Group, Inc. should send a written request to:

                  Reid L. Heeren, Vice President
                  First Colonial Group, Inc.
                  76 South Main Street
                  Nazareth, PA   18064

MARKET MAKERS

         The following investment brokerage houses currently make a market in First Colonial Group, Inc. common stock: Ferris, Baker, Watts, Inc.; First Tennessee Securities Corp.; Island ECN; Knight Secs LP; F. J. Morrissey & Co., Inc.; Ryan, Beck & Co.; and Spear Leeds & Kellogg Capital Markets.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

                  None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The information contained under the captions "Election Of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's 2001 Proxy Statement and "Executive Officers of the Registrant" in
Item 4.1 of this Form 10-K is incorporated herein by reference therefrom.

Item 11.  Executive Compensation
--------  ----------------------

         The information contained under the caption "Executive Compensation" in the Company's 2001 Proxy Statement is incorporated herein by reference therefrom.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         The information contained under the caption "Voting Securities and Principal Holders Thereof" in the Company's 2001 Proxy Statement is incorporated herein by reference therefrom.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information contained under the caption "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement is incorporated herein by reference therefrom.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

     (a)  Documents Filed as Part of this Report:

     1. Financial Statements: The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants thereon, as listed below, have been filed under "Item 8, Financial Statements and Supplementary Data".

               Report of Independent Certified Public Accountants

               Consolidated Balance Sheets for the Years Ended 12/31/01 and 12/31/00

               Consolidated Statements of Income and Comprehensive Income for the Years Ended 12/31/01, 12/31/00 and 12/31/99

               Consolidated Statement of Changes in Shareholders' Equity for the Years Ended 12/31/01, 12/31/00 and 12/31/99

               Consolidated Statements of Cash Flows for the Years Ended 12/31/01, 12/31/00 and 12/31/99

               Notes to Consolidated Financial Statements

     2.   Exhibits:


             Number          Title                                              Page No.
             ------          -----                                              --------

          3.1 (7) (18)  Restated Articles of Incorporation of the Company, as
                        amended.

               3.2 (7)  Bylaws of the Company, as amended.

               4.1 (1)  Specimen Common Stock Certificate of the Company.

            * 10.1 (1)  Deferred Compensation Plan for Directors.

         * 10.1.1 (18)  2001 Stock Option Plan

           * 10.2 (18)  Retirement Agreement with S. Eric Beattie

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

            * 10.6 (3)  First Colonial Group, Inc. Stock Option Plan.

                  10.7  Intentionally Omitted

            * 10.8 (8)  Restated Optional Deferred Salary Plan (401(k)).

           * 10.9 (10)  1994 Stock Option Plan for Non-Employee Directors, as
                        amended

           *10.10 (17)  Severance Agreement dated January 1, 2001 by and between the Bank and S. Eric Beattie

           *10.11 (17)  Severance Agreement dated January 1, 2001 by and between the Bank and Reid L. Heeren

            *10.12 (9)  Severance agreement dated July 19, 1994 by and between the Bank and Arthur Williams


             Number          Title                                              Page No.
             ------          -----                                              --------

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

           *10.14 (10)  Amendment No. 1 dated September 27, 1994 to the Bank's
                        Employee Stock Ownership Plan

           *10.15 (10)  Amendment No. 1 dated September 22, 1994 to the Optional
                        Deferred Salary Plan (401K)

           *10.16 (11)  Amendment Number 1 to the 1994 Stock Option Plan for
                        Non-Employee Directors

           *10.17 (11)  1996 Employee Stock Option Plan

           *10.18 (17)  Severance Agreement dated January 1, 2001 by and between the Board and Tomas J. Bamberger

            10.19 (14)  Loan Agreement dated April 22, 1998 by and between First
                        C. G. Company and the Employee Stock Ownership Plan

           *10.20 (17)  Severance Agreement dated January 1, 2001 by and between the Board and Robert McGovern

            10.21 (16)  Loan Agreement dated February 8, 1999 by and between
                        First C. G. Company and the Employee Stock Ownership
                        Plan

            10.22 (17)  Loan Agreement dated October 19, 2000 by and between
                        First C. G. Company and the Employee Stock Ownership
                        Plan

            10.23 (17)  Loan Agreement dated December 22, 2000 by and between
                        First C. G. Company and the Employee Stock Ownership
                        Plan

           *10.24 (19)  Severance Agreement dated August 16, 2001 by and between the Board and David W. Hughes

                *10.25 Agreement dated December 27, 2001 by and between the Board and Scott V. Fainor

              21.1 (3)  Subsidiaries of the Company.


             Number          Title                                              Page No.
             ------          -----                                              --------

                  23.1  Consent of Accountants.

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

              (13) Incorporated by reference by the Company's Annual Report on Form 10-KSB (File No. 0-11526) for the fiscal year ended December 31, 1997.

              (14) Incorporated by reference by the Company's Annual Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 1998.

              (15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-11526) for the quarter ended June 30, 1999.

              (16) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 1999.

              (17) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 2000.

              (18) Incorporated by reference from the Company's Quarterly Report on Form 10-Q on Form 10-Q (File No. 0-11526) for the quarter ended June 30, 2001.

              (19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-11526) for the quarter ended September 30, 2001.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST COLONIAL GROUP, INC.

Dated:  March 29, 2002                       By:  /s/  Scott V. Fainor
                                                  ------------------------------
                                                  SCOTT V. FAINOR, President and
                                                  Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 29, 2002.


By:       /s/ Richard Stevens, III
          -----------------------------------------------------------
          RICHARD STEVENS, III
          Chairman of the Board
          and Director
          March 29, 2002

By:       /s/  Scott V. Fainor
          -----------------------------------------------------------
          SCOTT V. FAINOR
          President, Chief Executive Officer
          and Director (Principal Executive Officer)
          March 29, 2002

By:       /s/  Reid L. Heeren
          -----------------------------------------------------------
          REID L. HEEREN
          Executive Vice President and Treasurer
          (Principal Financial Officer and
          Principal Accounting Officer)
          March 29, 2002

By:       /s/  Robert J. Bergren
          -----------------------------------------------------------
          ROBERT J. BERGREN
          Director
          March 29, 2002

By:       /s/ Christian F. Martin, IV
          -----------------------------------------------------------
          CHRISTIAN F. MARTIN, IV
          Director
          March 29, 2002

By:       /s/  Gordon B. Mowrer
          -----------------------------------------------------------
          GORDON B. MOWRER
          Director
          March 29, 2002

By:       /s/ Daniel B. Mulholland
          -----------------------------------------------------------
          DANIEL B. MULHOLLAND
          Director
          March 29, 2002

By:       /s/ Charles J. Peischl
          -----------------------------------------------------------
          CHARLES J. PEISCHL, ESQUIRE
          Director
          March 29, 2002

By:       /s/ John H. Ruhle, Jr.
          -----------------------------------------------------------
          JOHN H. RUHLE, JR.
          Director
          March 29, 2002

By:       /s/ Maria Zumas Thulin
          -----------------------------------------------------------
          MARIA Z. THULIN
          Director
          March 29, 2002