Form 10-Q
period 2002-03-31
FIRST COLONIAL GROUP INC
filed 2002-05-09
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
                                   (Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      PENNSYLVANIA                                         23-2228154
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    76 S. MAIN ST., NAZARETH, PA                                  18064
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-746-7300

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                         YES  X          NO _____
                             ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 2,100,060 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON MARCH 31, 2002.

                      FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES



                                         INDEX


PART 1  -  FINANCIAL INFORMATION                                             PAGE NO.

     ITEM 1  -       Financial Statements

         Consolidated Balance Sheet                                             2
         Consoliated Statement of Income                                        3
         Consolidated Statement of Changes in Shareholders' Equity              4
         Consolidated Statement of Cash Flows                                   5
         Notes to Consolidated Financial Statements                             6

     ITEM 2 -        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations              8


     ITEM 3  -       Quantitative and Qualitative Discussion About
                     Market Risk                                                23


PART 11  -  OTHER INFORMATION

     ITEM 1  -       Legal Proceedings                                          24

     ITEM 2  -       Changes in Securities and Use of Proceeds                  24

     ITEM 3  -       Defaults Upon Senior Securities                            24

     ITEM 4  -       Submission of Matters to a Vote of Security Holders        24

     ITEM 5  -       Other Information                                          24

     ITEM 6  -       Exhibits and Reports on Form 8-K                           24


SIGNATURES                                                                      25


PART 1.  FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                             (Dollars in Thousands)
                                                   (Unaudited)

                                                                                  March 31              Dec. 31
                                                                                    2002                 2001
                                                                           ------------------    ----------------
ASSETS
  Total Cash and Cash Equivalents                                                   $ 17,606            $ 17,270
  Interest-Bearing Deposits With Banks                                                19,401                 919
  Investment Securities Held-to-Maturity
    (Fair Value: March 31, 2002 $34,581,
     Dec. 31, 2001 - $23,160)                                                         34,452              23,004
  Securities Available-for-Sale at Fair Value                                        167,669             181,302
  Mortgage Loans Held-for-Sale                                                         4,436               3,808
  Total Loans, Net of Unearned Discount                                              231,173             225,757
  LESS:  Allowance for Possible Loan Losses                                           (2,350)             (2,264)
                                                                           ------------------    ----------------
  Net Loans                                                                          228,823             223,493
  Premises and Equipment, Net                                                          6,339               6,562
  Accrued Interest Income                                                              2,996               2,888
  Other Real Estate Owned                                                                 74                  93
  Other Assets                                                                         6,892               5,805
                                                                           ------------------    ----------------
    TOTAL ASSETS                                                                   $ 488,688           $ 465,144
                                                                           ------------------    ----------------

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                                                   $ 57,023            $ 57,931
    Interest-Bearing Deposits                                                        343,152             321,955
                                                                           ------------------    ----------------
      Total Deposits                                                                 400,175             379,886
  Securities Sold Under Agreements to Repurchase                                      11,779               8,380
  Long-Term Debt                                                                      34,892              34,804
  Accrued Interest Payable                                                             3,868               3,949
  Other Liabilities                                                                    2,891               2,799
                                                                           ------------------    ----------------
    TOTAL LIABILITIES                                                                453,605             429,818

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued                                               -                   -
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued  - 2,100,060 shares at Mar. 31, 2002
    and 2,085,778 shares at Dec. 31, 2001                                             10,524              10,429
  Additional Paid in Capital                                                          18,588              18,304
  Retained Earnings                                                                    9,004               8,581
  Less:  Treasury stock at cost: 4,777 shares at Mar. 31, 2002
    and 2,463 shares at Dec. 31, 2001                                                   (120)                (59)
 Deferred Stock Compensation: 10,000 shares at Mar.31,2002
    and none at Dec. 31, 2001                                                           (220)                  -
  Employee Stock Ownership Plan Debt                                                  (1,235)             (1,235)
  Accumulated Other Comprehensive Loss                                                (1,458)               (694)
                                                                           ------------------    ----------------

Total Shareholders' Equity                                                            35,083              35,326
                                                                           ------------------    ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 488,688           $ 465,144
                                                                           ------------------    ----------------


See accompanying notes to interim consolidated financial statements.

                             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                        (Dollars in Thousands)
                                             (Unaudited)

                                                                       Three Months Ended
                                                                Mar. 31                 Mar. 31
                                                                  2002                   2001
                                                             ---------------        ----------------
INTEREST INCOME:
   Interest and Fees on Loans                                       $ 4,264                 $ 4,735
   Investment Securities Income
     Taxable                                                          2,368                   2,472
     Tax-Exempt                                                         438                     405
   Interest on Deposits with Banks and
     Federal Funds Sold                                                  40                      23
                                                             ---------------        ----------------
        Total Interest Income                                         7,110                   7,635
                                                             ---------------        ----------------
INTEREST EXPENSE:
   Interest on Deposits                                               2,479                   3,044
   Interest on Short-Term Debt                                           58                     149
   Interest on Long-Term Debt                                           498                     514
                                                             ---------------        ----------------
        Total Interest Expense                                        3,035                   3,707
                                                             ---------------        ----------------
NET INTEREST INCOME:                                                  4,075                   3,928
   Provision for Possible Loan Losses                                   400                     100
                                                             ---------------        ----------------
     Net Interest Income After Provision
        For Possible Loan Losses                                      3,675                   3,828
                                                             ---------------        ----------------
OTHER INCOME:
   Trust Revenue                                                        284                     341
   Service Charges on Deposit Accounts                                  599                     516
   Investment Securities Gains, Net                                     369                     137
   Gains on the Sale of Mortgage Loans                                   76                       -
   Other Operating Income                                               229                     179
                                                             ---------------        ----------------
        Total Other Income                                            1,557                   1,173
                                                             ---------------        ----------------
OTHER EXPENSES:
   Salaries and Employee Benefits                                     2,047                   1,821
   Net Occupancy and Equipment Expense                                  666                     628
   Other Operating Expenses                                           1,565                   1,569
                                                             ---------------        ----------------
        Total Other Expenses                                          4,278                   4,018
                                                             ---------------        ----------------

Income Before Income Taxes                                              954                     983
Provision for Income Taxes                                              143                     178
                                                             ---------------        ----------------

NET INCOME                                                            $ 811                   $ 805
                                                             ===============        ================
Per Share Data
     Basic Net Income                                                $ 0.40                  $ 0.40
                                                             ===============        ----------------
     Diluted Net Income                                              $ 0.39                  $ 0.40
                                                             ===============        ----------------
     Cash Dividends                                                  $ 0.19                  $ 0.18
                                                             ===============        ================

See accompanying notes to interim financial statements.



FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands), (Unaudited)
                                                                      Additional                      Deferred
                                                          Common        Paid-In       Retained          Stock
For the Three Months Ended March 31, 2002                 Stock         Capital       Earnings      Compensation
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                               $ 10,429       $ 18,304       $ 8,581            $ -

Comprehensive Income
   Net Income                                                                                811
   Change in Unrealized Securities Gains, Net

Total Comprehensive Income
Deferred Stock Compensation Issued (10,000 shares)               50            170                         (220)
Purchase of Treasury Stock (5,850 shares)
Sale of Treasury Stock under
   Dividend Reinvestment Plan (3,534 shares)                                    (5)
Sale of Common Stock under
   Stock Option Plans (9,061 shares)                             45            119
Cash Dividends Paid                                                                         (388)
                                                       ------------- -------------- ------------- --------------
Balance at March 31, 2002                                  $ 10,524       $ 18,588       $ 9,004         $ (220)

-----------------------------------------------------------------------------------------------------------------





-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands), (Unaudited)                                                 Accumulated
                                                                                       Other
                                                        Treasury       ESOP        Comprehensive
For the Three Months Ended March 31, 2002                Stock         Debt            Income            Total
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                $ (59)     $ (1,235)            $ (694)       $ 35,326

Comprehensive Income
   Net Income                                                                                                  811
   Change in Unrealized Securities Gains, Net                                                 (764)           (764)
                                                                                                     --------------
Total Comprehensive Income                                                                                      47
Deferred Stock Compensation Issued (10,000 shares)                                                               -
Purchase of Treasury Stock (5,850 shares)                    (146)                                            (146)
Sale of Treasury Stock under                                                                                     -
   Dividend Reinvestment Plan (3,534 shares)                   85                                               80
Sale of Common Stock under                                                                                       -
   Stock Option Plans (9,061 shares)                                                                           164
Cash Dividends Paid                                                                                           (388)
                                                       ----------- -------------  -----------------  --------------
Balance at March 31, 2002                                  $ (120)     $ (1,235)          $ (1,458)       $ 35,083

-------------------------------------------------------------------------------------------------------------------





See accompanying notes to interim consolidated financial statements.

                                    FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                 Three Months Ended
OPERATING ACTIVITIES                                                     March 31, 2002           March 31, 2001
                                                                     --------------------     --------------------
Net Income                                                                         $ 811                    $ 805
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Provision for Possible Loan Losses                                             400                      100
      Depreciation and Amortization                                                  352                      287
      Amortization of Security Discounts                                             (69)                    (158)
      Amortization of Security Premiums                                              206                       62
      Amortization of Deferred Fees on Loans                                          58                      152
      Gain on Sale of Other Real Estate Owned                                         (6)                     (39)
      Mortgage Loans Originated for Sale                                          (4,889)                  (1,305)
      Mortgage Loan Sales                                                          9,672                        -
      Gain on Sale of Mortgage Loans                                                 (76)                       -
      Investment Securiites Gains, Net                                              (369)                    (137)
    Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Income                                (108)                     590
      Decrease in Accrued Interest Payable                                           (81)                    (509)
      Increase in Other Assets                                                      (792)                  (2,449)
      Increase in Other Liabilities                                                   82                      160
                                                                     --------------------     --------------------
Net Cash Provided By (Used In) Operating Activities:                               5,191                   (2,441)
                                                                     --------------------     --------------------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale                         15,464                   22,682
Proceeds from Maturities of Securities Held-to-Maturity                            4,491                      302
Proceeds from Sales of Securities Available-for-Sale                              28,053                      587
Purchase of Securities Available-for-Sale                                        (30,789)                 (18,263)
Purchase of Securities Held-to-Maturity                                          (15,959)                  (2,440)
Net (Increase) Decrease in Interest Bearing Deposits With Banks                  (18,482)                      55
Net Increase in Loans                                                            (11,196)                  (4,853)
Purchase of Premises and Equipment, Net                                              (21)                     (75)
Proceeds from Sale of Other Real Estate Owned                                         98                      364
                                                                     --------------------     --------------------
Net Cash Used In Investing Activities                                            (28,341)                  (1,641)
                                                                     --------------------     --------------------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest
  Bearing Demand Deposits and Savings Accounts                                    24,813                    1,856
Net Decrease in Certificates of Deposit                                           (4,524)                  (7,230)
Net Decrease in Short-Term Debt                                                        -                   (1,395)
Net Increase in Repurchase Agreements                                              3,399                    7,784
Net Increase in Long-Term Debt                                                        88                        -
Proceeds from Issuance of Common Stock                                               164                       75
Proceeds from the Sale of Treasury Stock                                              80                        -
Purchase of Treasury Stock                                                          (146)                       -
Cash Dividends Paid                                                                 (388)                    (361)
                                                                     --------------------     --------------------

Net Cash Provided by Financing Activities                                         23,486                      729
                                                                     --------------------     --------------------

Increase (Decrease) in Cash and Cash Equivalents                                     336                   (3,353)
Cash and Cash Equivalents, January 1,                                             17,270                   17,738
                                                                     --------------------     --------------------
Cash and Cash Equivalents, March 31,                                            $ 17,606                 $ 14,385
                                                                     ====================     ====================

See accompaning notes to interim consolidated financial statements.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE A  -  GENERAL

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report for the year ended December 31, 2001.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has two wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897 and First C. G. Company, Inc. founded in 1986.

NOTE C  -  CASH  AND STOCK DIVIDENDS

On February 15, 2002, the Company paid its 2002 first quarter dividend on its common stock of $.19 per share to shareholders of record on February 1, 2002.

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

NOTE D -  EARNINGS PER SHARE

The Company calculates earning per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". Basic and diluted earnings per share were calculated as follows:

For the Three Months Ended March 31,                                                  Average
                                                                Income                 Shares                    Per Share
                                                               (numerator)         (denominator)                 Amount
                                                         ------------------------------------------------------------------
2002
---------------------------------------------------------
Net Income                                                     $ 811

Basic Earnings Per Share
   Income Available to Common Shareholders                     $ 811                     2,042,431                  $ 0.40

Effect of Dilutive Securities
   Stock Options                                                                            32,002
                                                         ------------------------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                            $ 811                     2,074,433                  $ 0.39
                                                         ------------------------------------------------------------------

2001
---------------------------------------------------------

Net Income                                                     $ 805

Basic Earnings Per Share
   Income Available to Common Shareholders                     $ 805                     1,997,873                  $ 0.40

Effect of Dilutive Securities
   Stock Options                                                                             2,013
                                                         ------------------------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                            $ 805                     1,999,886                  $ 0.40
                                                         ------------------------------------------------------------------


ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 2002.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3 - Quantitative and Qualitative Discussion About Market Risk", statements as to litigation and the amount of reserves, statements as to trends, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, changes in accounting standards and policies and results of litigation. These and other risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto) as described below.

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

Results of Operations

Basic earnings per share for the three months ended March 31, 2002 were $0.40 as compared to $0.40 for the corresponding period in 2001. Diluted earnings per share for the first quarter were $0.39 and $0.40 in 2002 and 2001, respectively. Average basic shares outstanding during this three month period were 2,042,431 in 2002 and 1,997,873 in 2001. Average diluted shares outstanding were 2,074,433 for the first quarter of 2002 and 1,999,886 for the first quarter of 2001. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on June 22, 2001. (see Note D)

The net income for the three months ended March 31, 2002 was $811,000 compared to $805,000 for the same period in 2001. This was an increase of $6,000 or 0.7%. The earnings increase was attributable in part to an increase in net interest income of $147,000 or 3.7% (see discussion on Net Interest Income), a $76,000 or 7.3% increase in other income exclusive of gains on the sale of available-for-sale securities and the gains on the sale of mortgage loans held-for-sale. Also contributing to higher earnings was a $232,000 increase in the gains on the sale of available-for-sale securities, a $76,000 increase in the gains on the sale of mortgage loans and a decrease in Federal income taxes of $35,000. These were offset in part by a $300,000 increase in the provision for possible loan losses (see discussion on Allowance and Provision for Possible Loan Losses) and an increase of $260,000 or 6.5% in total other expenses.

Net Interest Income

         Net interest income amounted to $4,075,000 for the three months ended March 31, 2002 compared to $3,928,000 for the three months ended March 31, 2001, an increase of $147,000 or 3.7%. This increase was primarily the result of decreases in interest earned on loans and investments being less than the decreases in interest paid on deposits and debt. The total interest income earned on loans and investments amounted to $7,110,000 for the first quarter of 2002, a decrease of $525,000 or 6.9% from the $7,635,000 earned in the same period in 2001. The total interest expense paid on deposits and debt was $3,035,000 and $3,707,000 for the three month period ended March 31, 2002 and 2001, respectively. This was a decrease in first quarter of 2002 from 2001 of $672,000 or 18.1%. The decrease in interest income and interest expense are primarily the result of declining interest rates.

The fully taxable-equivalent net interest income was $4,313,000 for the first three months of 2002, compared to $4,152,000 for the same period in 2001, a 3.9% or $161,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $525,000 increase related to volume partially reduced by a $364,000 decrease due to lower interest rates.

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the three months ended March 31, 2002 as compared to the same period in 2001, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

The following table sets forth a "Rate/Volume Analysis" for the three months ended March 31, 2002. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                                               RATE / VOLUME ANALYSIS
                                               (Dollars in Thousands)
                                                     (Unaudited)

                                                                               Three Months Ended
                                                                                 March 31, 2002
                                                                                 Over / (Under)
                                                                                 March 31, 2001

                                                                  CHANGE DUE TO:
                                                                     TOTAL             RATE             VOLUME
                                                                 --------------------------------------------------
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks                                      $ 20            $ (107)            $ 127
Federal Funds Sold                                                          (3)               (2)               (1)
Investment Securities                                                      (55)             (473)              418
Loans                                                                     (473)             (525)               52
                                                                 --------------    --------------    --------------
Total Interest Income                                                   $ (511)          $(1,107)            $ 596
                                                                 --------------    --------------    --------------

INTEREST EXPENSE
Demand Deposits, Money Market, Savings & Clubs                            $ 31            $ (107)            $ 138
Time Deposits and CD's over $100,000                                      (596)             (570)              (26)
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase                                     (43)              (37)               (6)
Short-Term Debt                                                            (48)                -               (48)
Long-Term Debt                                                             (16)              (29)               13
                                                                 --------------    --------------    --------------
Total Interest Expense                                                    (672)             (743)               71
                                                                 --------------    --------------    --------------

Net Increase in Interest Income                                          $ 161            $ (364)            $ 525


Total taxable-equivalent interest income for the three months ended March 31, 2002 decreased by $511,000 or 6.5% compared to the same period in 2001, primarily the result of lower interest rates earned on assets due to a declining interest rate environment, offset in part by increased volumes. Interest income from loans on a fully-taxable equivalent basis was $473,000 or 10% lower during the three months ended March 31, 2002 as compared to the same period in 2001. This decrease was comprised of a $525,000 decrease due to lower rates reduced by a $52,000 increase due to higher volume. Income from investment securities for the three months ended March 31, 2002 decreased $55,000 or 1.8% over the same period in 2001. This was comprised of a $473,000 decrease due to lower rates reduced in part by a $418,000 increase due to higher volume. Average year-to-date earning assets increased to $445,787,000 at March 31, 2002 from $409,640,000 at March 31, 2001, a $36,147,000 or 8.8% increase.

Total interest expense declined by $672,000 or 18.1% during the first three months of 2002, over the same period in 2001. This decrease was principally the result of lower interest rates paid on all deposit categories, repurchase agreements, and long-term debt. Interest expense attributed to time deposits and certificates of deposit over $100,000 decreased $596,000 or 24.2% during the first three months of 2002, over the first three months of 2001. This was comprised of a $570,000 decrease due to lower rates and a $26,000 decrease due to reduced volume. The interest expense on demand, savings, money market and club deposits increased $31,000 during the first three months of 2002, over the first three months of 2001. This was comprised of a $138,000 increase due to higher volume reduced in part by a $107,000 decrease due to lower rates paid on these deposits. The increase in deposits was used to finance the earning asset growth.

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

                                            FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                                                      (Dollars in Thousands)
                                                            (Unaudited)

Three Months Ended, March 31,                                 2002                                          2001
                                           ------------------------------------------   -----------------------------------------
                                                             Interest      Average                        Interest     Average
                                              Average         Income/       Yield/         Average        Income/       Yield/
                                              Balance         Expense        Rate          Balance        Expense        Rate
                                           ------------------------------------------   -----------------------------------------
ASSETS:
INTEREST-EARNING ASSETS
Interest-Bearing Deposits with Banks            $ 10,523            $ 40        1.52%          $ 1,428          $ 20        5.60%
Federal Funds Sold                                   178               -           -               244             3        4.92
Investment Securities
     Taxable                                     168,379           2,368        5.63           146,480         2,472        6.75
     Non-Taxable (1)                              36,872             664        7.20            34,277           615        7.18
Loans (1) (2)                                    232,172           4,276        7.37           229,667         4,749        8.27
Reserve for Loan Losses                           (2,337)              -           -             2,456             -           -
                                           --------------  --------------               --------------- ------------- -----------
Net Loans                                        229,835           4,276        7.44           227,211         4,749        8.36
                                           --------------  --------------               --------------- -------------
     Total Interest-Earning Assets               445,787           7,348        6.59           409,640         7,859        7.67
Non-Interest Earning Assets                       28,250               -           -            30,892             -           -
                                           --------------  --------------               --------------- ------------- -----------
     TOTAL ASSETS, INTEREST INCOME             $ 474,037           7,348        6.20         $ 440,532         7,859        7.14
                                           --------------  --------------               --------------- -------------

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
     Demand Deposits                            $ 57,265             100        0.70          $ 54,303           135        0.99
     Money Market Deposits                        38,419             269        2.80            14,277           101        2.83
     Savings & Club Deposits                      67,751             246        1.45            63,611           348        2.19
     CD's over $100,000                            7,242              67        3.70             6,566            99        6.03
     All Other Time Deposits                     162,706           1,797        4.42           165,168         2,361        5.72
                                           --------------  --------------               --------------- -------------
       Total Interest-Bearing Deposits           333,383           2,479        2.97           303,925         3,044        4.01
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase             9,951              58        2.33            10,568           101        3.82
Short-Term Debt                                        8               -           -             3,353            48        5.73
Long-Term Debt                                    34,842             498        5.72            34,000           514        6.05
                                           --------------  --------------               --------------- -------------
       Total Interst-Bearing Liabilities         378,184           3,035        3.21           351,846         3,707        4.21

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits                     53,775               -           -            44,836             -           -
Other Liabilities                                  7,304               -           -             9,810             -           -
                                           --------------  --------------               --------------- ------------- -----------
       TOTAL LIABILITIES                         439,263           3,035        2.76           406,492         3,707        3.65
       SHAREHOLDERS' EQUITY                       34,774               -           -            34,040             -           -
                                           --------------  -------------- -----------   --------------- ------------- -----------
       TOTAL LIABILITIES AND EQUITY            $ 474,037           3,035        2.56         $ 440,532         3,707        3.37
                                           --------------  --------------               --------------- -------------

NET INTEREST INCOME                                              $ 4,313                                     $ 4,152
                                                           --------------                               -------------

     Net Interest Spread                                                        3.38                                        3.46
     Effect of Interest-Free Sources
       Used to Fund Earnings                                                    0.49                                        0.59
     Net Interest Margin                                                        3.87%                                       4.05%
                                                                          -----------                                 -----------

(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $238,000, and $223,000 for the three months ended March 31, 2002 and 2001, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.

(2) Loan fees of ($14,000) and $(112,000) for the three months ended March 31, 2002 and March 31, 2001, respectively are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $5,167,000 and $827,000 for the three months ended March 31, 2002 and March 2001, respectively.

(3) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.

(4) Net interest margin is computed by dividing net interest income by average interest-earning assets.

The net interest margin of 3.87% for the three month period ended March 31, 2002, decreased from the 4.05% net interest margin for the first three months of 2001. The yield on interest earning assets was 6.59% during the first three months of 2002 as compared to 7.67% in 2001. The average interest rate paid on interest bearing deposits and other borrowings was 3.21% for the first three months of 2002 as compared to 4.21% in 2001.

Other Income and Other Expenses

Other income for the three months ended March 31, 2002, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $1,188,000 as compared to $1,036,000 for the same period in 2001. This was an increase of $152,000 or 14.7%. This increase was the result of the gains on the sale of mortgage loans, and increases in service charges, and other operating income, reduced in part by a decline in trust and wealth management revenues. In the three month period ended March 31, 2002, the gains on the sale of mortgage loans amounted to $76,000 on the sales of $9,672,000 of mortgage loans. There were no mortgage loan sales in the first quarter of 2001. Service charges were $599,000 during the three months ended March 31, 2002, a $83,000 or 16.1% increase over the 2001 amount of $516,000. The increase in service charges was due to growth in checking accounts. Other operating income for the three months ended March 31, 2002 was $229,000, an increase of $50,000 or 27.9% compared to $179,000 for the same period in 2001. The trust and wealth management revenues were $284,000 for the three months ended March 31, 2000 as compared to $341,000 for the first quarter of 2001. This reduction of $57,000 or 16.7% was primarily due to lower estate fees and a reduction in the market value of securities, on which trust fees are assessed.

Total other expenses for the three month period ended March 31, 2002 were $4,278,000 as compared to $4,018,000 for the same period in 2001. This was an increase of $260,000 or 6.5%. This increase was the result of an increase of $226,000 or 12.4% in salary and benefit expenses which were $2,047,000 in 2002 as compared to $1,821,000 in 2001. This increase was primarily due to general salary increases of 4% and the addition of staff in the commercial lending, trust and wealth management and executive areas of the bank. Also affecting earnings for the first quarter was an increase in occupancy and equipment expenses of $38,000 or 6.1%. These expenses amounted to $666,000 for the first quarter of 2002 as compared to $628,000 for the same period in 2001. The increase in occupancy and equipment expenses was result of renovations to several branches. There was a decrease in other operating expenses of $4,000 for the three month period ended March 31, 2002 as compared to the same period in 2001. Other operating expenses were $1,565,000 in the first quarter of 2002 as compared to $1,569,000 in the first quarter of 2001.

FINANCIAL CONDITION
Assets and Liabilities

Total assets at March 31, 2002 were $488,688,000, representing an increase of $23,544,000 or 5.1% over total assets of $465,144,000 at December 31, 2001.
Deposits increased by $20,289,000 or 5.3% from $379,886,000 on December 31, 2001 to $400,175,000 on March 31, 2002. Contributing to this increase in total deposits were increases in savings and money market deposits of $19,028,000, interest-bearing checking deposits of $6,693,000 and certificates of deposit under $100,000 of $811,000, partially offset by a decrease in certificates of deposit over $100,000 of $5,335,000, and non-interest-bearing checking deposits of $908,000. Loans outstanding at March 31, 2002 were $231,173,000 as compared to $225,757,000 at December 31, 2001. This was an increase of $5,416,000 or 2.4%. The increase in loans was primarily the result of an increase of $5,082,000 or 8% in commercial loans and an increase of $1,309,000 or 2.3% in residential real estate loans. These increases were offset in part by a decrease in consumer loans of $975,000 or 0.9%. There were $4,436,000 and $3,808,000 of residential real estate loans identified as held-for-sale at March 31, 2002 and December 31, 2001, respectively. During the first three months of 2002 $9,672,000 of residential real estate loans were sold. There were no sales of residential real estate loans in the first quarter of 2001. The loan to deposit ratio was 57.8% and 59.4% at March 31, 2002 and December 31, 2001, respectively.


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

For the first three months of 2002, the provision for loan losses was $400,000. Net charge offs were $314,000 for the three months ended March 31, 2002 compared with $189,000 for the three months ended March 31, 2001. The ratio of the allowance for loan losses to total loans was 1.02% at March 31, 2002 compared to 1.00% at December 31, 2001and March 31, 2001. The higher ratio of the allowance for loan losses to total loans was the result of the increase in the provision for loan losses due to the increase in actual charge offs for the first quarter of 2002 and the analysis by management of non-performing loans and the risks in the loan portfolio. The allowance for possible loan losses at March 31, 2002 totaled $2,350,000, an increase of $86,000 or 3.8% over the December 31, 2001 amount of $2,264,000.

At March 31, 2002, $27,000 of the allowance for possible loans losses was allocated to impaired loans.

Transactions in the allowance for loan losses were as follows:


                                           2002                  2001
                                    -------------------    ------------------

Balance, January 1,                         $2,264,000            $2,411,000
   Loans Charged-Off                          (359,000)             (213,000)
   Loans Recovered                              45,000                24,000
                                    -------------------    ------------------
     Net Loans Charged-Off                    (314,000)             (189,000)
   Provision Charged to Expense                400,000               100,000
                                    -------------------    ------------------
Balance, March 31,                          $2,350,000            $2,322,000

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

Total non-performing loans (non-accruing loans and loans past due over 90 days) amounted to $2,669,000 at March 31, 2002 as compared to $3,204,000 at December 31, 2001 and $2,319,000,000 at March 31, 2001. The ratio of non-performing loans to total loans was 1.15%, 1.42% and 1.00% at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. The decrease in this ratio is primarily the result of the loans charged off during the first quarter of 2002.

Non-accruing loans at March 31, 2002 of $875,000 decreased from the December 31, 2001 amount of $1,019,000 by $144,000. The non-accruing loans at March 31, 2001 were $749,000. The decrease in non-accruing loans during the first quarter of 2002 was primarily the result of the charge off of certain loans and collection efforts. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 2002, loans past due 90 days or more and still accruing interest were $1,794,000 compared to $2,185,000 at December 31, 2001 and $1,570,000 at March 31, 2001. The $391,000 decrease in loans past due 90 days from December 31, 2000 to March 31, 2002 was the result of decreases in commercial, mortgage and consumer loans past due 90 days or more.

Non-Performing Loans

                                               March 31,         December 31,         March 31,
                                                  2002               2001                2001
-------------------------------------------------------------------------------------------------
Non-accrual loans on a cash basis               $ 875,000         $ 1,019,000          $ 749,000
Non-accrual loans as a percentage
   of total loans                                   0.38%               0.45%              0.32%
Accruing loans past due 90 days or more       $ 1,794,000         $ 2,185,000        $ 1,570,000
Accruing loans past due 90 days or more
   as a percentage of total loans                   0.78%               0.97%              0.68%
Allowance for loan losses to
   nonperforming loans                             88.05%              70.66%            100.13%
Nonperforming loans to total loans                  1.15%               1.42%              1.00%
Allowance for loan losses to total loans            1.02%               1.00%              1.00%
-------------------------------------------------------------------------------------------------



There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans.

Other Real Estate Owned

Other Real Estate Owned at March 31, 2002 of $74,000 decreased from the December 31, 2001 level of $93,000. This $19,000 decrease was primarily due to the sale of some residential real estate properties.

Investment Securities

The Company had $167,669,000 in available-for-sale securities at March 31, 2002 with a net unrealized loss of $1,458,000. At December 31, 2001 available-for-sale securities amounted to $181,302,000 with a net unrealized loss of $694,000.

During the three month period ended March 31, 2002, $28,053,000 of securities available-for-sale were sold for a net gain of $369,000 as compared to $587,000 of securities available-for-sale sold for a net gain of $137,000 for the same time period in 2001.

Held-to-maturity securities totaling $34,452,000 at March 31, 2002 are carried at amortized cost. At December 31, 2001, the held-to-maturity securities totaled $23,004,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at March 31, 2002, did not hold any securities identified as derivatives.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of March 31, 2002, the Company and the Bank met all capital adequacy requirements to which they were subject.

CAPITAL RATIOS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Required                Te Be Well Capitalized
                                                                                 For Capital              Under Prompt Corrective
                                                    Actual                    Adequacy Purposes            Action Provisions
                                            --------------------------   --------------------------  ------------------------------
(Dollars in Thousands)
  At March 31, 2002                            Amount       Ratio           Amount       Ratio           Amount          Ratio
-----------------------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 38,444       15.15%        $ 20,302        8.00%                 -
    Bank                                        $ 33,929       13.53%        $ 20,066        8.00%          $ 25,083        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 36,094       14.22%        $ 10,151        4.00%                 -
    Bank                                        $ 31,579       12.59%        $ 10,033        4.00%          $ 15,050         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                     $ 36,094        7.62%        $ 18,954        4.00%                 -
    Bank                                        $ 31,579        6.71%        $ 18,833        4.00%          $ 23,542         5.00%

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Required                Te Be Well Capitalized
                                                                                 For Capital              Under Prompt Corrective
                                                    Actual                    Adequacy Purposes            Action Provisions
                                            --------------------------   --------------------------  ------------------------------
(Dollars in Thousands)
  At December 31, 2001                         Amount       Ratio           Amount       Ratio           Amount          Ratio
-----------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 37,926       15.38%        $ 19,738        8.00%                 -
    Bank                                        $ 32,931       13.50%        $ 19,515        8.00%          $ 24,393        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 35,662       14.46%         $ 9,869        4.00%                 -
    Bank                                        $ 30,667       12.58%         $ 9,757        4.00%          $ 14,636         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                     $ 35,662        7.65%        $ 18,661        4.00%                 -
    Bank                                        $ 30,667        6.61%        $ 18,575        4.00%          $ 23,218         5.00%

-----------------------------------------------------------------------------------------------------------------------------------


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

At March 31, 2002, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $37,007,000, and securities maturing within one year totaled $21,089,000. At December 31, 2001, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $18,189,000, and securities maturing within one year were $8,050,000. Securities sold under an agreement to repurchase totaled $11,779,000 at March 31, 2002 and $8,380,000 at December 31, 2001. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $19,333,000 at March 31, 2002 and $891,000 at December 31, 2001. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were $4,000,000 in Federal funds sold at March 31, 2002. There were no Federal Funds sold at December 31, 2001.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at March 31, 2002, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at March 31, 2002 and December 31, 2001.

The Company had long-term debt totaling $34,892,000 at March 31, 2002 and $34,804,000 at December 31, 2001. Of the loans outstanding at March 31, 2002, $10,000,000 matures in August 2004, $802,000 amortizes with monthly payments and matures in 2006, $5,000,000 matures in January 2007, $7,000,000 matures in October 2008, $12,000,000 matures in August 2010, and $90,000 amortizes with monthly payments and matures in 2017. The interest rates associated with these loans are 6.06% fixed but may convert at the option of the lender to a variable rate of LIBOR plus 15 basis points if LIBOR is 7.5% or higher, 6.43% fixed, 4.45% fixed to December 2002 at which time the rate may be converted at the option of the lender to LIBOR plus 15 basis points if LIBOR is 7.5% or higher, 4.86% fixed to October 2003 at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, 6.23% fixed to August 2001 at which time the rate may be converted to 3 month LIBOR plus 15 basis points if LIBOR is 8% or higher, and 5.65% fixed, respectively. The loans are secured by the Bank's residential real estate loans and investment securities. These funds were borrowed to improve liquidity and to fund loans.

The Company's Employee Stock Ownership Plan (ESOP) has four loans outstanding totaling $1,235,000 at March 31, 2002 and December 31, 2001. The first loan with an outstanding principal balance of $240,000 is due in 2005. The second loan with an outstanding balance of $850,000 is due in 2018. The third loan with an outstanding balance of $65,000 is due in 2010. The fourth loan with an outstanding balance of $80,000 is due in 2005. The interest is due quarterly on these loans. Principal payments are made annually in October. The interest rate on these loans is at the Bank's prime rate (4.75% at March 31, 2002 and December 31, 2001).

Cash flows for the three months ended March 31, 2002 consisted of cash provided by operating activities of $5,191,000, and cash provided by financing activities of $23,486,000, offset in part by cash used in investing activities of $28,341,000, resulting in a net increase in cash and cash equivalents of $336,000

Cash provided by operating activities was the result of net income for the three month period of $811,000, proceeds from the sale of residential real estate loans of $9,672,000, the provision for possible loan losses of $400,000, depreciation and amortization of $352,000, amortization of security premiums of $206,000, partially offset by residential mortgage loans originated for sale of $4,889,000, a net increase in other assets of $792,000, net gains on the sale of investment securities of $369,000, an increase in accrued interest income of $108,000 and a decrease in accrued interest payable of $81,000.

Cash provided by financing activities consisted principally of an increase in interest and non-interest bearing demand deposits and savings accounts of $24,813,000, an increase in repurchase agreements of $3,399,000, proceeds from the issuance of common stock of $164,000, proceeds from the sale of treasury stock of $80,000 and a net increase in long term debt of $88,000, partially offset by a net decrease in certificates of deposit of $4,524,000, the purchase of treasury stock of $146,000 and the payment of cash dividends of $388,000.

Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $30,789,000 and $15,959,000, respectively, a net increase in interest-bearing deposits with banks of $18,482,000 and a net increase in loans of $11,196,000, partially offset by proceeds from sales of securities available-for-sale of $28,053,000, proceeds from the calls and maturities of securities available-for-sale of $15,464,000 and proceeds from calls and maturities of securities held-to-maturity of $4,491,000.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at March 31, 2002 was $35,083,000 as compared to $35,326,000 at December 31, 2001, for a decrease of $243,000 or 0.7%. This decrease was the result of an increase in accumulated other comprehensive loss related to unrealized losses in the securities available-for-sale.


The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first three months of 2002, 3,534 shares of common stock were purchased from treasury stock at an average price of $22.64 per share for proceeds of approximately $80,000.

The Company has a Stock Option Plan, adopted in 2001, which provides for the granting of options to acquire the Company's common stock for officers, key employees and directors. During the first three months of 2002, options to purchase 122,250 shares of the Company's common stock at an average price of $22.17 per share were granted to certain officers and directors. During the first quarter of 2002, options for 9,061 shares of the Company's common stock were exercised at an average price of $ 18.06 per share.

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

There have been no material changes in the Bank's assessment of its sensitivity to market risk since its presentation in the 2001 annual report to shareholders and its Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

PART II  -      OTHER INFORMATION

ITEM 1.         Legal Proceedings
                From time-to-time, the Company and the Bank are parties to routine litigation incidental to their business.

                Neither the Company, the Bank nor any of their properties is subject to any material legal proceedings.

ITEM 2.         Changes in Securities and Use of Proceeds

                In January 2002, the Company granted a restricted stock award of 10,000 shares of common stock to Scott V. Fainor pursuant to his employment agreement. The award vests in equal 20% installments on each of the first five anniversaries of the start date of Mr. Fainor's employment, subject to earlier vesting upon (i) a change in control of the Company or (ii) the termination of Mr. Fainor's employment without cause or by Mr. Fainor for good reason. The shares were issued without registration under the Securities Act pursuant to the exemption provided Section 4(2) of the Securities Act.

ITEM 3.         Defaults Upon Senior Securities

                None

ITEM 4.         Submission of Matters to a Vote of Security Holders

                None

ITEM 5.         Other Information
                None

ITEM 6.         Exhibits and Reports on Form 8-K
                (a)   Exhibits
                       None


                (b)   Reports on Form 8K
                       No reports on Form 8K were filed for the quarter during which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FIRST COLONIAL GROUP, INC.


DATE:        May 9, 2002                   BY: /S/  SCOTT V. FAINOR
       -----------------------                 --------------------------
                                               SCOTT V. FAINOR
                                               PRESIDENT
                                               (PRINCIPAL EXECUTIVE
                                               OFFICER)


DATE:        May 9, 2002                   BY: /S/  REID L. HEEREN
       -----------------------                 --------------------------
                                               REID L. HEEREN
                                               VICE PRESIDENT
                                               (PRINCIPAL FINANCIAL
                                               OFFICER)