Form 10-Q
period 2002-06-30
FIRST COLONIAL GROUP INC
filed 2002-08-14
CIK 714719

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       or

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

                                 YES X          NO _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 2,210,270 SHARES OF COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON JUNE 30, 2002

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES



                                      INDEX


PART 1  -  FINANCIAL INFORMATION                                        PAGE NO.

     ITEM 1  -       Financial Statements

         Consolidated Balance Sheet                                           2
         Consoliated Statement of Income                                      3
         Consolidated Statement of Changes in Shareholders' Equity            4
         Consolidated Statement of Cash Flows                                 5
         Notes to Consolidated Financial Statements                           6

     ITEM 2 -        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            9


     ITEM 3  -       Quantitative and Qualitative Discussion About
                     Market Risk                                              26


PART 11  -  OTHER INFORMATION

     ITEM 1  -       Legal Proceedings                                        27

     ITEM 2  -       Changes in Securites and Use of Proceeds                 27

     ITEM 3  -       Defaults Upon Senior Securities                          27

     ITEM 4  -       Submission of Matters to a Vote of Security Holders      28

     ITEM 5  -       Other Information                                        28

     ITEM 6  -       Exhibits and Reports on Form 8-K                         28


SIGNATURES                                                                    29

PART 1.  FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                              (Dollars in Thousands)
                                                   (Unaudited)

                                                                               June 30              Dec. 31
                                                                                2002                  2001
                                                                           ----------------      ---------------
ASSETS
Total Cash and Cash Equivalents                                                   $ 17,103             $ 17,270
Interest-Bearing Deposits With Banks                                                13,564                  919
Investment Securities Held-to-Maturity
     (Fair Value: June 30,2002 $19,917, Dec. 31, 2001 - $23,160)                    19,465               23,004
Securities Available-for-Sale at Fair Value                                        213,187              181,302
Mortgage Loans Held-for-Sale                                                         1,249                3,808
Total Loans, Net of Unearned Discount                                              248,089              225,757
LESS: Allowance for Possible Loan Losses                                            (2,544)              (2,264)
                                                                           ----------------      ---------------
Net Loans                                                                          245,545              223,493
  Premises and Equipment, Net                                                        6,230                6,562
  Accrued Interest Income                                                            2,963                2,888
  Other Real Estate Owned                                                                -                   93
  Other Assets                                                                       6,267                5,805
                                                                           ----------------      ---------------
    TOTAL ASSETS                                                                 $ 525,573            $ 465,144
                                                                           ----------------      ---------------

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                                                 $ 59,065             $ 57,931
    Interest-Bearing Deposits                                                      359,335              321,955
                                                                           ----------------      ---------------
      Total Deposits                                                               418,400              379,886
  Securities Sold Under Agreements to Repurchase                                    13,110                8,380
  Long-Term Debt                                                                    34,889               34,804
  Guaranteed Preferred Beneficial Interests in
     Company's Subordinated Debentures                                              15,000                    -
  Accrued Interest Payable                                                           3,311                3,949
  Other Liabilities                                                                  2,997                2,799
                                                                           ----------------      ---------------
    TOTAL LIABILITIES                                                              487,707              429,818

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued                                             -                    -
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares Issued -
    2,209,317 Shares at June 30, 2002
    and 2,085,778 shares at Dec. 31, 2001                                           11,051               10,429
  Additional Paid in Capital                                                        20,610               18,304
  Retained Earnings                                                                  7,043                8,581
Less:  Treasury stock at cost: 953 shares at June 30, 2002
    and 2,463 shares at Dec. 31, 2001                                                  (24)                 (59)
Deferred Stock Compensation: 10,000 shares at June 30, 2002
    and none at Dec. 31, 2001                                                         (220)                   -
  Employee Stock Ownership Plan Debt                                                (1,235)              (1,235)
  Accumulated Other Comprehensive Income (Loss)                                        641                 (694)
                                                                           ----------------      ---------------

Total Shareholders' Equity                                                          37,866               35,326
                                                                           ----------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 525,573            $ 465,144
                                                                           ----------------      ---------------

See accompanying notes to interim consolidated financial statements.

                                         FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                    (Dollars in Thousands)
                                                         (Unaudited)

                                                                Three Months Ended                    Six Months Ended
                                                             June 30,         June 30,             June 30,         June 30,
                                                               2002             2001                 2002             2001
                                                             -------           -------             -------           -------
INTEREST INCOME:
   Interest and Fees on Loans                                $ 4,309           $ 5,029             $ 8,573           $ 9,764
   Investment Securities Income
     Taxable                                                   2,390             2,228               4,758             4,700
     Tax-Exempt                                                  488               434                 926               839
   Interest on Deposits with Banks and
     Federal Funds Sold                                           40                33                  80                56
                                                             -------           -------             -------           -------
        Total Interest Income                                  7,227             7,724              14,337            15,359
                                                             -------           -------             -------           -------
INTEREST EXPENSE:
   Interest on Deposits                                        2,458             2,911               4,937             5,955
   Interest on Short-Term Debt                                    57               132                 115               281
   Interest on Long-Term Debt                                    507               502               1,005             1,016
   Interest on Trust-Preferred Securities                         11                 -                  11                 -
                                                             -------           -------             -------           -------
        Total Interest Expense                                 3,033             3,545               6,068             7,252
                                                             -------           -------             -------           -------
NET INTEREST INCOME:                                           4,194             4,179               8,269             8,107
   Provision for Possible Loan Losses                            361               230                 761               330
                                                             -------           -------             -------           -------
     Net Interest Income After Provision
        For Possible Loan Losses                               3,833             3,949               7,508             7,777
                                                             -------           -------             -------           -------
OTHER INCOME:
   Trust and Wealth Management Revenue                           291               312                 575               653
   Service Charges on Deposit Accounts                           641               582               1,240             1,098
   Investment Securities Gains, Net                              294                88                 663               225
   Net Gains on the Sale of Mortgage Loans                       121               103                 197               103
   Other Operating Income                                        190               153                 419               332
                                                             -------           -------             -------           -------
        Total Other Income                                     1,537             1,238               3,094             2,411
                                                             -------           -------             -------           -------
OTHER EXPENSES:
   Salaries and Employee Benefits                              2,111             1,962               4,158             3,783
   Net Occupancy and Equipment Expense                           642               632               1,308             1,260
   Other Operating Expenses                                    1,422             1,467               2,987             3,036
                                                             -------           -------             -------           -------
        Total Other Expenses                                   4,175             4,061               8,453             8,079
                                                             -------           -------             -------           -------

Income Before Income Taxes                                     1,195             1,126               2,149             2,109
Income Taxes                                                     215               214                 358               392
                                                             -------           -------             -------           -------

NET INCOME                                                     $ 980             $ 912             $ 1,791           $ 1,717
                                                             =======           =======             =======           =======
Per Share Data
     Basic Net Income                                         $ 0.46            $ 0.43              $ 0.83            $ 0.82
                                                             =======           =======             =======           =======
     Diluted Net Income                                       $ 0.45            $ 0.43              $ 0.82            $ 0.82
                                                             =======           =======             =======           =======
     Cash Dividends                                           $ 0.19            $ 0.17              $ 0.37            $ 0.34
                                                             =======           =======             =======           =======

See accompanying notes to interim consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Accumulated
(Dollars in Thousands), (Unaudited)               Additional                Deferred                           Other
For the Six Months Ended                 Common     Paid-In     Retained      Stock     Treasury     ESOP   Comprehensive
 June 30, 2002                           Stock      Capital     Earnings  Comensation    Stock       Debt       Income      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            $10,429    $ 18,304     $ 8,581         $ -       $ (59)   $(1,235)     $ (694)   $ 35,326

Comprehensive Income
   Net Income                                                     1,791                                                      1,791
   Change in Unrealized
     Securities Gains, Net                                                                                       1,335       1,335
                                                                                                                          --------
Total Comprehensive Income                                                                                                   3,126
Deferred Stock Compensation
  Issued (10,000 shares)                     50         170                    (220)
Purchase of Treasury Stock
  (5,850 shares)                                                                           (146)                              (146)
Sale of Treasury Stock under
     Dividend Reinvestment Plan
     (7,358 shares)                                     (12)                                181                                169
Sale of Common Stock under
   Stock Option Plan (9,651 shares)          48         125                                                                    173
Cash Dividends Paid                                                (777)                                                      (777)
Stock Dividend of 5% (104,843 shares)       524       2,023      (2,547)                                                         -
Cash Paid in Lieu of Fractional Shares                               (5)                                                        (5)
                                        -------------------------------------------------------------------------------------------
Balance at June 30, 2002                $11,051    $ 20,610     $ 7,043      $ (220)      $ (24)   $(1,235)      $ 641    $ 37,866

-----------------------------------------------------------------------------------------------------------------------------------






See accompanying notes to interim consolidated financial statements.

                                             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in Thousands)
                                                             (Unaudited)

                                                                                                  Six Months Ended
OPERATING ACTIVITIES                                                                    June 30, 2002            June 30, 2001
                                                                                     --------------------     ---------------------
Net Income                                                                                       $ 1,791                   $ 1,717
Adjustments to Reconcile Net Income to Net Cash Provided By
    (Used In) Operating Activities:
      Provision for Possible Loan Losses                                                             761                       330
      Depreciation and Amortization                                                                  660                       606
      Amortization of Security Discounts                                                            (153)                     (225)
      Amortization of Security Premiums                                                              442                       140
      Amortization of Deferred Fees on Loans                                                         213                        64
      Gain on Sale of Other Real Estate Owned                                                         (2)                      (39)
      Mortgage Loans Originated for Sale                                                         (10,294)                   (9,091)
      Mortgage Loan Sales                                                                         20,918                    26,915
      Gain on Sale of Mortgage Loans                                                                (197)                     (103)
      Investment Securities Gains, Net                                                              (663)                     (225)
    Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Income                                                 (75)                      532
      Decrease in Accrued Interest Payable                                                          (638)                   (1,342)
      Net Increase in Other Assets                                                                  (955)                   (1,639)
      Net Decrease in Other Liabilities                                                             (177)                   (1,870)
                                                                                     --------------------     ---------------------
Net Cash Provided By Operating Activities:                                                        11,631                    15,770
                                                                                     --------------------     ---------------------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale                                         26,291                    34,625
Proceeds from Maturities of Securities Held-to-Maturity                                           21,775                       872
Proceeds from Sales of Securities Available-for-Sale                                              48,244                    10,824
Purchase of Securities Available-for-Sale                                                       (104,049)                  (30,109)
Purchase of Securities Held-to-Maturity                                                          (18,209)                   (6,149)
Net Increase in Interest Bearing Deposits With Banks                                             (12,645)                  (21,452)
Net Increase in Loans                                                                            (31,060)                  (14,247)
Purchase of Premises and Equipment, Net                                                             (149)                     (121)
Proceeds from Sale of Other Real Estate Owned                                                        261                       586
                                                                                     --------------------     ---------------------
Net Cash Used In Investing Activities                                                            (69,541)                  (25,171)
                                                                                     --------------------     ---------------------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest Bearing
  Demand Deposits and Savings Accounts                                                            44,875                    15,462
Net Decrease in Certificates of Deposit                                                           (6,361)                  (10,660)
Net Increase in Repurchase Agreements                                                              4,730                     7,246
Net Decrease in Short-Term Debt                                                                        -                    (5,695)
Net Increase in Long-Term Debt                                                                        85                         -
Proceeds from Issuance of Common Stock                                                               173                       155
Purchase of Treasury Stock                                                                           169                         -
Proceeds from Sale of Trreasury Stock                                                               (146)                        -
Proceeds from Issuance of Guaranteed Preferred
     Beneficial Interest in Company's Subordinated Debentures                                     15,000                         -
Cash Dividends Paid                                                                                 (777)                     (723)
Cash in Lieu of Fractional Shares                                                                     (5)                       (2)
                                                                                     --------------------     ---------------------

Net Cash Provided by Financing Activities                                                         57,743                     5,783
                                                                                     --------------------     ---------------------

Decrease in Cash and Cash Equivalents                                                               (167)                   (3,618)
Cash and Cash Equivalents, January 1,                                                             17,270                    17,738
                                                                                     --------------------     ---------------------
Cash and Cash Equivalents, June 30,                                                             $ 17,103                  $ 14,120
                                                                                     --------------------     ---------------------

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

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  SUBSIDIARIES

First Colonial Group, Inc. (the "Company") is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has three wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897, First C. G. Company, Inc. founded in 1986 and First Colonial Statutory Trust I (the "Statutory Trust I") founded on June 3, 2002, (see Note E).

NOTE C  -  CASH  AND STOCK DIVIDENDS

On May 17, 2002 the Company paid its 2002 second quarter dividend on its common stock of $0.19 per share to shareholders of record on May 3, 2002.

On May 31, 2002 the Company paid a 5% stock dividend to shareholders of record on May 17, 2002. Net income per share and average shares outstanding have been restated to reflect the 5% stock dividend.

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


For the Three Months Ended June 30,                                                 Average
                                                                  Income             Shares          Per Share
                                                               (numerator)       (denominator)        Amount
                                                              ---------------------------------------------------

2002
--------------------------------------------------------------

Net Income                                                             $ 980

Basic Earnings Per Share
   Income Available to Common Shareholders                             $ 980           2,152,664          $ 0.46

Effect of Dilutive Securities                                                             42,571
   Stock Options
                                                              ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                                    $ 980           2,195,235          $ 0.45
                                                              ---------------------------------------------------

2001
--------------------------------------------------------------

Net Income                                                             $ 912

Basic Earnings Per Share
   Income Available to Common Shareholders                             $ 912           2,101,857          $ 0.43

Effect of Dilutive Securities
   Stock Options                                                                           2,623
                                                              ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                                    $ 912           2,104,470          $ 0.43
                                                              ---------------------------------------------------







For the Six Months Ended June 30,                                                   Average
                                                                  Income             Shares          Per Share
                                                               (numerator)       (denominator)        Amount
                                                              ---------------------------------------------------
2002
--------------------------------------------------------------

Net Income                                                           $ 1,791

Basic Earnings Per Share
   Income Available to Common Shareholders                           $ 1,791           2,149,896          $ 0.83

Effect of Dilutive Securities
   Stock Options                                                                          38,223
                                                              ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                                  $ 1,791           2,188,119          $ 0.82

2001
--------------------------------------------------------------

Net Income                                                           $ 1,717

Basic Earnings Per Share
   Income Available to Common Shareholders                           $ 1,717           2,104,687          $ 0.82

Effect of Dilutive Securities
   Stock Options                                                                           2,618
                                                              ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                                  $ 1,717           2,107,305          $ 0.82
                                                              ---------------------------------------------------




NOTE E - GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S SUBORDINATED
         DEBENTURES

On June 3, 2002, the Company formed the statutory trust company, First Colonial Statutory Trust I (the "Statutory Trust I"), a wholly-owned Connecticut statutory business trust subsidiary of the Company, for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by the Company. On June 26, 2002, the Company issued $15,000,000 of subordinated debentures to Statutory Trust I and the Statutory Trust I issued $15,000,000 in pooled trust preferred securities. The subordinated debentures are the sole asset of the Statutory Trust. The trust preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (5.34% at June 30, 2002) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2032, and may be redeemed at the option of the Company on or after June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The net proceeds of the trust preferred securities are to be used to support the Company's growth and expansion plans and other general corporate purposes.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and six month period ended June 30, 2002.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to future loan and deposit volumes, future expansion plans, the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3 - Quantitative and Qualitative Discussion About Market Risk", statements as to litigation and the amount of reserves, statements as to trends, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, changes in accounting standards and policies, and results of litigation. These and other risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto) as described below.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on commercial loans, consumer loans and residential mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least on of three various market valuation methodologies. If the fair value of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write-down the related good will to the proper carrying value. As of June 30, 2002, the Company determined that no impairment write-offs were necessary.

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. In the event management determines the inability to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Results of Operations

Basic earnings per share for the three months ended June 30, 2002 were $0.46 as compared to $0.43 for the corresponding period in 2001. Diluted earnings per share for the three months ended June 30, 2002 where $0.45 as compared to $0.43 for the same period in 2001. Average basic shares outstanding during this three month period were 2,152,664 in 2002 and 2,101,857 in 2001. Basic earnings per share for the six months ended June 30, 2002 were $0.83 as compared to $0.82 for the corresponding period in 2001. Average diluted earnings per share for the six months ended June 30, 2002 were $0.82 as compared to $0.82 for the same period in 2001. Average basic shares outstanding during this six month period were 2,149,896 in 2002 and 2,104,687 in 2001. Average diluted shares outstanding during the six month period were 2,188,199 in 2002 and 2,107,305 in 2001. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on May 17, 2002. (see Note D)

The net income for the three months ended June 30, 2002 was $980,000 compared to $912,000 for the same period in 2001. This was an increase of $68,000 or 7.5%. The earnings increase was attributable in part to an increase in net interest income of $15,000 or 0.4% (see discussion on Net Interest Income), a $75,000 or 7.2% increase in other income exclusive of gains on the sale of available-for-sale securities and the gains on the sale of mortgage loans held-for-sale. Also contributing to higher earnings was a $18,000 increase in the gains on the sale of mortgage loans and an increase on the gains on the sale of Available for Sale Securities of $206,000. These were offset in part by a $114,000 or 2.8% increase in total other expenses, an increase of $131,000 in the provision for possible loan losses, and an increase of $1,000 in Federal income taxes.

Net income for the six months ended June 30, 2002 was $1,791,000 compared to $1,717,000 for the same period in 2001 an increase of $74,000 or 4.3%. The earnings increase was primarily attributable to an increase of $162,000 or 2% in net interest income, an increase of $151,000 or 7.2% in other income exclusive of gains on the sale of available-for-sale securities and the gains on the sale of mortgage loans. The other factors affecting the higher earnings were the increase in gains on the sale of mortgage loans of $94,000 an increase of $438,000 in the gains on the sale of available-for-sale securities and a decrease of $34,000 in Federal income taxes. These were partially offset by a $374,000 or 4.6% increase on total other expenses, and a $431,000 increase in the provision for possible loan losses.

Net Interest Income

Net interest income amounted to $4,194,000 for the three months ended June 30, 2002 compared to $4,179,000 for the three months ended June 30, 2001, an increase of $15,000 or 0.4%. This increase was primarily the result of decreases in interest paid on deposit and debt exceeding the decreases in the interest earned on loans and investments. The total interest income earned on loans and investments amounted to $7,227,000 for the second quarter of 2002, a decrease of $497,000 or 6.4% from the $7,724,000 earned in the same period in 2001. The total interest expense paid on deposits and debt was $3,033,000 and $3,545,000 for the three month period ended June 30, 2002 and 2001, respectively. This was a decrease in second quarter of 2002 from 2001 of $512,000 or 14.4%. The decreases in interest income and interest expense were the result of lower interest rates due to a declining interest rate environment. The growth In net interest income was primarily the result of higher volumes, of deposits, loans and investments (see the following discussion on rate/volume)

Net interest income for the six months ended June 30, 2002 was $8,269,000 compared to $8,107,000 for the same period in 2001. This was an increase of $162,000 or 2.0%. The interest income earned on loans and investments during the first half of 2002 was $14,337,000, which was $1,022,000 or 6.7% lower than the

2001 amount of $15,359,000. Total interest expense for the six month period was $6,068,000 and $7,252,000 in 2002 and 2001, respectively. This was a decrease of $1,184,000 or 16.3%.

The fully taxable-equivalent net interest income was $8,775,000 for the first six months of 2002, compared to $8,568,000 for the same period in 2001, a 2.4% or $207,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $1,189,000 increase related to volume partially reduced by a $982,000 decrease due to interest rates.

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the six months ended June 30, 2002 as compared to the same period in 2001, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

The following table sets forth a "Rate/Volume Analysis" for the six months ended June 30, 2002. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.


                                                                     Six Months Ended
                                                                     June 30, 2002
                                                                     Over / (Under)
                                                                     June 30, 2001

                                                                     CHANGE DUE TO:
                                                         TOTAL              RATE             VOLUME
                                                     ---------------------------------------------------
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks                           $ 25            $ (136)            $ 160
Federal Funds Sold                                                -                (7)                7
Investment Securities                                           189              (967)            1,156
Loans                                                        (1,190)           (1,405)              215
                                                     ---------------   ---------------   ---------------
Total Interest Income                                        $ (977)         $ (2,515)          $ 1,538
                                                     ---------------   ---------------   ---------------

INTEREST EXPENSE
Demand Deposits, Money Market,                                $ 109            $ (239)            $ 348
    Savings & Clubs
Time Deposits and CD's over $100,000                         (1,127)           (1,194)               67
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase                          (86)              (57)              (29)
Short-Term Debt                                                 (80)               (7)              (73)
Long-Term Debt                                                  (10)              (36)               25
Guaranteed Preferred Beneficial
     Interest in Compnay's
     Subordinated Debentures                                     11                 -                11
                                                     ---------------   ---------------   ---------------
Total Interest Expense                                       (1,184)           (1,533)              349
                                                     ---------------   ---------------   ---------------

Net Increase in Interest Income                               $ 207            $ (982)          $ 1,189
                                                     ===============   ===============   ===============






Total taxable-equivalent interest income for the six months ended June 30, 2002 decreased by $977,000 or 6.2% compared to the same period in 2001, primarily the result of lower interest rates on loans and investments, offset in part by the higher volumes in loans and investment securities. Interest income from loans on a fully-taxable equivalent basis was $1,190,000 or 12.2% lower during the six months ended June 30, 2002 as compared to the same period in 2001. This decrease was comprised of a $1,405,000 decrease due to lower interest rates partially offset by a $215,000 increase due to higher volume. Income from investment securities for the six months ended June 30, 2002 increased $189,000 or 3.2% over the same period in 2001. This was comprised of a $1,156,000 increase due to volume reduced in part by a $967,000 decrease due to rates. Average year-to-date earning assets increased to $458,303,000 at June 30, 2002 from $410,976,000 at June 30, 2001 a $47,327,000 or 11.5% increase.

Total interest expense decreased by $1,184,000 or 16.3% during the first six months of 2002, over the same period in 2001. This decrease was principally the result of lower interest rates paid on deposits and debt partially offset by higher volumes, primarily due to an increase in all deposit categories, repurchase agreements, and long-term debt. Interest expense attributed to time deposits decreased $1,127,000 during the first six months of 2002, over the first six months of 2001. This was comprised of a $1,194,000 decrease due to rates reduced by a $67,000 increase due to volume. The interest expense on demand, money market, savings and club deposits increased by $109,000 during the first six months of 2002 over the same period in 2001. This increase was the result of an increase due to volume of $348,000 offset in part by a decrease of $239,000 due to lower interest rates. The increase in deposits was used to finance the earning asset growth.

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

                                             CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                                                       (Dollars in Thousands)
                                                             (Unaudited)

Six Months Ended, June 30,                                     2002                                          2001
                                          -------------------------------------------   --------------------------------------------
                                                             Interest      Average                          Interest       Average
                                              Average        Income/        Yield/          Average         Income/        Yield/
                                              Balance        Expense         Rate           Balance         Expense         Rate
                                          -------------------------------------------   --------------------------------------------
ASSETS:
INTEREST-EARNING ASSETS
Interest-Bearing Deposits with Banks              $ 9,685          $ 75         1.55%           $ 2,338            $ 51        4.36%
Federal Funds Sold                                    619             5         1.62                254               5        3.94
Investment Securities
     Taxable                                      173,424         4,758         5.49            142,602           4,699        6.59
     Non-Taxable (1)                               39,106         1,403         7.18             35,469           1,273        7.18
Loans (1) (2)                                     237,837         8,602         7.23            232,729           9,792        8.41
Reserve for Loan Losses                            (2,368)            -            -             (2,416)              -           -
                                          ---------------- -------------                ---------------- ---------------
Net Loans                                         235,469         8,602         7.31            230,313           9,792        8.50
                                          ---------------- -------------                ---------------- ---------------
     Total Interest-Earning Assets                458,303        14,843         6.48            410,976          15,820        7.70
Non-Interest Earning Assets                        27,799             -            -             30,081               -           -
                                          ---------------- -------------                ---------------- ---------------
     TOTAL ASSETS, INTEREST INCOME              $ 486,102        14,843         6.11          $ 441,057          15,820        7.17
                                          ---------------- -------------                ---------------- ---------------

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
     Demand Deposits                             $ 57,624           201         0.70           $ 54,650             262        0.96
     Money Market Deposits                         45,079           606         2.69             15,621             243        3.11
     Savings & Club Deposits                       70,727           517         1.46             64,643             710        2.20
     CD's over $100,000                             8,214           137         3.35              5,325             160        6.01
     All Other Time Deposits                      161,337         3,476         4.31            161,867           4,580        5.66
                                          ---------------- -------------                ---------------- ---------------
       Total Interest-Bearing Deposits            342,981         4,937         2.88            302,106           5,955        3.94
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase             10,829           111         2.05             12,726             197        3.10
Short-Term Debt                                       376             4         2.13              3,217              84        5.16
Long-Term Debt                                     34,866         1,005         5.77             34,000           1,016        5.98
Guaranteed Preferred Beneficial Interest
     in Compnay Subordinated debentures               249            11         5.34                  -               -           -
                                          ---------------- -------------                ---------------- ---------------
       Total Interest-Bearing Liabilities         389,301         6,068         3.12            352,049           7,252        4.12

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits                      54,146             -            -             46,300               -           -
Other Liabilities                                   6,865             -            -              8,395               -           -
                                          ---------------- -------------                ---------------- ---------------
       TOTAL LIABILITIES                          450,312         6,068         2.69            406,744           7,252        3.57
       SHAREHOLDERS' EQUITY                        35,790             -            -             34,313               -           -
                                          ---------------- -------------                ---------------- ---------------
     TOTAL LIABILITIES AND EQUITY,
       INTEREST EXPENSE                         $ 486,102         6,068         2.50          $ 441,057           7,252        3.29
                                          ---------------- -------------                ---------------- ---------------

NET INTEREST INCOME                                             $ 8,775                                         $ 8,568
                                                           -------------                                 ---------------

     Net Interest Spread (3)                                                    3.36                                           3.58
     Effect of Interest-Free Sources
       Used to Fund Earnings                                                    0.47                                           0.59
     Net Interest Margin (4)                                                    3.83%                                          4.17%
                                                                          -----------                                     ----------

(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The tax equivalent adjustments included above are $506,000 and $461,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.
(2) Loan fees of ($127,000) and $23,000 for the six months ended June 30, 2002 and June 30, 2001, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $4,316,000 and $1,642,000 for the six months ended June 30, 2002 and June 30, 2001, respectively.
(3) Net interest spread is the arithmetic difference between the yield on average interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net interest margin is computed by dividing net interest income by average interest-earning assets.

The net interest margin of 3.83% for the six month period ended June 30, 2002, decreased from the 4.17% net interest margin for the first six months of 2001. The yield on interest earning assets was 6.48% during the first six months of 2002 as compared to 7.70% in 2001. The average interest rate paid on interest bearing deposits and other borrowings was 3.12% for the first six months of 2002 as compared to 4.12% in 2001.

Other Income and Other Expenses

Other income for the three months ended June 30, 2002, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $1,243,000 as compared to $1,150,000 for the same period in 2001. This was an increase of $93,000 or 8.1%. This increase was the result of the higher gains on the sale of mortgage loans, and increases in service charges, and other operating income, reduced in part by a decline in trust and wealth management revenues. In the three month period ended June 30, 2002, the gains on the sale of mortgage loans amounted to $121,000 as compared to a gain of $103,000 for the same period in 2001, an increase of $18,000 or 17.5%. Mortgage loan sales amounted to $11,246,000 during the three month period ended June 30, 2002 as compared to $26,915,000 during the same period in 2001. Service charges were $641,000 during the three months ended June 30, 2002, a $59,000 or 10.1% increase over the 2001 amount of $582,000. The increase in service charges was due to growth in checking accounts. Other operating income for the three months ended June 30, 2002 was $190,000, an increase of $37,000 or 24.2% compared to $153,000 for the same period in 2001. The increase in miscellaneous income was primarily the result of an increase in the use of various fee-based services. The trust and wealth management revenues were $291,000 for the three months ended June 30, 2002 as compared to $312,000 for the three months ended June 30, 2001, a decrease of $21,000 or 6.7%. The revenues from trust and wealth management operations decreased as a result of lower estate fees and a reduction in the market value of securities on which trust fees are assessed.

Other income for the six months ended June 30, 2002, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans and other miscellaneous income, but exclusive of securities gains or losses, was $2,431,000 as compared to $2,186,000 for the same period in 2001. This was an increase of $245,000 or 11.2%. In the six month period ended June 30, 2002, service charges were $1,240,000, a $142,000 or 12.9% increase over the 2001 amount of $1,098,000. The increase in service charge income was the result of a higher number of checking account customers. The gains on the sale of mortgage loans were $197,000 during the first six months of 2002 compared to $103,000 in the first six months of 2001, an increase of $94,000 or 91.3%. Mortgage loan sales amounted to $20,918,000 and $26,915,000 in the first six months of 2002 and 2001, respectively. The increase in the mortgage sales gains was the result of lower interest rates. Other operating income was $419,000 for the first six months of 2002 as compared to $332,000 for the same period in 2001. This was an increase of $87,000 or 26.2%. The revenues from the trust and wealth management operations were $575,000 for the six months ended June 30, 2002 as compared to $653,000 for the six months ended June 30, 2001, a decrease of $78,000 or 12.0%.

Total other expenses for the three month period ended June 30, 2002 increased by $114.000 or 2.8% to $4,175,000 over total other expenses for the same period in 2001 of $4,061,000. Included in this increase was a $149,000 or 7.6% increase in salary and benefit expenses which were $2,111,000 in 2002 as compared to $1,962,000 in 2001. These increases were primarily due to general salary increases of approximately 4% and the addition of staff in the commercial, trust and wealth management and executive area of the bank. Occupancy and equipment expenses were $642,000 for the three months ended June 30, 2002 and $632,000 for the three months ended June 30, 2001, an increase of $10,000 or 1.6%. The increase in occupancy expenses were related to rent increase at some branches and general maintenance. Other operating expenses for the three month period ended June 30, 2002 were $1,422,000, a decrease of $45,000 or 3.1% from the $1,467,000 in other expenses for the same period in 2001. This decrease was primarily the result of a continuing expense reduction program.

Total other expenses for the six month period ended June 30, 2002 increased by $374,000 or 4.6% to $8,453,000 over total other expenses for the same period in 2001 of $8,079,000. Included in this increase was a $375,000 or 9.9% increase in salary and benefit expenses which were $4,158,000 in 2002 as compared to $3,783,000 in 2001 These increases were primarily due to general salary increases of approximately 4% and additional staff in the commercial lending, trust and wealth management and executive areas of the bank. Occupancy and equipment expenses were $1,308,000 for the six months ended June 30, 2002 and $1,260,000 for the six months ended June 30, 2001, an increase of $48,000 or 3.8%. The increase in occupancy expenses were related to renovations at some branches, rent increases and general maintenance. Other operating expenses for the six month period ended June 30, 2002 were $2,987,000, a decrease of $49,000 or 1.6% from the $3,036,000 in other expenses for the same period in 2001.

FINANCIAL CONDITION
Assets and Liabilities

Total assets at June 30, 2002 were $525,573,000, representing an increase of $60,429,000 or 13.0% over total assets of $465,144,000 at December 31, 2001.
Deposits increased by $38,514,000 or 10.1% from $379,886,000 on December 31, 2001 to $418,400,000 on June 30, 2002. Contributing to this increase in total deposits were increases in savings and money market deposits of $40,667,000, interest-bearing checking deposits of $3,074,000 and non-interest bearing checking deposits of $1,134,000, partially offset by a decrease in certificates of deposit over $100,000 of $4,008,000 and certificates of deposit less than $100,000 of $2,353,000. Loans outstanding at June 30, 2002 were $248,089,000 as compared to $225,757,000 at December 31, 2001. This was an increase of $22,332,000 or 9.9%. The increase in loans was primarily the result of an increase of $20,333,000 or 32.0% in commercial loans. Also contributing to the increase in outstanding loans was an increase in residential real estate loans of $1,404,000 and an increase in consumer loans of $595,000 or 0.6%. There were $1,249,000 of residential real estate loans identified as held-for-sale at June 30, 2002. There were $3,808,000 residential real estate loans held-for sale at December 31, 2001. The loan to deposit ratio was 59.3% at June 30, 2002 and 59.4% at December 31, 2001.

Allowance and Provision for Possible Loan Losses

The provision for possible loan losses is based on management's analysis of the adequacy of the allowance for possible loan losses. In its evaluation, management considers past loan experience, overall characteristics of the loan portfolio, current economic conditions and other relevant factors. Management currently believes that the allowance is adequate to absorb known and inherent losses in the loan portfolio. Ultimately, however, the adequacy of the allowance is largely dependent upon economic conditions which are beyond the scope of management's control.

For the first six months of 2002, the provision for possible loan losses was $761,000. Net charge offs were $481,000 for the six months ended June 30, 2002 compared with $440,000 for the six months ended June 30, 2001. The ratio of the allowance for possible loan losses to total loans at June 30, 2002 was 1.03% compared to 1.00% at December 31, 2001. The slightly higher ratio of the allowance for possible loan losses to total loans was the result of the increase in the provision for possible loan losses due to an increase in actual charge offs for the first six months of 2002, and the analysis by management of non-performing loans and the risks in the loan portfolio. The allowance for possible loan losses at June 30, 2002 totaled $2,544,000, an increase of $280,000 or 12.4% over the December 31, 2001 amount of $2,264,000.

At June 30, 2002, $14,000 of the allowance for possible loans losses was allocated to impaired loans.

Transactions in the allowance for possible loan losses were as follows:

                                             2002                 2001
                                       -------------------   -----------------

Balance, January 1,                           $ 2,264,000         $ 2,411,000
     Loans Charged-Off                           (583,000)           (482,000)
     Loans Recovered                              102,000              42,000
                                       -------------------   -----------------
          Net Loans Charged-Off                   481,000             440,000
     Provision Charged to Expense                 761,000             330,000
                                       -------------------   -----------------
Balance, June 30,                             $ 2,544,000         $ 2,301,000




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


Non-Performing Loans

                                             June 30,           December 31,          June 30,
                                               2002                 2001                2001
----------------------------------------------------------------------------------------------------
Non-accrual loans on a cash basis               $ 1,093,000           $ 1,019,000       $ 1,022,000
Non-accrual loans as a percentage
   of total loans                                     0.44%                 0.45%             0.46%
Accruing loans past due 90 days or more         $ 1,581,000           $ 2,185,000       $ 1,327,000
Accruing loans past due 90 days or more
   as a percentage of total loans                     0.64%                 0.97%             0.60%
Allowance for loan losses to
   nonperforming loans                               95.14%                70.66%            97.96%
Nonperforming loans to total loans                    1.08%                 1.42%             1.06%
Allowance for loan losses to total loans              1.03%                 1.00%             1.04%
----------------------------------------------------------------------------------------------------



There are no significant loans classified for regulatory purposes that have not been included in the above table of non-performing loans.

Total non-performing loans (non-accruing loans and loans past due over 90 days) amounted to $2,674,000 at June 30, 2002 as compared to $3,204,000 at December 31, 2001 and $2,349,000 at June 30, 2001. The ratio of non-performing loans to total loans was 1.08%, 1.42% and 1.06% at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. The decrease in this ratio from year end 2001 was primarily the result of a decrease in total non-performing loans due to collection efforts.

Non-accruing loans at June 30, 2002 of $1,093,000 increased from the December 31, 2001 amount of $1,019,000 and the June 30, 2001 level of $1,022,000. The amount of increase from December 31, 2001 to June 30, 2002 was $74,000. This increase was primarily the result of an increase in non-accrual residential real estate mortgages. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 2002, loans past due 90 days or more and still accruing interest were $1,581,000 compared to $2,185,000 at December 31, 2001 and $1,327,000 at June 30, 2001. The $604,000 decrease in loans past due 90 days from December 31, 2001 to June 30, 2002 was the result of decreases in commercial, mortgage and consumer loans past due 90 days or more.

Other Real Estate Owned

The Company did not hold any other real estate owned at June 30, 2002. This represents a decrease from the December 31, 2001, level of $93,000. This decrease resulted from the sale of one residential real estate property.

Investment Securities

The Company had $213,187,000 in available-for-sale securities at June 30, 2002 with a net unrealized gain of $641,000. At December 31, 2001,available-for-sale securities amounted to $181,302,000 with a net unrealized loss of $694,000.

During the six month period ended June 30, 2002, $48,244,000 of securities available-for-sale were sold for a net gain of $663,000 as compared to $10,824,000 of securities available-for-sale sold for a net gain of $225,000 during the same time period in 2001.

Held-to-maturity securities totaling $19,465,000 at June 30, 2002 are carried at amortized cost. At December 31, 2001, the held-to-maturity securities totaled $23,004,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at June 30, 2002, did not hold any securities identified as derivatives.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of June 30, 2002, the Company and the Bank met all capital adequacy requirements to which they were subject.

CAPITAL RATIOS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                Required                 To Be Well Capitalized
                                                                               For Capital               Under Prompt Corrective
                                                      Actual                Adequacy Purposes               Action Provisions
                                            --------------------------  --------------------------  ------------------------------
(Dollars in Thousands)
  At June 30, 2002                             Amount       Ratio          Amount       Ratio           Amount          Ratio
----------------------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 54,136       19.72%       $ 21,965        8.00%                 -
    Bank                                        $ 35,606       13.15%       $ 21,668        8.00%          $ 27,085        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 48,790       17.77%       $ 10,982        4.00%                 -
    Bank                                        $ 32,062       11.84%       $ 10,834        4.00%          $ 16,251         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                     $ 48,790        9.80%       $ 19,913        4.00%                 -
    Bank                                        $ 32,062        6.48%       $ 19,781        4.00%          $ 24,727         5.00%

----------------------------------------------------------------------------------------------------------------------------------
                                                                                Required                 To Be Well Capitalized
                                                                               For Capital               Under Prompt Corrective
                                                      Actual                Adequacy Purposes               Action Provisions
                                            --------------------------  --------------------------  ------------------------------
(Dollars in Thousands)
  At December 31, 2001                         Amount       Ratio          Amount       Ratio           Amount          Ratio
----------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 37,926       15.38%       $ 19,738        8.00%                 -
    Bank                                        $ 32,931       13.50%       $ 19,515        8.00%          $ 24,393        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 35,662       14.46%        $ 9,869        4.00%                 -
    Bank                                        $ 30,667       12.58%        $ 9,757        4.00%          $ 14,636         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                     $ 35,662        7.65%       $ 18,661        4.00%                 -
    Bank                                        $ 30,667        6.61%       $ 18,575        4.00%          $ 23,218         5.00%

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

At June 30, 2002, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $30,667,000, and securities maturing within one year totaled $3,079,000. At December 31, 2001, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $18,189,000, and securities maturing within one year were $8,050,000. Securities sold under an agreement to repurchase totaled $13,110,000 at June 30, 2002 and $8,380,000 at December 31, 2001. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $13,555,000 at June 30, 2002 and $891,000 at December 31, 2001. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were $2,000,000 in Federal funds sold at June 30, 2002. There were no Federal Funds sold at December 31, 2001.

The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000 at June 30, 2002, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at June 30, 2002 and December 31, 2001.

The Company had long-term debt from the Federal Home Loan Bank of Pittsburgh totaling $34,889,000 at June 30, 2002 and $34,804,000 at December 31, 2001. Of
the loans outstanding at June 30, 2002, $10,000,000 matures in August 2004, $5,000,000 matures in January 2007, $7,000,000 matures in October 2008, $12,000,000 matures in August 2010, $800,000 amortizes with monthly payments and matures in November 2016, and $89,000 amortizes with monthly payments and matures in February 2017. The interest rates associated with these loans are 6.06% fixed but may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points if LIBOR is 7.5% or higher, 4.45% fixed to December 2002 at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points if LIBOR is 7.5% or higher, 4.86% fixed to October 2003 at which time the rate may be converted at the option of the lender to a variable rate of LIBOR plus 15 basis points, 6.23% fixed to August 2001 at which time the rate may be converted at the option of the lender to three-month LIBOR plus 15 basis points if LIBOR is 8.0% or higher, 6.43% fixed, and 5.65% fixed, respectively. The loans are secured by the Bank's residential real estate loans and investment securities. These funds were borrowed to improve liquidity and to fund loans.

On June 3, 2002, the Company formed the statutory trust company, First Colonial Statutory Trust I (the "Statutory Trust I"), a wholly-owned Connecticut statutory business trust subsidiary of the Company, for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by the Company. On June 26, 2002, the Company issued $15,000,000 of subordinated debentures to Statutory Trust I and the Statutory Trust I issued $15,000,000 in pooled trust preferred securities. The subordinated debentures are the sole asset of the Statutory Trust. The Trust Preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (5.34% at June 30, 2002) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2032, and may be redeemed at the option of the Company on or after June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The net proceeds of the trust preferred securities are to be used to support the Company's growth and expansion plans and other general corporate purposes.

The Company's Employee Stock Ownership Plan (ESOP) has four loans outstanding totaling $1,235,000 at June 30, 2002 and December 31, 2001. The first loan with an outstanding principal balance of $240,000 is due in 2005. The second loan with an outstanding balance of $850,000 is due in 2018. The third loan with an outstanding balance of $65,000 is due in 2010. The fourth loan with an outstanding balance of $80,000 is due in 2005. The interest is due quarterly on these loans. Principal payments are made annually in October. The interest rate on these loans is at the Bank's prime rate (4.75% at June 30,2002 and December 31, 2001).

Cash flows for the six months ended June 30, 2002 consisted of cash used in investing activities of $69,541,000, offset in part by cash provided by operating activities of $11,631,000, and cash provided by financing activities of $57,743,000, resulting in a net decrease in cash and cash equivalents of $167,000.

Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $104,049,000 and $18,209,000, respectively, a net increase in loans of $31,060,000, a net increase in interest-bearing deposits with banks of $12,645,000, and a net purchase of premises and equipment of $149,000, partially offset by proceeds from sales of securities available-for-sale of $48,244,000, proceeds from the calls and maturities of securities available-for-sale of $26,291,000, proceeds from the calls and maturities of securities held-to-maturity of $21,775,000, and proceeds of $261,000 from the sale of other real estate owned.

Cash provided by operating activities was the result of net income for the first six-month period of $1,791,000, proceeds from the sale of residential real estate loans of $20,918,000, the provision for possible loan losses of $761,000, depreciation and amortization of $660,000, and amortization of security premiums and deferred fees on loans of $442,000 and $213,000, respectively, partially offset by residential mortgage loans originated for sale of $10,294,000, a net increase in other assets of $955,000, net gains on the sale of investment securities of $663,000, a decrease in accrued interest payable of $638,000, gains on the sale of residential mortgage loans of $197,000, a decrease in other liabilities of $177,000, the accretion of security discounts of $153,000, an increase in accrued interest income of $75,000, and a gain on the sale of other real estate owned of $2,000.

Cash provided by financing activities consisted principally of a net increase in interest and non-interest-bearing demand deposits and savings accounts of $44,875,000, proceeds from the issuance of trust preferred securities of $15,000,000, an increase in repurchase agreements of $4,730,000, proceeds from the issuance of common stock of $173,000, proceeds from the sale of treasury stock of $169,000, and an increase in long term debt of $85,000, partially offset by a decrease in certificates of deposit of $6,361,000, the payment of cash dividends of $777,000, the purchase of treasury stock of $146,000, and the $5,000 payment of cash in lieu of fractional shares as a result of the 5% stock dividend of May 2002.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholder's equity at June 30, 2002 was $37,866,000 as compared to $35,326,000 at December 31, 2001, for an increase of $2,540,000 or 7.2%. This increase resulted from net income of $1,791,000, an increase in accumulated other comprehensive income related to unrealized gains in securities available-for-sale of $1,335,000, the proceeds from sale of stock of $342,000, reduced in part by the payment of dividends of $782,000 ant the purchase of Treasury stock of $146,000.

On May 17, 2002 the Company paid its 2002 second quarter cash dividend on its common stock of $0.19 per share to shareholders of record on May 3, 2002. On May 31, 2002 the Company paid a 5.0% stock dividend to shareholders of record on May 17, 2002.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first six months of 2002, 7,358 shares of common stock were purchased from treasury stock at an average price of $22.97 per share for proceeds of approximately $169,000.

The Company has a Stock Option Plan adopted in 2001, which provides for the granting of options to acquire the Company's common stock for officers and key employees. During the first six months of 2002, options to purchase 128,375 shares of the Company's common stock at an average price of $21.12 per share were granted to certain officers. During the first half of 2002, 10,137 options were exercised under this Plan during the first six months of 2002 at an average price of $17.12 per share.




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

There have been no material changes in the Bank's assessment of its sensitivity to market risk since its presentation in the 2001 annual report to shareholders and its 2001 Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

                From time-to-time, the Company and the Bank are parties to routine litigation incidental to their business.

                Neither the Company, the Bank nor any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authorities.



ITEM 2. Changes in Securities and Use of Proceeds

                On June 3, 2002, the Company formed the statutory trust company, First Colonial Statutory Trust I (the "Statutory Trust I"), a wholly-owned Connecticut statutory business trust subsidiary of the Company, for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by the Company. On June 26, 2002, the Company issued $15,000,000 of subordinated debentures to Statutory Trust I and the Statutory Trust I issued $15,000,000 in pooled trust preferred securities. The subordinated debentures are the sole asset of the Statutory Trust. The Trust Preferred Securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (5.34% at June 30, 2002) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2032, and may be redeemed at the option of the Company on or after June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The net proceeds of the trust preferred securities are to be used to support the Company's growth and expansion plans and other general corporate purposes.

                The Trust Preferred Securities were issued without registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4
(2) of the Act.

ITEM 3. Defaults Upon Senior Securities

                None

ITEM 4. Submission of Matters to a Vote of Security Holders

                On May 2, 2002, the Company held it annual meeting of shareholders. At the annual meeting, the shareholders elected Gordon B. Mowrer and Maria Zumas Thulin as class 4 Directors of the Company to serve for a term of four years and until their successors are duly elected and qualified. The following is a tabulation of the vote for these directors.

                                                        Votes
                                                                 Withheld
                                             For                 Authority
                                       ----------------        --------------
Gordon B Mowrer                              1,724,840                13,142
Maria Zumas Thulin                           1,721,691                16,292

                The terms of the following directors continued after the annual meeting: Robert J. Bergren, Scott V. Fainor, Christian F. Martin, IV, Daniel B. Mulholland, Charles J. Peischl, John H. Ruhle, Jr. and Richard Stevens, III.


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


                                          FIRST COLONIAL GROUP, INC.


DATE:  August 14, 2002                    BY: /S/ SCOTT V. FAINOR
                                              -------------------
                                              SCOTT V. FAINOR
                                              PRESIDENT
                                              (PRINCIPAL EXECUTIVE OFFICER)


DATE:  August 14, 2002                    BY: /S/ REID. L. HEEREN
                                              -------------------
                                              REID L. HEEREN
                                              VICE PRESIDENT
                                              (PRINCIPAL FINANCIAL OFFICER)