Form 10-Q
period 2002-09-30
FIRST COLONIAL GROUP INC
filed 2002-11-13
CIK 714719

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ____________________________________
(Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         PENNSYLVANIA                                      23-2228154
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

     76 S. MAIN STREET, NAZARETH, PA                         18064
--------------------------------------------------------------------------------
 (Address of Principal Executive Office)

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

                            YES X                 NO
                               ---                   ---

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act.

                            YES                   NO  X
                               ---                   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,213,550 shares of common stock, $5 Par Value, outstanding on November 13, 2002.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES



                                      INDEX



PART 1  -  FINANCIAL INFORMATION                                        PAGE NO.

     ITEM 1  -       Financial Statements

         Consolidated Balance Sheet                                           2
         Consoliated Statement of Income                                      3
         Consolidated Statement of Changes in Shareholders' Equity            4
         Consolidated Statement of Cash Flows                                 5
         Notes to Consolidated Financial Statements                           6

     ITEM 2 -        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            9

     ITEM 3  -       Quantitative and Qualitative Discussion About            29
                     Market Risk
                                                                              29
     ITEM 4 -        Controls and Procedures


PART II  -  OTHER INFORMATION

     ITEM 1  -       Legal Proceedings                                        30

     ITEM 2  -       Changes in Securities and Use of Proceeds                30

     ITEM 3  -       Defaults Upon Senior Securities                          30

     ITEM 4  -       Submission of Matters to a Vote of Security Holders      30

     ITEM 5  -       Other Information                                        30

     ITEM 6  -       Exhibits and Reports on Form 8-K                         30


SIGNATURES                                                                    31

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in Thousands)

                                                                     (Unaudited)
                                                                       Sept. 30            Dec. 31
                                                                         2002                2001
                                                                      ---------           ---------
ASSETS
Total Cash and Cash Eqivalents                                        $  20,640           $  17,270
Interst-Bearing Deposits with Banks                                       1,845                 919
Investment Securities Held-to-Maturity
    (Fair Value: Sept. 30, 2002 $31,524
     Dec. 31, 2001 - $23,160)                                            31,026              23,004
  Securities Available-for-Sale at Fair Value                           235,330             181,302
  Mortgage Loans Held-for-Sale                                            1,476               3,808
  Total Loans, Net of Uneamed Discount                                  249,881             225,757
  LESS:  Allowance for Possible Loan Losses                              (2,919)             (2,264)
                                                                      ---------           ---------
  Net Loans                                                             246,962             223,493
  Premises and Equipment, Net                                             6,364               6,562
  Accrued Interest Income                                                 3,223               2,888
  Other Real Estate Owned                                                     1                  93
  Other Assets                                                            5,864               5,805
                                                                      ---------           ---------
    TOTAL ASSETS                                                      $ 552,731           $ 465,144
                                                                      ---------           ---------

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                                     $  65,490           $  57,931
    Interest-Bearing Deposits                                           379,381             321,955
                                                                      ---------           ---------
      Total Deposits                                                    444,871             379,886
  Securities Sold Under Agreements to Repurchase                         11,578               8,380
  Long-Term Debt                                                         34,887              34,804
  Guaranteed Preferred Beneficial Interests in
    Company's Subordinated Debentures                                    15,000                   -
  Accrued Interest Payable                                                2,724               3,949
  Other Liabilities                                                       4,002               2,799
                                                                      ---------           ---------
    TOTAL LIABILITIES                                                   513,062             429,818

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued                                  -                   -
  Common Stock, Par Value $5.00 a share
    Authorized - 10,000,000 shares
    Issued  - 2,213,413 shares at Sept. 30, 2002
    and 2,085,778  shares at Dec. 31, 2001                               11,067              10,429
  Additional Paid in Capital                                             20,667              18,304
  Retained Earnings                                                       7,717               8,581
Less: Treasury stock at cost: none at Sept. 30, 2002
   and 2,463 shares at Dec. 31, 2001                                          -                 (59)
Deferred Stock Compensation: 10,000 shares at Sept. 30, 2002
    and none at Dec. 31, 2001                                              (220)                  -
  Employee Stock Ownership Plan Debt                                     (1,235)             (1,235)
  Accumulated Other Comprehensive Income                                  1,673                (694)
                                                                      ---------           ---------

Total Shareholders' Equity                                               39,669              35,326
                                                                      ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 552,731           $ 465,144
                                                                      ---------           ---------

See accompanying notes to interim consolidated financial statements.

                          FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                     (Dollars in Thousands)
                                          (Unaudited)

                                                Three Months Ended        Nine Months Ended
                                              Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                2002         2001         2002         2001
                                              -------      -------      -------      -------
INTEREST INCOME:
   Interest and Fees on Loans                 $ 4,599      $ 4,498      $13,172      $14,262
   Investment Securities Income
     Taxable                                    2,504        2,426        7,262        7,126
     Tax-Exempt                                   554          454        1,480        1,293
   Interest on Deposits with Banks and
     Federal Funds Sold                            41           82          121          138
                                              -------      -------      -------      -------
        Total Interest Income                   7,698        7,460       22,035       22,819
                                              -------      -------      -------      -------
INTEREST EXPENSE:
   Interest on Deposits                         2,395        2,913        7,332        8,868
   Interest on Short-Term Borrowing                38           94          153          375
   Interest on Long-Term Debt                     512          492        1,517        1,508
   Inteest on Trust-Preferred Securities          205            -          216            -
                                              -------      -------      -------      -------
        Total Interest Expense                  3,150        3,499        9,218       10,751
                                              -------      -------      -------      -------
NET INTEREST INCOME:                            4,548        3,961       12,817       12,068
   Provision for Possible Loan Losses             475          125        1,236          455
                                              -------      -------      -------      -------
     Net Interest Income After Provision
        For Possible Loan Losses                4,073        3,836       11,581       11,613
                                              -------      -------      -------      -------
OTHER INCOME:
   Trust and Wealth Management Revenue            227          310          802          963
   Service Charges on Deposit Accounts            647          599        1,887        1,697
   Investment Securities Gains, Net               311          207          974          432
   Gain on the Sale of Mortgage Loans             568           84          765          187
   Other Operating Income                         165          202          584          534
                                              -------      -------      -------      -------
        Total Other Income                      1,918        1,402        5,012        3,813
                                              -------      -------      -------      -------
OTHER EXPENSES:
   Salaries and Employee Benefits               2,472        1,980        6,630        5,763
   Net Occupancy and Equipment Expense            634          617        1,942        1,877
   Other Operating Expenses                     1,562        1,483        4,549        4,519
                                              -------      -------      -------      -------
        Total Other Expenses                    4,668        4,080       13,121       12,159
                                              -------      -------      -------      -------

Income Before Income Taxes                      1,323        1,158        3,472        3,267
Provision for Income Taxes                        241          221          599          613
                                              -------      -------      -------      -------

NET INCOME                                    $ 1,082      $   937      $ 2,873      $ 2,654
                                              =======      =======      =======      =======
Per Share Data
     Basic Net Income                         $  0.51      $  0.44      $  1.34      $  1.26
                                              =======      =======      =======      =======
     Diluted Net Income                       $  0.50      $  0.44      $  1.31      $  1.26
                                              =======      =======      =======      =======
     Cash Dividends                           $  0.19      $  0.18      $  0.56      $  0.52
                                              =======      =======      =======      =======

See accompanying notes to interim financial statements.


FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands), (Unaudited)                                                                          Accumulated
                                                 Additional               Deferred                               Other
For the Nine Months Ended              Common     Paid-In    Retained      Stock       Treasury    ESOP      Comprehensive
Sept. 30, 2002                          Stock     Capital    Earnings   Compensation     Stock     Debt         Income       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          $ 10,429   $ 18,304    $ 8,581          -        $ (59)   $ (1,235)      $ (694)     $ 35,326

Comprehensive Income
   Net Income                                                  2,873                                                          2,873
   Change in Unrealized Securities
     Gains, Net                                                                                                 2,367         2,367
                                                                                                                          ----------
Total Comprehensive Income                                                                                                    5,240
Deferred Stock Compensation Issued
  (10,000 shares)                           50        170                  (220)                                                  -
Purchase of Treasury Stock
  (5,850 shares)                                                                        (146)                                  (146)
Sale of Treasury Stock under
  Dividend Reinvestment Plan
  (8,313 shares)                                      (13)                               205                                    192
Sale of Common Stock under
  Dividend Reinvestment Plan
  (3,141 shares)                            16         58                                                                        74
Sale of Common Stock under
  Stock Option Plans (9,651 shares)         48        125                                                                       173
Stock Dividend of 5% (104,843 shares)      524      2,023     (2,547)                                                             -
Cash in Lieu of Fractional Shares                                 (5)                                                            (5)
Cash Dividends Paid                                           (1,185)                                                        (1,185)
                                      --------- ---------- ---------- ---------- ------------  ----------  -----------    ----------
Balance at Sept. 30, 2002             $ 11,067   $ 20,667    $ 7,717     $ (220)         $ -    $ (1,235)     $ 1,673      $ 39,669

------------------------------------------------------------------------------------------------------------------------------------

                               FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                            Nine Months Ended
OPERATING ACTIVITIES                                                  Sept. 30, 2002     Sept. 30, 2001
                                                                      --------------     --------------
Net Income                                                               $   2,873       $   2,654
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Provision for Possible Loan Losses                                     1,236             455
      Depreciation and Amortization                                          1,000             925
      Accretion of Security Discounts                                         (243)           (297)
      Amortization of Security Premiums                                        775             252
      Amortization of Deferred Fees on Loans                                   336             218
      Gain on Sale of Other Real Estate Loans                                   (3)            (33)
      Mortgage Loans Originated for Sale                                   (21,317)        (19,261)
      Mortgage Loan Sales                                                   40,753          35,317
      Gain on Sale of Mortgage Loans                                          (765)           (187)
      Investment Securities Gains, Net                                        (974)           (432)
    Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Income                          (335)            716
      (Decrease) in Accrued Interest Payable                                (1,225)         (1,420)
      Net Increase in Other Assets                                            (574)         (2,516)
      Net Increase (Decrease) in Other Liabilities                             189          (1,708)
                                                                         ---------       ---------
Net Cash Provided By Operating Activities:                                  21,726          14,683
                                                                         ---------       ---------
INVESTING ACTIVITIES
Proceeds from Calls and Maturities of Securities Available-for-Sale         51,252          53,840
Proceeds from Calls and Maturities of Securities Held-to-Maturity           26,668           9,059
Proceeds from Sales of Securities Available-for-Sale                        68,539          16,549
Purchase of Securities Available-for-Sale                                 (172,503)        (83,774)
Purchase of Securities Held-to-Maturity                                    (31,975)        (11,033)
Net Increase in Interest Bearing Deposits With Banks                          (926)         (8,179)
Net Increase in Loans                                                      (41,625)        (15,446)
Purchase of Premises and Equipment, Net                                       (495)           (222)
Proceeds from Sale of Other Real Estate Owned                                  340             664
                                                                         ---------       ---------
Net Cash Used In Investing Activities                                     (100,725)        (38,542)
                                                                         ---------       ---------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest Bearing
  Demand Deposits and Savings Accounts                                      73,328          15,976
Net (Decrease) Increase in Certificates of Deposit                          (8,343)          4,880
Net Increase in Long-Term Debt                                                  83               -
Net Decrease in Short-Term Debt                                                  -          (5,695)
Net Increase in Repurchase Agreements                                        3,198           6,158
Proceeds from Issuance of Stock                                                247             244
Proceeds from Sale of  Treasury Stock                                          192               -
Purchase of Treasury Stock                                                    (146)              -
Proceeds From Issuance of Guaranteed Preferred
  Beneficial Interest in Company's Subordinated Debentures                  15,000               -
Cash Dividends Paid                                                         (1,185)         (1,105)
Cash Paid in Lieu of Fractional Shares                                          (5)             (2)
                                                                         ---------       ---------

Net Cash Provided by Financing Activities                                   82,369          20,456
                                                                         ---------       ---------

Increase (Decrease) in Cash & Cash Equivalents                               3,370          (3,403)
Cash and Cash Equivalents, January 1,                                       17,270          17,738
                                                                         ---------       ---------
Cash and Cash Equivalents, September 30,                                 $  20,640       $  14,335
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

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report for the year ended December 31, 2001

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has three wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897, First C. G. Company, Inc. founded in 1986, and First Colonial Statutory Trust I (the "Statutory Trust I") founded on June 3, 2002 (see Note E).

NOTE C  -  CASH  AND STOCK DIVIDENDS

On August 16, 2002, the Company paid its 2002 third quarter dividend on its common stock of $0.19 per share to shareholders of record on August 2, 2002. On August 17, 2001, the Company paid its 2001 third quarter dividend on its common stock of $0.18 per share (adjusted for the 5% stock dividend of May 2002) to shareholders of record on August 3, 2001.

On May 31, 2002, the Company paid a 5% stock dividend to shareholders of record on May 17, 2002. On June 22, 2001 the Company paid a 5% stock dividend to shareholders of record on June 4, 2001. Net income per share and average shares outstanding have been restated to reflect these 5% stock dividends.

NOTE D -  EARNINGS PER SHARE

The Company calculates earning per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". Basic and diluted earnings per share were calculated as follows:

For the Three Months Ended Sept. 30,                                     Average
                                                       Income             Shares          Per Share
                                                    (numerator)       (denominator)         Amount
                                                    --------------------------------------------------
2002
----------------------------------------------------
Net Income                                                $ 1,082

Basic Earnings Per Share
   Income Available to Common Shareholders                $ 1,082           2,131,695          $ 0.51

Effect of Dilutive Securities
   Stock Options                                                               46,834
                                                    --------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                       $ 1,082           2,178,529          $ 0.50
                                                    --------------------------------------------------

2001
----------------------------------------------------

Net Income                                                  $ 937

Basic Earnings Per Share
   Income Available to Common Shareholders                  $ 937           2,110,215          $ 0.44

Effect of Dilutive Securities
   Stock Options                                                                4,203
                                                    --------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                         $ 937           2,114,418          $ 0.44
                                                    --------------------------------------------------

For the Nine Months Ended Sept. 30,                                       Average
                                                        Income             Shares          Per Share
                                                     (numerator)        (denominator)        Amount
                                                    ---------------------------------------------------
2002
----------------------------------------------------

Net Income                                                 $ 2,873

Basic Earnings Per Share
   Income Available to Common Shareholders                 $ 2,873           2,151,655          $ 1.34

Effect of Dilutive Securities
   Stock Options                                                                41,195
                                                    ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                        $ 2,873           2,192,850          $ 1.31
                                                    ---------------------------------------------------

2001
----------------------------------------------------

Net Income                                                 $ 2,654

Basic Earnings Per Share
   Income Available to Common Shareholders                 $ 2,654           2,104,674          $ 1.26

Effect of Dilutive Securities
   Stock Options                                                                 3,102
                                                    ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                        $ 2,654           2,107,776          $ 1.26
                                                    ---------------------------------------------------


NOTE E - GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S SUBORDINATED DEBENTURES

On June 3, 2002, the Company formed the statutory trust company, First Colonial Statutory Trust I (the "Statutory Trust I"), a wholly-owned Connecticut statutory business trust subsidiary of the Company, for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by the Company. On June 26, 2002, the Company issued $15,000,000 of subordinated debentures to Statutory Trust I and the Statutory Trust I issued $15,000,000 in pooled trust preferred securities. The subordinated debentures are the sole asset of the Statutory Trust. The trust preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (5.34% at June 30, 2002) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2032, and may be redeemed at the option of the Company on or after June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The net proceeds of the trust preferred securities are to be used to support the Company's growth and expansion plans and for other general corporate purposes.

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and nine-month periods ended September 30, 2002.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to future loan and deposit volumes, future expansion plans and new branches, the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3
- Quantitative and Qualitative Discussion About Market Risk", statements as to litigation and the amount of reserves, statements as to trends, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, and results of litigation. These and other risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto) as described below.

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

The Company believes that the following accounting policies include estimates that are the most critical and could have the most potential impact on its results of operations.

The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on commercial loans, consumer loans and residential mortgage loans, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair value of the reporting units exceeds their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write-down the related good will to the proper carrying value. As of September 30, 2002, the Company determined that no impairment write-offs were necessary.

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

These and other significant accounting policies are described in Note A to the Company's 2001 financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Basic earnings per share for the three months ended September 30, 2002 were $0.51 as compared to $0.44 for the corresponding period in 2001. Diluted earnings per share for the three months ended September 30, 2002 were $0.50 as compared to $0.44 for the same period in 2001. Average basic shares outstanding during this three-month period were 2,131,695 in 2002 and 2,110,215 in 2001. Average diluted shares outstanding during the three-month period were 2,178,529 in 2002 and 2,114,418 in 2001. Basic earnings per share for the nine months ended September 30, 2002 were $1.34 as compared to $1.31 for the corresponding period in 2001. Diluted earnings per share for the nine months ended September 30, 2002 were $1.31 and $1.26 in 2002 and 2001, respectively. Average basic shares outstanding during this nine-month period were 2,151,655 in 2002 and 2,104,674 in 2001. Average diluted shares outstanding during the nine-month period were 2,192,850 in 2002 and 2,107,776 in 2001. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on May 31, 2002. (see Note D)

The net income for the three months ended September 30, 2002 was $1,082,000 compared to $937,000 for the same period in 2001. This was an increase of $145,000 or 15.5%. The earnings increase was attributable in part to an increase in net interest income of $587,000 or 14.8% (see discussion on Net Interest Income), a $484,000 increase in the gains on the sale of mortgage loans, a $104,000 increase in the gains on the sale of available-for-sale securities and a $48,000 increase in service charges on deposit accounts. These were offset in part by an increase in operating expenses of $588,000 or 14.4%, an increase of $350,000 in the provision for loan losses, and a decrease of $83,000 in Trust and Wealth Management revenues, a decrease of $37,000 in other operating income and an increase of $20,000 in Federal income taxes.

Net income for the nine months ended September 30, 2002 was $2,873,000 compared to $2,654,000 for the same period in 2001, an increase of $219,000 or 8.3%. The earnings increase was primarily attributable to an increase of $749,000 or 6.2% in net interest income, an increase of $578,000 in gains on the sale of mortgage loans, an increase of $542,000 in the gains on the sale of available-for-sale securities, an increase of $190,000 in service charges on deposit accounts, an increase in other operating income of $50,000, and a $14,000 reduction in Federal income taxes. These were partially offset by a $962,000 or 7.9% increase on total other expenses, a $781,000 increase in the provision for possible loan losses, and a $161,000 decrease in Trust and Wealth Management revenues.

Net Interest Income

Net interest income amounted to $4,548,000 for the three months ended September 30, 2002 compared to $3,961,000 for the three months ended September 30, 2001, an increase of $587,000 or 14.8%. This increase was primarily the result of increases in interest earned on loans and investments and decreases in interest paid on deposits and debt. The total interest income earned on loans and investments amounted to $7,698,000 for the third quarter of 2002, an increase of $238,000 or 3.2% over the $7,460,000 earned in the same period in 2001. The total interest expense paid on deposits and debt was $3,150,000 and $3,499,000 for the three-month period ended September 30, 2002 and 2001, respectively. This was a decrease in third quarter of

2002 from 2001 of $349,000 or 10%. The increase in interest income was primarily due to higher volume of loans and investments. The decrease in interest expense was primarily the result of declining interest rates.

Net interest income for the nine months ended September 30, 2002 was $12,817,000 compared to $12,068,000 for the same period in 2001. This was an increase of $749,000 or 6.2%. The interest income earned on loans and investments during the first nine months of 2002 was $22,035,000, which was $784,000 or 3.4% lower than the 2001 amount of $22,819,000. Total interest expense for the nine-month period was $9,218,000 and $10,751,000 in 2002 and 2001, respectively. The decrease in interest expense in 2002 from 2001 was $1,533,000 or 14.3%. These decreases were primarily due to declining interest rates offset in part by increased volumes of deposits and debt.

The fully taxable-equivalent net interest income was $13,625,000 for the first nine months of 2002, compared to $12,776,000 for the same period in 2001, a 6.6% or $849,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $2,415,000 increase related to volume partially reduced by a $1,566,000 decrease due to lower interest rates.

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the nine months ended September 30, 2002 as compared to the same period in 2001, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. Non-accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

The following table sets forth a "Rate/Volume Analysis" for the nine months ended September 30, 2002. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                                        RATE / VOLUME ANALYSIS
                                        (Dollars in Thousands)
                                              (Unaudited)

                                                                 Nine Months Ended
                                                                September 30, 2002
                                                                   Over / (Under)
                                                                 September 30, 2001

                                                                     CHANGE DUE TO:
                                                       TOTAL             RATE             VOLUME
                                                   --------------------------------------------------
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks                       $ (16)           $ (152)            $ 136
Federal Funds Sold                                            (1)              (10)                9
Investment Securities                                        418            (1,512)            1,930
Loans                                                     (1,085)           (1,954)              869
                                                   --------------    --------------    --------------
Total Interest Income                                     $ (684)          $(3,628)          $ 2,944
                                                   --------------    --------------    --------------

INTEREST EXPENSE
Demand Deposits, Money Market, Savings & Clubs             $ 213            $ (415)            $ 628
Time Deposits and CD's over $100,000                      (1,749)           (1,741)               (8)
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase                      (137)              (85)              (52)
Short-Term Borrowings                                        (85)               (7)              (78)
Long-Term Borrowings                                           9               (30)               39
Guaranteed Preferred Beneficial Interests
  in Company's Subordinated Debentures                       216                 -               216
                                                   --------------    --------------    --------------
Total Interest Expense                                    (1,533)           (2,278)              745
                                                   --------------    --------------    --------------

Net Increase (Decrease) in Interest Income                 $ 849           $(1,350)          $ 2,199
                                                   ==============    ==============    ==============

Total taxable-equivalent interest income for the nine months ended September 30, 2002 declined by $684,000 or 2.8% compared to the same period in 2001, primarily the result of lower interest rates earned on loans and investments offset in part by higher volumes. Interest income from loans on a fully taxable equivalent basis was $1,085,000 or 7.6% lower during the nine months ended September 30, 2002 as compared to the same period in 2001. This decrease was comprised of a $1,954,000 decrease due to lower interest rates reduced in part by an $869,000 increase due to growth in average loans outstanding. Income from investment securities for the nine months ended September 30, 2002 increased $418,000 or 4.6% over the same period in 2001. This was comprised of a $1,930,000 increase due to a higher volume of investments reduced in part by a $1,512,000 decrease due to lower interest rates. Average year-to-date earning assets increased to $473,598,000 at September 30, 2002 from $415,469,000 at September 30, 2001, a
$58,129,000 or 14% increase.

Total interest expense decreased by $1,533,000 or 14.3% during the first nine months of 2002, over the same period in 2001. This decline was principally the result of lower interest rates paid on deposits and debt partially offset by growth in deposits and the new subordinated debentures. Interest expense attributed to time deposits and certificates of deposit over $100,000 decreased $1,749,0000 or 25.1% during the first nine months of 2002, over the first nine months of 2001. This was comprised of a $1,741,000 decrease due to lower interest rates and an $8,000 decrease due to lower balances. The interest expense on demand, savings, money market and club deposits increased $213,000 during the first nine months of 2002, over the first nine months of 2001. This was comprised of a $628,000 increase due to growth in these deposit balances reduced in part by a $415,000 decrease due to lower rates paid on these deposits. The increase in deposits was used to finance the earning asset growth. Also affecting interest expense was the $216,000 of interest paid on $15,000,000 of subordinated debentures ("Trust Preferred") issued on June 26, 2002.

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

                                             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                                                       (Dollars in Thousands)
                                                             (Unaudited)

Nine Months Ended, Sept. 30,                                     2002                                         2001
                                            ------------------------------------------   -------------------------------------------
                                                              Interest      Average                          Interest       Average
                                               Average         Income/       Yield/          Average          Income/       Yield/
                                               Balance         Expense        Rate           Balance          Expense        Rate
                                            ------------------------------------------   -------------------------------------------
ASSETS:
INTEREST-EARNING ASSETS
Interest-Bearing Deposits with Banks               $ 9,518          $ 112        1.57%           $ 4,618            $ 128      3.70%
Federal Funds Sold                                     791              9        1.52                425               10      3.14
Investment Securities
     Taxable                                       180,555          7,262        5.36            147,097            7,126      6.46
     Non-Taxable (1)                                41,977          2,242        7.12             36,440            1,960      7.17
Loans (1) (2)                                      243,215         13,218        7.25            229,286           14,303      8.32
Reserve for Loan Losses                             (2,458)             -           -             (2,397)               -         -
                                            --------------- --------------               ---------------- ----------------
Net Loans                                          240,757         13,218        7.32            226,889           14,303      8.41
                                            --------------- --------------               ---------------- ----------------
     Total Interest-Earning Assets                 473,598         22,843        6.43            415,469           23,527      7.55
Non-Interest Earning Assets                         27,919              -           -             29,614                -         -
                                            --------------- --------------               ---------------- ----------------
     TOTAL ASSETS, INTEREST INCOME               $ 502,517         22,843        6.07          $ 445,083           23,527      7.05
                                            =============== --------------               ================ ----------------

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
     Demand Deposits                              $ 58,196            293        0.67           $ 55,180              396      0.96
     Money Market Deposits                          53,330          1,047        2.62             17,431              418      3.20
     Savings & Club Deposits                        71,850            765        1.42             65,079            1,078      2.21
     CD's over $100,000                              7,511            184        3.27              5,622              233      5.52
     All Other Time Deposits                       160,269          5,043        4.20            162,341            6,743      5.54
                                            --------------- --------------               ---------------- ----------------
       Total Interest-Bearing Deposits             351,157          7,332        2.78            305,654            8,868      3.87
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase              10,501            149        1.89             12,822              286      2.97
Short-Term Debt                                        294              4        1.81              2,336               89      5.09
Long-Term Debt                                      34,874          1,517        5.80             34,000            1,508      5.91
Guaranteed Preferred Beneficial Interests
     in Company's Subordinated Debentures            5,220            216        5.52                  -                -         -
                                            --------------- --------------               ---------------- ----------------
       Total Interest-Bearing Liabilities          402,046          9,218        3.06            354,812           10,751      4.04

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits                       55,831              -           -             47,658                -         -
Other Liabilities                                    6,761              -           -              7,983                -         -
                                            --------------- --------------               ---------------- ----------------
       TOTAL LIABILITIES                           464,638          9,218        2.65            410,453           10,751      3.49
       SHAREHOLDERS' EQUITY                         36,879              -           -             34,630                -         -
                                            --------------- --------------               ---------------- ----------------
       TOTAL LIABILITIES AND EQUITY              $ 501,517          9,218        2.45          $ 445,083           10,751      3.22
                                            =============== --------------               ================ ----------------

NET INTEREST INCOME                                              $ 13,625                                        $ 12,776
                                                            ==============                                ================

     Net Interest Spread (3)                                                     3.37                                          3.51
     Effect of Interest-Free Sources
       Used to Fund Earnings                                                     0.47                                          0.59
     Net Interest Margin (4)                                                     3.84%                                         4.10%
                                                                           ===========                                     ========

(1)  The indicated interest income and average yields are presented on a taxable equivalent basis. The tax equivalent adjustments included above are $808,000 and $708,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.
(2)  Loan fees of $(121,000) and $(82,000) for the nine months ended September 30, 2002 and September 30, 2001, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $3,665,000 and
     $2,357,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively.
(3)  Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4)  Net interest margin is computed by dividing annualized net interest income by average interest-earning assets.

The net interest margin of 3.84% for the nine-month period ended September 30, 2002, decreased from the 4.10% net interest margin for the first nine months of 2001. The yield on interest earning assets was 7.32% during the first nine months of 2002 as compared to 7.55% in 2001. The average interest rate paid on interest bearing deposits and other borrowings was 3.06% for the first nine months of 2002 as compared to 4.04% in 2001.

Other Income and Other Expenses

Other income for the three months ended September 30, 2002, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans, net securities gains and other miscellaneous income was $1,918,000 as compared to $1,402,000 for the same period in 2001. This was an increase of $516,000 or 36.8%. This increase was the result of the increased gains on the sale of mortgage loans, increased gains on the sale of securities available-for-sale, and increases in service charges, reduced in part by a decline in trust and wealth management revenues and other miscellaneous income. In the three month period ended September 30, 2002, the gains on the sale of mortgage loans amounted to $568,000 as compared to gains of $84,000 for the same period in 2001. This was an increase of $484,000. Mortgage loan sales amounted to $19,835,000 during the three-month period ended September 30, 2002 as compared to $8,166,000 during the same period in 2001. The net gains on securities available-for-sale for the three-month period ended September 30 were $311,000 in 2002 and $207,000 in 2001. This was an increase of $104,000 or
50.2%. Service charges were $647,000, during the three months ended September 30, 2002, a $48,000 or 8% increase over the 2001 amount of $599,000. The increase in service charges was due to growth in checking accounts. The trust and wealth management revenues were $227,000 for the three months ended September 30, 2002 as compared to $310,000 for the three months ended September 30, 2001, a decrease of $83,000 or 26.8%. The revenue from trust and wealth management operations decreased as a result of a reduction in the market values of securities on which trust fees are assessed. Other miscellaneous income for the three months ended September 30, 2002 was $165,000, a decrease of $37,000 or 18.3% compared to $202,000 for the same period in 2001.

Other income for the nine months ended September 30, 2002, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans, net securities gains and other miscellaneous income was $5,012,000 as compared to $3,813,000 for the same period in 2001. This was an increase of $1,199,000 or 31.4%. In the nine-month period ended September 30, 2002, service charges were $1,887,000, a $190,000 or 11.2% increase over the 2001 amount of $1,697,000. The increase in service charge income was the result of a higher number of checking account customers. The gains on the sale of mortgage loans were $765,000 during the first nine months of 2002 compared to gains of $187,000 in the first nine months of 2001. This was an increase of $578,000. Mortgage loan sales amounted to $40,753,000 and $35,317,000 in the first nine months of 2002 and 2001, respectively. The increase in the mortgage sales gains was the result of lower interest rates and a higher volume of mortgage sales. The net gains on securities available-for-sale for the first nine months of 2002 was $974,000 as compared to $432,000 for the first nine months of 2001. This was an increase of $542,000. Other operating income was $584,000 for the first nine months of 2002 as compared to $534,000 for the same period in 2001. This was an increase of $50,000 or 9.4%. The revenues from the trust and wealth management operations were $802,000 for the nine months ended September 30, 2002 as compared to $963,000 for the nine months ended September 30, 2001, a decrease of $161,000 or 16.7%. This decrease was the result of the lower market values of the assets on which these fees are based.

Total other expenses for the three-month period ended September 30, 2002 were $4,668,000 as compared to $4,080,000 for the same period in 2001. This was an increase of $588,000 or 14.4%. This increase was the result of an increase of $492,000 or 24.8% in salary and benefit expenses, which were $2,472,000 in 2002 as compared to $1,980,000 in 2001. This increase was primarily the result of general salary increases of approximately 4%, the payment of higher commissions and incentives to certain loan officers as a result of increased new loan business and the addition of staff in the commercial loan, trust and wealth management and executive areas of the Bank. Occupancy and equipment expenses were $634,000 for the three months ended September 30, 2002 and $617,000 for the three months ended September 30, 2001, an increase of $17,000 or 2.8%. The increase in occupancy expenses was related to rent increases at some branches and purchases of some new computer equipment. Other operating expenses for the three-month period ended September 30, 2002 were $1,562,000, an increase of $79,000 or 5.3% from the $1,483,000 for the same period in 2001.

Total other expenses for the nine-month period ended September 30, 2002 increased by $962,000 or 7.9% to $13,121,000 over total other expenses for the same period in 2001 of $12,159,000. Included in this increase was an $867,000 or 15% increase in salary and benefit expenses which were $6,630,000 in 2002 as compared to $5,763,000 in 2001. These increases were primarily due to general salary increases of approximately 4% and the additions to staff and increases in commissions and incentives. Occupancy and equipment expenses were $1,942,000 for the nine months ended September 30, 2002 and $1,877,000 for the nine months ended September 30, 2001, an increase of $65,000 or 3.5%. The increase in occupancy expenses was related to rent increases, general maintenance and new equipment. Other operating expenses for the nine-month period ended September 30, 2002 were $4,549,000, an increase of $30,000 or 0.7% from the $4,519,000 in other expenses for the same period in 2001.

FINANCIAL CONDITION
Assets and Liabilities

Total assets at September 30, 2002 were $552,731,000, representing an increase of $87,587,000 or 18.8% over total assets of $465,144,000 at December 31, 2001.
Deposits increased by $64,985,000 or 17.1% from $379,886,000 on December 31, 2001 to $444,871,000 on September 30, 2002. Contributing to this increase in total deposits were increases in savings and money market deposits of $61,878,000, non-interest bearing checking deposits of $7,559,000 and interest bearing checking deposits of $3,891,000, partially offset by a decrease in certificates of deposit over $100,000 of $7,357,000, and certificates of deposit under $100,000 of $986,000. Loans outstanding at September 30, 2002 were $249,881,000 as compared to $225,757,000 at December 31, 2001. This was an increase of $24,124,000 or 10.7%. The increase in loans was primarily the result of an increase of $33,005,000 or 51.9% in commercial loans and an increase of $1,189,000 or 1.1% in consumer loans. These increases were offset in part by a decrease in residential real estate loans of $10,070,000 or 17.8%. The reduction in residential real estate loans was the result of the sale of $40,753,000 of these loans during the nine-month period of 2002. There were $1,476,000 of residential real estate loans identified as held-for-sale at September 30, 2002. There were $3,808,000 residential real estate loans held-for sale at December 31, 2001. The loan to deposit ratio was 56.2% and 59.4% at September 30, 2002 and December 31, 2001, respectively.

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

The provision for possible loan losses was $1,236,000 for the first nine months of 2002 as compared to $455,000 for the same period in 2001. Net charge offs were $581,000 for the nine months ended September 30, 2002 compared with $520,000 for the nine months ended September 30, 2001. The ratio of the allowance for loan losses to total loans was 1.17% at September 30, 2002 and 1.00% at December 31, 2001. The higher ratio of the allowance for possible loan losses to total loans was the result of the increase in the provision for possible loan losses due to an increase of actual charge offs for the nine months of 2002 and the analysis by management of non-performing loans and the other risks in the loan portfolio. The allowance for possible loan losses at September 30, 2002 totaled $2,919,000, an increase of $655,000 or 28.93% over the December 31, 2001 amount of $2,264,000.

At September 30, 2002, $8,000 of the allowance for possible loans losses was allocated to impaired loans.


Transactions in the allowance for loan losses were as follows:

                                              2002              2001
                                         --------------    -------------

Balance, January 1,                         $2,264,000       $2,411,000
Loans Charged Off                             (772,000)        (666,000)
Loans Recovered                                191,000          146,000
                                         --------------    -------------
  Net Loans Charged Off                       (581,000)        (520,000)

Provision Charged to Expenses                1,236,000          455,000
                                         --------------    -------------
Balance, September 30,                      $2,919,000       $2,346,000
                                         ==============    =============

Non-Performing Loans

The following discussion relates to the Bank's non-performing loans, which consist of those on a non-accrual basis, and accruing loans which are past due ninety days or more.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection effort, that the borrower's financial condition is such that the collection of interest is doubtful. The Company views these loans as non-accrual, but considers the principal substantially collectible because adequate collateral or other resources protect the loans. Interest on these loans is recognized only when received. The following table shows the balance of non-performing loans for each of the periods indicated.

                                                        Sept. 30,          December 31,        Sept. 30,
                                                          2002                 2001              2001
--------------------------------------------------------------------------------------------------------

Non-accrual loans on a cash basis                      $ 944,000           $ 1,019,000        $ 913,000
Non-accrual loans as a percentage
   of total loans                                          0.38%                 0.45%            0.41%
--------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more               $1,864,000           $ 2,185,000      $ 1,038,000
Accruing loans past due 90 days or more
   as a percentage of total loans                          0.75%                 0.97%            0.47%
--------------------------------------------------------------------------------------------------------
Total nonperforming loans
   (Non-accrual loans plus accruing loans
      past due 90 days or more)                       $2,808,000           $ 3,204,000      $ 1,951,000
Allowance for loan losses to
   nonperforming loans                                   103.95%                70.66%          120.25%
Nonperforming loans to total loans                         1.12%                 1.42%            0.88%
Allowance for loan losses to total loans                   1.17%                 1.00%            1.06%
--------------------------------------------------------------------------------------------------------



Total non-performing loans (non-accruing loans and loans past due over 90 days) amounted to $2,808,000 at September 30, 2002 as compared to $3,204,000 at December 31, 2001 and $1,951,000 at September 30, 2001. The ratio of non-performing loans to total loans was 1.12%, 1.42% and 0.88% at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. The decrease in this ratio is primarily the result of a decrease in total non-performing loans due to collection efforts. Also affecting this ratio was an increase in loans outstanding (see discussion on "Assets and Liabilities").

Non-accruing loans at September 30, 2002 of $944,000 decreased from the December 31, 2001 amount of $1,019,000 and increased over the September 30, 2001 level of $913,000. The amount of decrease from December 31, 2001 to September 30, 2002 was $75,000. This decrease was primarily the result of collection efforts. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of September 30, 2002, loans past due 90 days or more and still accruing interest were $1,864,000 compared to $2,185,000 at December 31, 2001 and $1,038,000 at September 30, 2001. The $321,000 decrease in loans past due 90 days from December 31, 2001 to September 30, 2002 was the result of decreases in mortgage and consumer loans past due 90 days or more.

The Bank also had certain loans that are performing as agreed as to both interest and principal which are classified by the Bank with certain credit weaknesses. These loans totaled $1,733,000 at September 30, 2002, $1,503,000 at December 31, 2001 and $2,023,000 at September 30, 2001.

Other Real Estate Owned

Other Real Estate Owned at September 30, 2002 of $1,000 decreased from the December 31, 2001 level of $93,000. This $92,000 decrease resulted from the sale of a residential real estate property.

Investment Securities

The Company had $235,000,000 in available-for-sale securities at September 30, 2002 with a net unrealized gain of $1,673,000. At December 31, 2001 available-for-sale securities amounted to $181,302,000 with a net unrealized loss of $694,000.

During the nine-month period ended September 30, 2002, $68,539,000 of securities available-for-sale were sold for a net gain of $989,000 as compared to $16,549,000 of securities available-for-sale sold for a net gain of $432,000 for the same time period in 2001. Most of the securities sold were longer term agency mortgage-backed bonds and longer term municipal bonds. These securities were replaced with shorter-term agency mortgage-backed securities. The purpose of these sales was to shorten the investment portfolio and reduce the Company's interest rate risk.

Held-to-maturity securities totaling $31,026,000 at September 30, 2002 are carried at amortized cost. At December 31, 2001, the held-to-maturity securities totaled $23,004,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at September 30, 2002, did not hold any securities identified as derivatives.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The $15 million of trust preferred securities issued by Statutory Trust I are included in Tier 1 capital. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of September 30, 2002, the Company and the Bank met all capital adequacy requirements to which they were subject.

CAPITAL RATIOS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Required                  To Be Well Capitalized
                                                                                For Capital                Under Prompt Corrective
                                                      Actual                  Adequacy Purposes               Action Provisions
                                            --------------------------   --------------------------  ------------------------------
(Dollars in Thousands)
  At September 30, 2002                        Amount       Ratio           Amount       Ratio           Amount          Ratio
-----------------------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 55,416       19.31%        $ 22,959        8.00%                -
    Bank                                        $ 46,264       16.37%        $ 22,608        8.00%          $ 28,261        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 49,996       17.42%        $ 11,480        4.00%                -
    Bank                                        $ 42,345       14.98%        $ 11,304        4.00%          $ 16,956         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                     $ 49,996        9.40%        $ 21,269        4.00%                 -
    Bank                                        $ 42,345        8.00%        $ 21,164        4.00%          $ 26,455         5.00%

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Required                To Be Well Capitalized
                                                                                 For Capital              Under Prompt Corrective
                                                      Actual                  Adequacy Purposes              Action Provisions
                                            --------------------------   --------------------------  ------------------------------
(Dollars in Thousands)
  At December 31, 2001                         Amount       Ratio           Amount       Ratio           Amount          Ratio
-----------------------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 37,926       15.38%        $ 19,738        8.00%                 -
    Bank                                        $ 32,931       13.50%        $ 19,515        8.00%          $ 24,393        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 35,662       14.46%         $ 9,869        4.00%                 -
    Bank                                        $ 30,667       12.58%         $ 9,757        4.00%          $ 14,636         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                     $ 35,662        7.65%        $ 18,661        4.00%                 -
    Bank                                        $ 30,667        6.61%        $ 18,575        4.00%          $ 23,218         5.00%

-----------------------------------------------------------------------------------------------------------------------------------

The Company is not aware of any trends, events or uncertainties that will have a material adverse effect on the Company's liquidity, capital resources or operations, except for higher interest rates which could cause deposit disintermediation and an increase in interest expense and the possibility of inflationary trends, the results of which cannot be determined at this time. The Company is not under any agreement with the regulatory authorities nor is it aware of any current recommendation by regulatory authorities, which, if they were implemented, would have a material adverse effect on liquidity, capital resources, or the operations of the Company.

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

 At September 30, 2002, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $22,485,000, and securities maturing within one year totaled $1,008,000. At December 31, 2001, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $18,189,000, and securities maturing within one year were $8,050,000. Securities sold under an agreement to repurchase totaled $11,578,000 at September 30, 2002 and $8,380,000 at December 31, 2001. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $1,460,000 at September 30, 2002 and $891,000 at December 31, 2001. These
 deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were $2,000,000 in Federal funds sold at September 30, 2002. There were no Federal Funds sold at December 31, 2001.

The Federal Home Loan Bank of Pittsburgh provided the Bank with a line of credit in the amount of $25,000,000 at September 30, 2002, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at September 30, 2002 and December 31, 2002.

The Company had long-term debt from the Federal Home Loan Bank of Pittsburgh totaling $34,887,000 at September 30, 2002 and $34,804,000 at December 31, 2001.
The loans are secured by the Bank's residential real estate loans and investment securities. These funds were borrowed to improve liquidity and to fund real estate loans.

The loans outstanding are as follows:

-------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousand)
-------------------------------------------------------------------------------------------------------------------------
                                Balance at:           Balance at:
         Date                  September 30,          December 31,               Due                Interest
      Originated                    2002                  2001                  Date                  Rate
------------------------    ---------------------   ----------------   ------------------------   --------------

      August 1999                       $ 10,000           $ 10,000          August 2004              6.06%     (1)

     December 2001                         5,000              5,000         January 2007              4.45%     (2)

     October 1998                          7,000              7,000         October 2008              4.86%     (3)

      August 2000                         12,000             12,000          August 2010              6.23%     (4)

     November 2001                           798                804         November 2016             6.43%     (5)

     February 2002                            89                  -         February 2017             5.65%     (5)
                            ---------------------   ----------------

                                        $ 34,887           $ 34,804
                            =====================   ================

-------------------------------------------------------------------------------------------------------------------------


(1)  The interest rate on this loan may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month LIBOR is 7.5% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.

(2)  The interest rate on this loan is fixed until December, 2002, after which the interest rate may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month
     LIBOR is 7.5% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.

(3)  The interest rate on this loan is fixed until October, 2003, after which the interest rate may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.

(4)  The interest rate on this loan may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month LIBOR is 8% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.

(5)  The interest rate on this loan is fixed until maturity. This loan amortizes with monthly principal and interest payments.

On June 3, 2002, the Company formed the statutory trust company, First Colonial Statutory Trust I (the "Statutory Trust I"), a wholly-owned Connecticut statutory business trust subsidiary of the Company, for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by the Company. On June 26, 2002, the Company issued $15,000,000 of subordinated debentures to Statutory Trust I and the Statutory Trust I issued $15,000,000 in pooled trust preferred securities. The subordinated debentures are the sole asset of the Statutory Trust. The Trust Preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (5.24% at September 30, 2002) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The interest expense was $205,000 for the three months ended September 30, 2002 and $216,000 for the nine-month period. The trust preferred securities mature in June 2032, and may be redeemed at the option of the Company on or after June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The net proceeds of the trust preferred securities are to be used to support the Company's growth and expansion plans and other general corporate purposes.

The Company's Employee Stock Ownership Plan (ESOP) has four loans outstanding totaling $1,235,000 at September 30, 2002 and December 31, 2001. The first loan with an outstanding principal balance of $240,000 is due in 2005. The second loan with an outstanding balance of $850,000 is due in 2018. The third loan with an outstanding balance of $65,000 is due in 2010. The fourth loan with an outstanding balance of $80,000 is due in 2005. The interest is due quarterly on these loans. Principal payments are made annually in October. The interest rate on these loans is at the Bank's prime rate (4.75% at September 30, 2002 and December 31, 2001).

Cash flows for the nine months ended September 30, 2002 consisted of cash provided by operating activities of $21,726,000 and cash provided by financing activities of $82,369,000 offset in part by cash used in financing activities of $100,725,000. The result was a net increase in cash and cash equivalents of $3,370,000.

Cash provided by operating activities was the result of net income of $2,873,000, proceeds from the sale of residential real estate loans of $40,753,000, the provision for possible loan losses of $1,236,000, depreciation and amortization of $1,000,000, amortization of security premiums of $775,000 and amortization of deferred fees on loans of $336,000. These were offset in party by mortgage loans originated for sale of $21,317,000, a decrease in accrued interest payable of $1,225,000, net gains on the sale of investment securities of $974,000, gains on the sale of residential real estate loans of $765,000, a net increase in other assets of $574,000, an increase in accrued interest income of $335,000 and accretion of security discounts of $243,000.

Cash provided by financing activities consisted principally of a net increase in interest and non-interest bearing demand deposits and savings accounts of $73,328,000, proceeds from the issuance of trust preferred securities of $15,000,000, an increase in repurchase agreements of $3,198,000, proceeds from the issuance of stock of $247,000, proceeds from the sale of Treasury stock of $192,000, and an increase in long-term debt of $83,000. These were partially offset by a decrease in certificates of deposit of $8,343,000, the payment of cash dividends of $1,185,000, the purchase of Treasury stock of $146,000 and the $5,000 payment of cash in lieu of fractional shares as a result of the 5% stock dividend of May 2002.

Cash was used in investing activities for the purchase of securities available-for-sale and held-to-maturity of $172,503,000 and $31,975,000, respectively, a net increase in loans of $41,625,000, an increase in interest bearing deposits with banks of $926,000 and purchase of premises and equipment of $495,000. These were partially offset by proceeds from the sales of securities available-for-sale of $68,539,000, proceeds from calls and maturities of securities available-for-sale of $51,252,000, proceeds from calls and maturities of securities held-to-maturity of $26,668,000 and proceeds from the sale of other real estate owned of $340,000.

During the third quarter, the Bank received final approval to begin construction of a full service branch at its current ATM location on Route 248 in Lower Nazareth Township, Northampton County, Pennsylvania. It is expected that this branch will open in the first quarter of 2003. In addition, the Bank has acquired land for a future branch on Freemansburg Avenue in Bethlehem Township, Northampton County, Pennsylvania. The Bank continues to investigate possible locations for additional branches.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at September 30, 2002 was $39,669,000 as compared to $35,326,000 at December 31, 2001, for an increase of $4,343,000 or 12.3%. This increase resulted from net income of $2,873,000, an increase in accumulated other comprehensive income related to unrealized gains in securities available-for-sale of $2,367,000, the proceeds from the sale of stock of $439,000, reduced in part by the payment of dividends of $1,190,000 and the purchase of Treasury stock of $146,000.

On August 16, 2002 the Company paid its 2002 third quarter cash dividend on its common stock of $0.19 per share to shareholders of record on August 2, 2002. On May 31, 2002 the Company paid a 5% stock dividend to shareholders of record on May 17, 2002.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. During the first nine months of 2002, 3,141,shares of common stock were purchased from authorized and unissued shares at an average price of $23.48 per share for proceeds of approximately $74,000. Also during the first nine months of 2002, 8,702 shares of common stock were purchased from Treasury stock at an average price of $22.06 per share for proceeds of $192,000. The number of shares and price per share has been adjusted for the 5% stock dividend of May 2002.

The Company has a Stock Option Plan adopted in 2001, which provides for the granting of options to acquire the Company's common stock for officers, key employees and directors of the Company. During the first nine months of 2002, options to purchase 128,375 shares of the Company's common stock at an average price of $21.12 per share were granted to certain officers and Company directors.

During the first nine months of 2002, certain officers exercised 10,137 options granted in prior years under the Company stock option plans at an average price of $17.12 per share.

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


ITEM 4.   Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or and its "internal controls and procedures for financial reporting" ("Internal Controls" ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

         In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          From time-to-time, the Company and the Bank are parties to routine litigation incidental to their business.

          Neither the Company, the Bank nor any of their properties is subject to any other material legal proceedings.


ITEM 2.   Changes in Securities and Use of Proceeds

          None


ITEM 3.   Defaults Upon Senior Securities

          None


ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

ITEM 5.   Other Information
          None


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits

                    99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)       Reports on Form 8K
                    No reports on Form 8K were filed for the quarter during which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FIRST COLONIAL GROUP, INC.


DATE:    November 13, 2002                     BY: /S/  SCOTT V. FAINOR
                                                   -----------------------------
                                                   SCOTT V. FAINOR
                                                   PRESIDENT
                                                   (PRINCIPAL EXECUTIVE OFFICER)


DATE:    November 13, 2002                     BY: /S/  REID L. HEEREN
                                                   -----------------------------
                                                   REID L. HEEREN
                                                   VICE PRESIDENT
                                                   (PRINCIPAL FINANCIAL OFFICER)

                                  CERTIFICATION

I, SCOTT V. FAINOR, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Colonial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectives of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 13, 2002                       /s/ Scott V. Fainor
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, REID L. HEEREN, Vice President and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Colonial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectives of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 13, 2002                            /s/ Reid L. Heeren
                                                    Vice President and Treasurer