Form 10-K
period 2002-12-31
FIRST COLONIAL GROUP INC
filed 2003-03-28
CIK 714719

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.
                                                    ---------------------
                                     OR
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________.


                         Commission File Number 0-11526
                         ------------------------------

                           FIRST COLONIAL GROUP, INC.
       -----------------------------------------------------------------
                (Name of Registrant as specified in its charter)

                Pennsylvania                         23-2228154
------------------------------------  ------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

    76 South Main Street, Nazareth, Pennsylvania                18064
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X           No  ___
                                          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      ---
               |   |
                ---



     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes __                No X
                                                    ---
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter was $43,136,000. (1)

     The number of shares of the Issuer's common stock, par value $5.00 per share, outstanding as of March 17, 2003 was 2,231,974.




                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Company's Proxy Statement to be filed in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.



     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on June 28, 2002, the last business day of the registrant's most recently completed second quarter. Includes an aggregate of 162,103 shares, with an aggregate market value of $3,858,000, held by the Trust Department of Nazareth National Bank & Trust Company in Trust for persons other than executive officers, directors and 10% shareholders of the registrant. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

Item      1. Business
----      -----------

Forward Looking Information
---------------------------

     The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, the discussion of the planned merger with Keystone Savings Bank, statements as to future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements as to litigation and the amount of reserves, statements as to trends, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation, the risk that the transactions contemplated by the Agreement and Plan of Merger with Keystone Savings Bank may not be completed, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, changes in accounting standards and policies, and the results of litigation. These and other risks, uncertainties and other factors are discussed in this Annual Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Recent Developments - Merger Agreement
--------------------------------------

     On March 6, 2003, First Colonial Group, Inc. and Keystone Savings Bank announced that they had signed an Agreement and Plan of Merger ("Merger Agreement") to combine, forming the largest locally controlled bank in the greater Lehigh Valley-Poconos market area.

     The resulting bank, Keystone Nazareth Bank & Trust Company, and its newly created bank holding company, KNBT Bancorp, Inc., will have combined assets of more than $1.6 billion and 36 branches covering Lehigh, Northampton, Monroe and Carbon counties. Both banks will continue to operate independently until the close of the transaction, which is expected to occur in the fourth quarter of 2003.

     The transaction involves the conversion of Keystone Savings Bank from a mutual savings bank to a stock institution; the formation of a holding company, KNBT Bancorp, Inc.; and the mergers of First Colonial Group into KNBT Bancorp, Inc. and Nazareth National Bank into Keystone Savings Bank. Each share of First Colonial will be valued at $37 and exchanged for shares of KNBT Bancorp, Inc., common stock based on the initial public offering ("IPO") price of KNBT Bancorp's common stock.

     The transaction is subject to certain conditions, including the receipt of various regulatory approvals, as well as the approval of First Colonial Group's shareholders and Keystone Savings Bank's depositors.

     Jeffrey P. Feather, chairman of the board of trustees of Keystone Savings Bank, will serve as chairman of the newly created holding company and bank. Six members of the First Colonial

Group board will join nine members of the Keystone Savings board to form a new 15-member KNBT Bancorp, Inc. board.

     Scott V. Fainor, currently president and chief executive officer of Nazareth National Bank and First Colonial Group, will become the president and chief executive officer of Keystone Nazareth Bank & Trust Company and KNBT Bancorp, Inc., effective upon completion of the transaction.

     All branches from both banks are slated to remain open. Also, within the past six months, both banks have embarked on multi-branch expansion programs that are expected to continue. Together, the banks currently employ 602 people.

     As part of this transaction, a multi-million dollar charitable foundation will be formed to help fund local projects and programs of civic, charitable and cultural organizations throughout the region.

     Each of the directors of First Colonial Group has agreed to vote their shares of First Colonial Group in favor of the merger, and each of the trustees of Keystone Savings Bank has agreed to vote their deposits in favor of the conversion.

     The proposed merger will be submitted to First Colonial Group's shareholders for their consideration. KNBT Bancorp and First Colonial Group will file a registration statement, a proxy statement/prospectus and other relevant documents concerning the proposed transaction with the SEC. Shareholders of First Colonial are urged to read the registration statement and the proxy statement/prospectus when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information, before making any decision regarding the merger. Shareholders of First Colonial will be able to obtain a free copy of the proxy statement/prospectus, as well as other filings containing information about KNBT Bancorp, Keystone Savings and First Colonial Group, at the SEC's Internet site (http://www.sec.gov). Copies of the proxy statement/prospectus can be obtained, without charge, by directing a request to the Secretary of First Colonial, First Colonial Group, Inc., 76 South Main Street, Nazareth, Pennsylvania 18064 (610-861-5721).

     First Colonial Group and its directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of First Colonial Group in connection with the merger. Information about the directors and executive officers of First Colonial Group and their ownership of First Colonial Group common stock is set forth in the proxy statement, for First Colonial Group's 2002 annual meeting of shareholders, as filed with the SEC on a
Schedule 14A. Additional information about the interests of those participants may be obtained from reading the definitive proxy statement/prospectus regarding the proposed merger when it becomes available.


Investment Considerations
-------------------------

     In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

     The Company may not be able to complete the transactions contemplated by the Merger Agreement with Keystone Savings Bank. On March 6, 2003, the Company and Keystone Savings Bank announced that they had signed an Agreement and Plan of Merger to combine to form Keystone Nazareth Bank & Trust Company, and a newly created bank holding company, KNBT Bancorp, Inc. The transaction is subject to certain conditions, including the receipt of various federal and state regulatory approvals, as well as the approval of the Company's shareholders and Keystone Savings Bank's depositors. The Company cannot assure you that all such required approvals will be obtained or that the other conditions to closing will be satisfied or waived. If the transactions contemplated by the Merger Agreement are not completed, it could have an adverse effect on the market price of the Company's common stock.

     We are subject to additional risks following completion of the merger with Keystone Savings Bank. If management of Keystone Nazareth Bank & Trust Company, and its newly created bank holding company, KNBT Bancorp, Inc are not able to successfully integrate the merging banks, the resulting bank may not be able to realize expected operating efficiencies, eliminate redundant costs or operate the business profitably. The integration of the banks is subject to a number of risks, including risks that:

     o The integration could divert management's attention from the daily operations of the bank and otherwise require additional management, operational and financial resources;
     o the conversion of the merging banks' computer and operating systems into one system may take longer or cost more than expected;
     o the resulting bank may be unable to retain depositors, clients or key employees of the merging banks; and
     o the merging banks might have additional liabilities and problems that were not anticipated at the time of the merger.

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

     Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2002, total interest earning assets maturing or repricing within one year was greater than total interest bearing liabilities maturing or repricing during the same time period by $17,610,000, representing a positive cumulative one-year gap of 1.09%. If interest rates fall, the Company could experience a decrease in net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U. S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7. Management's Discussion of Financial Condition and Results of Operations", and "Item 7.A. Quantitative and Qualitative Disclosure About Market Risk".

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

     Competition. The Company faces strong competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Most of these competitors have substantially greater financial resources than the Company including a larger capital base which allows them to attract customers seeking larger loans than the Bank is able to make. In addition, many of the Bank's competitors have higher legal lending limits than does the Bank. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Bank offers. As a result of the recent repeal of the Glass-Steagall Act which separated commercial and investment banking industries, all banking organizations, including the Company, are likely to face an increase in competition. See "Supervision and Regulation"
- "Gramm-Leach-Bliley Act".

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

General
-------

     First Colonial Group, Inc. (the "Company) is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on December 30, 1982 for the purpose of acquiring Nazareth National Bank and Trust Company (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on November 25, 1983 when it acquired the Bank. The Bank is a wholly-owned subsidiary of the Company. In July, 1986, the Company established it's wholly-owned subsidiary, First C. G. Company, Inc. This subsidiary is a Delaware business corporation formed for the purpose of investing in various types of securities. On June 26, 2002, the Company established its subsidiary, First Colonial Statutory Trust I. This subsidiary is a Connecticut business trust formed for the purpose of issuing a Trust Preferred Security.

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust business. The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services. The Bank has its principal banking office as well as eight branch offices in Northampton County, five branch offices in Monroe County and three branch offices in Lehigh County, Pennsylvania.

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

     As of December 31, 2002 the Company, on a consolidated basis, had total assets of $611,592,000, total deposits of $472,798,000, and total shareholders' equity of $40,314,000.

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

     As of December 31, 2002, the Bank had total assets of $607,599,000, total deposits of $478,154,000 and total shareholders' equity of $45,049,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking and trust business. The Bank, with its main office at 76 South Main Street, Nazareth, Pennsylvania, also provides services to its customers through its branch network of seventeen full service banks, which includes drive-in facilities at most locations, ATMs at each branch office (except the Main Street Nazareth branch) and bank-by-mail services. Nine of the Bank's full service offices are located in Northampton County, Pennsylvania. Five offices are located in Monroe County, Pennsylvania. Three offices are located in Lehigh County, Pennsylvania. The Bank is currently constructing a new full service branch at the site of the free-standing ATM's at Northampton Crossings Shopping Center. In addition, the Bank has signed a lease and received regulatory approval to establish a new branch at 9th and Hamilton Streets, Allentown, Lehigh County, Pennsylvania and the Bank has acquired land at Hope Road and Freemansburg Avenue, Bethlehem Township, Northampton County, Pennsylvania for a branch location. The Bank is also considering other branch locations.

     The Bank's services include accepting time, demand and savings deposits, including NOW accounts (Flex Checking), regular savings accounts, money market accounts, super money market accounts (an account that pays a higher rate of interest for high balances), fixed rate certificates of deposit and club accounts, including the Vacation Club, the College Club(R) and the Christmas Club. The Bank offers Mastercard(R) and VISA(R), as well as a Constant Cash account (a pre-approved line of credit activated by writing checks against a checking account) and the First Colonial Club(R) and Quality Checking(R) (deposit package programs which provide checking accounts with other services including credit card protection, discount travel, shopping services and other related financial services). Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans, and renting safe deposit facilities. Additional services include making residential mortgage loans (both fixed rate and variable rate), home equity lines of credit, revolving credit loans with overdraft checking protection, small business loans, student loans, recreational vehicles and new and used car and truck loans.

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

     Competition
     -----------

     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of Northampton and Lehigh Counties (known as the Lehigh Valley), and Monroe County, Pennsylvania with concentrations in the Nazareth, Allentown, Bethlehem, Brodheadsville, Easton, and Stroudsburg areas. In order to keep pace with its competition and the continuing growth of these areas, the Bank will be establishing several new branches in 2003 and may, in the future, consider establishing additional new branches, although no assurance can be given that any new branches will be opened or if opened, that they will be successful. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be Ambassador/Lafayette Bank, headquartered in Easton, Pennsylvania, with branches in Nazareth, Bethlehem and Allentown, Pennsylvania; Keystone Savings Bank, headquartered in Bethlehem, Pennsylvania with branches in Nazareth, Easton and Allentown, Pennsylvania; United Trust Bank, headquartered in Bridgewater, New Jersey with branches in Easton, Pennsylvania, and Bethlehem Pennsylvania; Wachovia Bank, NA, headquartered in Charlotte, North Carolina, with branch offices in Easton, Bethlehem, Stroudsburg and Allentown, Pennsylvania; Fleet National Bank, headquartered in Providence, Rhode Island, with branches in Bethlehem, Easton and Allentown, Pennsylvania; and PNC Bank headquartered in Pittsburgh, Pennsylvania, with branches in Nazareth, Brodheadsville, Stroudsburg, Easton and Allentown, Pennsylvania.

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

First C. G. Company, Inc.
-------------------------

     In July 1986, the Company established a wholly-owned subsidiary, First C.
G. Company, Inc., a Delaware corporation, for the purpose of investing in various types of securities. As of December 31, 2002, First C. G. Company, Inc. had total assets of $4,486,000, of which $3,218,000 was invested in common stocks and $1,093,000 in loans to the Bank's ESOP and most of the remaining assets were in interest-bearing bank deposits. The total shareholders' equity at December 31, 2002 was $4,452,000.

First Colonial Statutory Trust I
--------------------------------

     On June 26, 2002, the Company established its subsidiary, First Colonial Statutory Trust I, a Connecticut business trust for the purpose of issuing $15,000,000 of Trust Preferred Securities. First Colonial Statutory Trust I had total assets of $15,477,000 at December 31, 2002. At December 31, 2002 the Trust had trust preferred debt outstanding of $15,000,000 and total equity of $464,000.

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

     The Company is generally prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public, which outweigh possible adverse effects.

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

     There are various legal restrictions on the extent to which the Company and its non-bank subsidiary can borrow or otherwise obtain credit from its banking subsidiary. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiary, to ten percent of the lending bank's capital stock and surplus, and as to the Company and its non-bank subsidiary in the aggregate, to 20 percent of such lending bank's capital stock and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

     Under the Community Reinvestment Act, as amended ("CRA"), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. For its most recent examination, the Bank received an "outstanding" rating.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital from 3% to 5% of average assets (leverage ratio). The 3% leverage ratio is a minimum for the top-rated banking organizations without any supervisory, financial or operational weaknesses or deficiencies and other banking organizations are expected to maintain leverage capital ratios 100 to 200 basis points above the minimum depending on their financial condition. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, as of December 31, 2002 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The following tables provide a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

-----------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                                                        Required                   To Be Well Capitalized
                                                                     For Capital                 Under Prompt Corrective
                                           Actual                 Adequacy Purposes                 Action Provisions
                                  -------------------------    -------------------------   ----------------------------
at December 31, 2002                Amount        Ratio          Amount        Ratio          Amount         Ratio

-----------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)          $56,032       18.45%        $24,301         8.00%             $ -              -
     Bank                             $46,767       15.63%        $23,935         8.00%        $ 29,918         10.00%

Tier I Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)          $50,598       16.66%        $12,151         4.00%             $ -              -
     Bank                             $42,683       14.27%        $11,967         4.00%        $ 17,951          6.00%

Tier I Capital
(To Average Assets, Leverage)
     Company (Consolidated)           $50,598        8.81%        $22,978         4.00%             $ -              -
     Bank                             $42,683        7.48%        $22,833         4.00%        $ 28,541          5.00%

-----------------------------------------------------------------------------------------------------------------------

                                                                        Required                  To Be Well Capitalized
                                                                       For Capital               Under Prompt Corrective
                                          Actual                    Adequacy Purposes                Action Provisions
                                  -------------------------    -------------------------   ----------------------------
at December 31, 2001                Amount        Ratio          Amount        Ratio          Amount         Ratio

-----------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)          $37,926       15.38%        $19,738         8.00%             $ -              -
     Bank                             $32,931       13.50%        $19,515         8.00%        $ 24,393         10.00%

Tier I Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)          $35,662       14.46%        $ 9,869         4.00%             $ -              -
     Bank                             $30,667       12.58%        $ 9,757         4.00%        $ 14,636          6.00%

Tier I Capital
(To Average Assets, Leverage)
     Company (Consolidated)           $35,662        7.65%        $18,661         4.00%             $ -              -
     Bank                             $30,667        6.61%        $18,575         4.00%        $ 23,218          5.00%

-----------------------------------------------------------------------------------------------------------------------

     Gramm-Leach-Bliley Act
     ----------------------

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

     Fair Value of Financial Instruments
     -----------------------------------

     The Financial Accounting Standards Board ("FASB") issued statement of financial accounting standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", which requires all entities to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits. The Company has provided these disclosures as of December 31, 2002 and 2001 in Note U of the Notes to Consolidated Financial Statements contained under the caption, "Item 8. Financial Statements and Supplementary Data".

     Accounting for Investment Securities
     ------------------------------------

     The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Trading securities are measured at fair value with unrealized holding gains and losses included in income. The Company had no trading securities in 2002 and 2001. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements. The classification of securities can be found in Note B of the Notes to Consolidated Financial Statements contained under the caption, "Item 8. Financial Statements and Supplementary Data".

     Employees
     ---------

     As of December 31, 2002, the Company had approximately 229 employees, of whom 54 were part-time. The Company considers its relationship with its employees to be good.

Item 2. Description of Property
------  -----------------------

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

     The Bank also leases facilities for its branch office located at 44 East Broad Street, Bethlehem, Pennsylvania; its branch office located at 4510 Bath Pike in Hanover Township (Bethlehem), Pennsylvania; its branch office located at 101 South Third Street, Easton, Pennsylvania; its branch office located at 1125
N. Ninth Street, Stroudsburg, Pennsylvania; its branch office located at 713 Main Street, Stroudsburg, Pennsylvania; its branch office located in the Hall Square Retirement Center, 175 W. North Street, Nazareth, Pennsylvania; its branch office located within Redner's Supermarket, Airport Road, Allentown, Pennsylvania; and its branch office located within Redner's Supermarket, Northampton Crossings Shopping Center, Lower Nazareth Township, Pennsylvania; its branch office located within Wal-Mart's at 355 Lincoln Avenue, East Stroudsburg, Pennsylvania; its branch office located within Wal-Mart's at 500 Route 940, Mt. Pocono, Pennsylvania; its branch office located within the Giant Supermarket, 2540 McArthur Road, Whitehall, Pennsylvania; its branch office located within the Giant Supermarket, 6900 Hamilton Boulevard, Trexlertown, Pennsylvania; and 9th and Hamilton Streets, Allentown, Pennsylvania (future branch location).

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Item 4.1:  Executive Officers of the Registrant
---------  ------------------------------------

     The following table sets forth certain information, as of March 28, 2003, concerning the executive officers of the Company and certain executive officers of the Bank who are not also Directors.

                                               Positions                                Positions
Name/Age                                    with the Company                          with the Bank
--------------------------------   -----------------------------------    --------------------------------------

Reid L. Heeren                     Treasurer since January, 1987;         Executive Vice President and
61  (a)                            Vice President since April, 1985       Chief Financial Officer since
                                                                          August, 1997; Senior Vice President
                                                                          and Chief Financial Officer since
                                                                          January, 1987; Cashier since
                                                                          November, 1984

Tomas J. Bamberger                 None                                   Executive Vice President and
61  (b)                                                                   Senior Loan Officer since September,
                                                                          1997

Robert M. McGovern                 None                                   Executive Vice President,
64  (c)                                                                   Senior Trust Officer
                                                                          since February, 1999

David W. Hughes                    None                                   Executive Vice President, Marketing
55  (d)                                                                   and Branch Administration since
                                                                          March, 2001

Marna Hayden                       None                                   Senior Vice President,
65  (e)                                                                   Human Resources
                                                                          since January, 1999;
                                                                          Vice President of Human
                                                                          Resources since November,
                                                                          1982; Assistant Vice President,
                                                                          Personnel and Public Relations
                                                                          Director since October, 1976

Carl F. Kovacs                     None                                   Senior Vice President,
52 (f)                                                                    Information Technology and
                                                                          General Operations
                                                                          since November, 2002
--------------------------------


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

(d) Mr. Hughes was previously Senior Team Lender, Retail Banking, at Patriot Bank from 1999 to 2001; Regional Vice President, Retail Banking, Corestates Bank/First Union from 1992 to 1999; Executive Vice President at Lehigh Valley Bank from 1991 to 1992; Regional Vice President, Retail Banking at Girard Bank/Mellon Bank from 1983 to 1991.

(e) Ms. Hayden was previously Employment Manager, Alexander's Department Store in New York, New York from 1967 to 1969 and was Personnel Manager, Alexander's Rent-a-Car in New York, New York from 1965 to 1967.

(f) Mr. Kovacs was previously Senior Vice President for Strategic Planning and Internal Compliance from January 2002 to November 2002. Prior to that he was Site Manager, Aurum Technology, Inc. from September 2001 to January 2002; Vice President, Regional Sales Marketing Leader, First Union Bank from 1997 to March 2001; Vice President, Statement Services Manager, First Union Bank from 1996 to 1997; Vice President Statement Services/Signature Verification Manager, Global Processing Alliance from 1994 to 1996; Vice President, Encoding/Transportation Manager, First Fidelity Bank from 1991 to 1994; Vice President, Director of General Operations, Merchants Bank from 1986 to 1991.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------   ---------------------------------------------------------------------

     First Colonial Group, Inc. common stock trades on the Nasdaq National Market under the trading symbol FTCG. In newspaper listings, First Colonial Group, Inc. shares are frequently listed as "First Colnl" or "First Col Group". At the close of business on December 31, 2002, there were 750 shareholders of record.

     The declaration and payment of dividends is at the sole discretion of the Board of Directors, and their amount depends upon the earnings, financial condition, and capital needs of the Company and the Bank and certain other factors including restrictions arising from Federal banking laws and regulations (see "Note S - Regulatory Matters" in the "Notes to Consolidated Financial Statements").

     The following table sets forth for the periods indicated high and low sale prices reported for the Company's common stock and the respective dividends declared per common share. The last sale price was $22.70 in December 2002 and $21.38 in December 2001. Stock prices and dividends per share have been restated to reflect the 5% stock dividends of May 2002 and June 2001 (see "Note T - Equity Transactions" in the "Notes to Consolidated Financial Statements" contained in "Item 8. Financial Statements and Supplementary Data").





--------------------------------------------------------------------------
                                                           Cash Dividends
                                     High         Low        Declared
--------------------------------------------------------------------------
     2001
     First Quarter                  $15.08      $ 12.24       $ 0.1724
     Second Quarter                  15.57        13.37         0.1724
     Third Quarter                   19.29        14.14         0.1810
     Fourth Quarter                  23.76        16.76         0.1810
                                                          -------------
        TOTAL                                                 $ 0.7068

--------------------------------------------------------------------------

     2002
     First Quarter                  $24.00      $ 20.24       $ 0.1810
     Second Quarter                  25.24        21.81         0.1810
     Third Quarter                   25.81        18.00         0.1900
     Fourth Quarter                  25.00        22.59         0.1900
                                                          -------------
        TOTAL                                                 $ 0.7420

--------------------------------------------------------------------------


     Except as previously reported, the Company did not sell any of its equity securities during 2002 that were not registered under the Securities Act of 1933.

     For information regarding the Company's equity compensation plans, see Item 12.

Item 6.   Selected Financial Data
-------   -----------------------

------------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(Dollars in Thousands, except per share data)
As of and For the Year Ended December 31,             2002             2001             2000             1999            1998
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED SUMMARY OF INCOME
    Interest Income                                    $ 29,530         $ 30,035         $ 29,287         $ 26,353        $ 25,367
    Interest Expense                                     12,410           13,969           13,947           11,449          10,871
                                                    ------------   --------------   --------------   --------------   -------------
    Net Interest Income                                  17,120           16,066           15,340           14,904          14,496
    Provision for Possible Loan Losses                    1,541              580              375              375             450
    Gains on the Sale of Mortgage Loans                   1,122              346               59              157             398
    Other Income, Excluding Securities
    and Loan Sale Gains                                   4,532            4,332            4,089            3,635           3,460
    Securities Gains, Net                                 1,253              929              174              563             722
    Other Expenses                                       17,611           16,728           16,945           14,673          14,563
                                                    ------------   --------------   --------------   --------------   -------------

    Income Before Income Taxes                            4,875            4,365            2,342            4,211           4,063
    Income Taxes                                            877              808              270              929           1,031
                                                    ------------   --------------   --------------   --------------   -------------

      Net Income                                        $ 3,998          $ 3,557          $ 2,072          $ 3,282         $ 3,032
------------------------------------------------------------------------------------------------------------------------------------

    Cash Dividends Paid                                 $ 1,597          $ 1,489          $ 1,406          $ 1,321         $ 1,275
    Cash Dividends Paid Per Share                          0.74             0.70             0.67             0.64            0.61
    Dividends Paid to Net Income                          39.95 %          41.86 %          67.86 %          40.25 %         42.05 %

PER SHARE DATA
    Basic Income                                         $ 1.85           $ 1.69           $ 0.99           $ 1.59          $ 1.45
    Diluted Net Income                                     1.82             1.68             0.99             1.58            1.44
    Basic Average Common Shares Outstanding           2,169,410        2,109,821        2,094,421        2,067,540       2,089,572
    Dilutive Average Common Shares Outstanding        2,216,049        2,115,510        2,096,759        2,071,352       2,098,656

CONSOLIDATED BALANCE SHEET DATA
    Total Assets                                       $611,592         $465,144         $443,051         $391,889       $ 358,496
    Loans (Net of Unearned Discount)                    255,844          225,757          226,944          202,258         212,437
    Mortgage Loans Held-for-Sale                          1,263            3,808                -                -             603
    Deposits                                            472,798          379,886          353,190          324,480         294,549
    Securities Sold Under Agreements to Repurchase        8,801            8,380            7,215            1,730           5,094
    Debt (Short-Term and Long-Term)                      67,921           34,804           39,695           30,000          20,000
    Guaranteed Preferred Beneficial Interest in the
       Company's Subordinated Debentures                 15,000                -                -                -               -
    Shareholders' Equity                                 40,314           35,326           33,521           28,243          31,717
    Book Value Per Share                                  18.18            16.96            17.08            15.28           18.17

SELECTED CONSOLIDATED RATIOS Net Income To:
      Average Total Assets                                 0.77 %           0.79 %           0.50 %           0.86 %          0.86 %
      Average Shareholders' Equity                        10.62 %          10.10 %           7.04 %          10.90 %          9.79 %

    Tier 1 Capital to Average Assets (Leverage)            8.81 %           7.65 %           8.00 %           8.32 %          8.60 %

------------------------------------------------------------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following financial review and analysis are intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of First Colonial Group, Inc. (the "Company") with a primary focus on the analysis of operating results for the years ended December 31, 2002, 2001 and 2000. The Company's consolidated earnings are derived primarily from the operations of the Company's subsidiaries Nazareth National Bank and Trust Company (the "Bank"), First C. G. Company, Inc. ("First C. G.") and First Colonial Statutory Trust I (the "Statutory Trust I"). The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, and other detailed information appearing elsewhere in this report. Additional financial information can be found in the Company's Annual Report on Form 10-K, a copy of which may be obtained upon request. During the two most recent fiscal years, there have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure. The information concerning share and per share data included in this discussion have been restated to reflect the 5% stock dividends paid in May 2002, June 2001 and June 2000.

                           Forward Looking Statements

         The information contained in this Annual Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, the discussion of the planned merger with Keystone Savings Bank, statements as to future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, statements as to litigation and the amount of reserves, statements as to trends, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation, the risk that the transactions contemplated by the Agreement and Plan of Merger with Keystone Savings Bank may not be completed, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, changes in accounting standards and policies, and the results of litigation. These and other risks, uncertainties and other factors are discussed in this Annual Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

                     Recent Developments - Merger Agreement

         On March 6, 2003, First Colonial Group, Inc. and Keystone Savings Bank announced that they had signed an Agreement and Plan of Merger to combine, forming the largest locally controlled bank in the greater Lehigh Valley-Poconos market area.

         The resulting bank, Keystone Nazareth Bank & Trust Company, and its newly created bank holding company, KNBT Bancorp, Inc., will have combined assets of more than $1.6 billion and 36 branches covering Lehigh, Northampton, Monroe and Carbon counties. Both banks will continue to operate independently until the close of the transaction, which is expected to occur in the fourth quarter of 2003.

         The transaction involves the conversion of Keystone Savings Bank from a mutual savings bank to a stock institution; the formation of a holding company, KNBT Bancorp, Inc.; and the mergers of First Colonial Group into KNBT Bancorp, Inc. and Nazareth National Bank into Keystone Savings Bank. Each share of First Colonial will be valued at $37 and exchanged for shares of KNBT Bancorp, Inc., common stock based on the initial public offering ("IPO") price of KNBT Bancorp's common stock.

         The transaction is subject to certain conditions, including the receipt of various regulatory approvals, as well as the approval of First Colonial Group's shareholders and Keystone Savings Bank's depositors.

         Jeffrey P. Feather, chairman of the board of trustees of Keystone Savings Bank, will serve as chairman of the newly created holding company and bank. Six members of the First Colonial Group board will join nine members of the Keystone Savings board to form a new 15-member KNBT Bancorp, Inc. board.

         Scott V. Fainor, currently president and chief executive officer of Nazareth National Bank and First Colonial Group, will become the president and chief executive officer of Keystone Nazareth Bank & Trust Company and KNBT Bancorp, Inc., effective upon completion of the transaction.

         All branches from both banks are slated to remain open. Also, within the past six months, both banks have embarked on multi-branch expansion programs that are expected to continue. Together, the banks currently employ 602 people.

         As part of this transaction, a multi-million dollar charitable foundation will be formed to help fund local projects and programs of civic, charitable and cultural organizations throughout the region.

         Each of the directors of First Colonial Group has agreed to vote their shares of First Colonial Group in favor of the merger, and each of the trustees of Keystone Savings Bank has agreed to vote their deposits in favor of the conversion.

         The proposed merger will be submitted to First Colonial Group's shareholders for their consideration. KNBT Bancorp and First Colonial Group will file a registration statement, a proxy statement/prospectus and other relevant documents concerning the proposed transaction with the SEC. Shareholders of First Colonial are urged to read the registration statement and the proxy statement/prospectus when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information, before making any decision regarding the merger. Shareholders of First Colonial will be able to obtain a free copy of the proxy statement/prospectus, as well as other filings containing information about KNBT Bancorp, Keystone Savings and First Colonial Group, at the SEC's Internet site (http://www.sec.gov). Copies of the proxy statement/prospectus can be obtained, without charge, by directing a request to the Secretary of First Colonial, First Colonial Group, Inc., 76 South Main Street, Nazareth, Pennsylvania 18064 (610-861-5721).

         First Colonial Group and its directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of First Colonial Group in connection with the merger. Information about the directors and executive officers of First Colonial Group and their ownership of First Colonial Group common stock is set forth in the proxy statement, for First Colonial Group's 2002 annual meeting of shareholders, as filed with the SEC on a
Schedule 14A. Additional information about the interests of those participants may be obtained from reading the definitive proxy statement/prospectus regarding the proposed merger when it becomes available.

              Critical Accounting Policies, Judgments and Estimates

         The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

         The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

         With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisition. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2002, the Company determined that no impairment write-offs were necessary.

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

         The Company recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount. For further information, see Note A - Summary of Accounting Policies in the "Notes to Consolidated Financial Statements".


                          Financial Performance Summary

         In 2002, the Company recorded net income of $3,998,000. The 2002 net income was $441,000 or 12.4% higher than 2001 net income of $3,557,000. The Company's net income in 2000 was $2,072,000.

         Basic earnings per share were $1.85, $1.69 and $0.99 in 2002, 2001 and 2000, respectively. Diluted earnings per share were $1.82 in 2002, $1.68 in 2001 and $0.99 in 2000. Diluted earnings per share include the effect of common stock equivalents such as options (see Note Q of the "Notes to Consolidated Financial Statements").

         The Company's return on average assets was .77% in 2002 as compared to ..79% in 2001 and .50% in 2000. The return on average equity was 10.62%, 10.10% and 7.04% in 2002, 2001 and 2000, respectively.

         The principal factors affecting the increase in earnings in 2002 were a $1,054,000 or 6.6% increase in net interest income, an increase of $776,000 or 224.3% on the gains on the sale of residential real estate loans, an increase of $324,000 or 34.9% on the net gains on the sale of investment securities available-for-sale, an increase of $251,000 or 10.75% in service charges on deposit accounts and an increase of $39,000 or 5.5% in other fee income. These increases in income were offset in part by a decrease in trust and wealth management fees of $90,000 or 7.0%, and increases of $961,000 or 65.7% in the provision for possible loan losses, $883,000 or 5.3% in total other expenses and $69,000 or 8.5% in Federal income taxes.

         The increase in 2001 earnings was the result of a $726,000 or 4.7% increase in net interest income, an increase of $755,000 or 433% in net gains on the sale of securities, an increase of $287,000 or 486% on the gains on the sale of residential real estate loans and an increase of $243,000 or 5.9% in all other income including trust and wealth management fees, deposit service charges and other fees. Also affecting earnings was a $217,000 or 1.3% decrease in total other expenses. These factors improving earnings were offset in part by increases of $205,000 or 54.7% in the provision for possible loan losses and $538,000 or 199% in Federal income taxes.

         The Company continued to achieve growth in total assets and deposits. Total assets at December 31, 2002 were $611,592,000 as compared to $465,144,000 at year-end 2001, an increase of $146,448,000 or 31.5%. During 2002, total deposits grew by 24.5% or $92,912,000 to a year-end total of $472,798,000. Total deposits at December 31, 2001 were $379,886,000. Total loans amounted to $255,844,000 and $225,757,000 at December 31, 2002 and 2001, respectively. The loan increase in 2002 was $30,087,000 or 13.3%. In addition, there were $1,263,000 of residential real estate loans held-for-sale at December 31, 2002. There were $3,808,000 such loans at year-end 2001. The allowance for possible loan losses was $3,084,000 at December 31, 2002 as compared to $2,264,000 at December 31, 2001. The increase in the allowance for possible loan losses was $820,000 or 36.2%. In 2002, long-term debt to the Federal Home Loan Bank of Pittsburgh increased by $33,117,000 or 95.2%. The total long-term debt outstanding to the Federal Home Loan Bank was $67,921,000 and $34,804,000 at December 31, 2002 and 2001, respectively. The Company also had $15,000,000 of guaranteed preferred beneficial interest in the Company's subordinated debentures at December 31, 2002. There was no such debt at December 31, 2001.


------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
(Dollars in Thousands) For the Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   2002                              2001                            2000
                                --------------------------------------  ------------------------------- ----------------------------
                                               Interest     Average                Interest   Average            Interest   Average
                                  Average       Income/     Yield/       Average   Income/    Yield/    Average   Income/   Yield/
                                  Balance       Expense      Rate        Balance   Expense     Rate     Balance   Expense    Rate
                                --------------------------------------  ------------------------------- ----------------------------
ASSETS
INTEREST-EARNING ASSETS
  Interest-Bearing Balances
   with Banks                         $ 9,743      $ 146      1.50 %   $ 4,787       $ 154    3.22 %   $ 2,281       $ 141     6.18%
  Federal Funds Sold                      729         11      1.51         427          14    3.28         328          23      7.01
  Investment Securities
    Taxable                           192,816      9,847      5.11     152,604       9,516    6.24     139,283       9,440      6.78
    Non-Taxable (1)                    44,458      3,143      7.07      37,232       2,661    7.15      30,142       2,374      7.88
  Loans (1) (2)                       246,113     17,513      7.12     228,458      18,651    8.16     214,856      18,171      8.46
  Allowance for Loan Losses            (2,590)         -         -      (2,394)          -       -      (2,474)          -         -
                                 -------------  ---------             --------- -----------          ------------ ----------
  Net Loans                           243,523     17,513      7.19     226,065      18,651    8.25     212,382      18,171      8.56
                                 -------------  ---------             --------- -----------          ------------ ----------
    Total Interest-Earning Assets     491,269     30,660      6.24     421,115      30,996    7.36     384,416      30,149      7.84
  Non-Interest Earning Assets          28,643          -         -      29,395           -       -      31,926           -         -
                                 -------------  ---------  --------   --------- ----------- -------  ------------ ----------   -----
    TOTAL ASSETS,
      INTEREST INCOME               $ 519,912     30,660              $450,510      30,996    6.88   $ 416,342      30,149      7.24
                                 -------------  ---------             --------- -----------          ------------ ----------

LIABILITIES
INTEREST-BEARING LIABILITIES
  Interest-Bearing Deposits
    Demand Deposits                  $ 58,496        373      0.64    $ 55,087         492    0.89    $ 53,151         536      1.01
    Money Market Deposits              72,259        965      1.34      20,041         619    3.09      13,461         375      2.79
    Savings & Club Deposits            62,752      1,553      2.47      65,079       1,362    2.09      62,834       1,392      2.22
    CDs over $100,000                   6,519        215      3.30       7,334         356    4.86       5,886         305      5.18
    All Other Time Deposits           162,228      6,617      4.08     162,303       8,692    5.36     157,164       8,806      5.60
                                 -------------  ---------             --------- -----------          ------------ ---------
      Total Interest-Bearing Deposits 362,254      9,723      2.68     309,844      11,521    3.72     292,496      11,414      3.90

  Securities Sold Under Agreements
    to Repurchase                      10,500        185      1.76      12,591         366    2.90       7,226         332      4.59
  Other Short-Term Debt                   243          4      1.65       1,919          93    4.85       3,994         256      6.41
  Long-Term Debt                       36,810      2,082      5.66      34,104       1,989    5.83      31,377       1,945      6.20
  Guaranteed Preferred Beneficial
    Interests in Company's
      Subordinated
    Debentures                          7,685        416      5.41          -            -       -          -            -         -
                                  ------------- ---------            ---------- -----------         ---------- ------------
    Total Interest-Bearing
       Liabilitites                   417,492     12,410      2.97     358,458      13,969    3.90     335,093      13,947      4.16

NON-INTEREST-BEARING LIABILITIES
  Non-Interest-Bearing Deposits        57,938          -         -      48,959           -       -      43,893           -         -
  Other Liabilities                     6,838          -         -       7,887           -       -       7,913           -         -
                                  ------------- ---------            ---------- -----------         ---------- ------------
    TOTAL LIABILITIES                 482,268     12,410      2.57     415,303      13,969    3.36     386,899      13,947      3.60
SHAREHOLDERS' EQUITY                   37,644          -         -      35,207           -       -      29,443           -         -
                                  ------------- ---------            ---------- -----------         ---------- ------------
  TOTAL LIABILITIES &
    SHAREHOLDERS' EQUITY,
    INTEREST EXPENSE                $ 519,912     12,410      2.39   $ 450,510      13,969    3.10   $ 416,432      13,947      3.35
                                  ------------- ---------            ---------- -----------         ---------- ------------

NET INTEREST INCOME                              $18,250                         $ 17,027                        $ 16,202
                                                ---------                       -----------                    ------------
  Net Interest Spread (3)                                     3.27                            3.46                              3.68
  Effect of Interest-Free Sources
    Used to Fund Earning Assets                               0.44                            0.58                              0.53

NET INTEREST MARGIN (4)                                       3.71 %                          4.04 %                           4.21%
                                                           ---------                        ----------                      --------
------------------------------------------------------------------------------------------------------------------------------------


(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $1,130,000, $961,000 and $862,000 for the years 2002, 2001 and 2000, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.
(2)  Loan fees of $(279,000), $(162,000) and $285,000 for the years 2002, 2001 and 2000, respectively, are included in interest income. Average loan balances include non-accruing loans of $1,351,000, $1,019,000 and $1,048,000 and average loans held-for-sale of $2,658,000, $1,934,000 and
     $90,000 for the years 2002, 2001 and 2000, respectively.
(3) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net interest margin is computed by dividing net interest income by average interest-earning assets.

                                Average Balances

         The "Consolidated Comparative Statement Analysis" table sets forth a comparison of average daily balances, interest income and interest expense on a fully taxable equivalent basis and interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities. For purposes of this analysis, the computations in the "Consolidated Comparative Statement Analysis" were prepared using the Federal statutory rate of 34%; there are no state or local taxes on income applicable to the Company. For further information relating to the effective income tax rate of the Company, see Note K of the "Notes to Consolidated Financial Statements". Interest income on loans included loan (expenses) and fees of $(279,000), $(162,000), and $285,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                               Net Interest Income

         Net interest income is the difference between the interest income on loans, investments and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company. Therefore, changes in this category can be essential to the overall net income of the Company. The net interest income, on a fully taxable equivalent basis, amounted to $18,250,000 for 2002, an increase of $1,223,000 or 7.2% over $17,027,000 in 2001. As shown in the "Rate/Volume Analysis" table, the increase in net interest income in 2002 was attributable to higher net interest income of $2,786,000 due to changes in volume and a reduction in net interest income of $1,563,000 due to changes in rates. The volume-related change resulted primarily from increases in investment securities and average balances for loans (see discussions on "Loan Portfolio" and "Mortgage Loans Held-for-Sale"), partially offset by an increase in money market deposits, debt and demand, savings and club deposits. The rate-related change was primarily the result of the decrease of interest earned on investment securities and loans being greater than the decrease of interest rates paid on deposits and debt.

         The net interest income, on a fully taxable equivalent basis, in 2001 increased $825,000 or 5.1% over the 2000 figure of $16,202,000. This increase was the result of growth in investments and loans, reduced in part by increases in time deposits and debt. Also affecting 2000 net income was the decrease in interest rates earned on loans and investments being greater than the decrease on the interest rates paid on deposits and debt.

     The net interest margin, a measure of net interest income performance, is determined by dividing net interest income by total interest-earning assets. The net interest margin was 3.71% for 2002, 4.04% for 2001 and 4.21% for 2000. The decrease in 2002 was the result of the 1.12% decrease in the average rate earned on interest-earning assets being greater than the 0.93% decrease in the average interest rate paid on interest-bearing liabilities. The result was a decline in the interest spread, the difference of interest earned on assets less the interest paid on deposits and debt. The interest spread was 3.27%, 3.46% and 3.68% for 2002, 2001 and 2000, respectively. The impact on earnings by the reduction in the interest spread was diminished in part by the $8,979,000 or 18.3% increase in 2002 of average non-interest-bearing deposits.

         The following table sets forth a "Rate/Volume Analysis", which segregates in detail the major factors that contributed to the changes in net interest income for the years ended December 31, 2002 and 2001, as compared to the respective previous periods, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rates (change in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. The interest income included in the "Rate/Volume Analysis" table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%. Non-accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.


------------------------------------------------------------------------------------------------------------------------------------
RATE/VOLUME ANALYSIS
(Dollars in Thousands) (Fully Taxable Equivalent)
------------------------------------------------------------------------------------------------------------------------------------
                                                       Increase (Decrease) in Year Ended December 31,
                                          2002 to 2001                                                  2001 to 2000
                                          Change Due To:                                                Change Due To:
                                 TOTAL        RATE          VOLUME                             TOTAL        RATE          VOLUME
                -------------------------------------------------------------   ----------------------------------------------------
Interest Income
  Interest-Bearing Balances
    With Banks                   $ (8)         $ (167)          $ 159                $ 13             $ (142)            $ 155
  Federal Funds Sold               (3)            (13)             10                  (9)               (16)                7
  Investment Securitie            814          (2,229)          3,043                 363             (1,060)            1,423
  Loans                        (1,139)         (2,580)          1,441                 480               (670)            1,150
                           ------------   -------------    ------------        ------------      -------------      ------------
    Total Interest Income        (336)         (4,989)          4,653                 847             (1,888)            2,735
                           ------------   -------------    ------------        ------------      -------------      ------------

Interest Expense
  Demand Deposits, Savings
   & Clubs                       (516)           (679)            163                 (74)               (81)                7
  Money Market Deposit            934            (385)          1,319                 244                 60               184
  Time Deposits                (2,216)         (2,169)            (47)                (63)              (431)              368
  Securities Sold Under
   Agreements to Repurchase      (181)           (120)            (61)                 34               (213)              247
  Short-Term Debt                 (89)             (8)            (81)               (163)               (30)             (133)
  Long-Term Debt                   93             (65)            158                  44               (125)              169
  Guaranteed Preferred
  Beneficial Interest
  in Company's
  Subonated Debentures            416               -             416                   -                  -                 -
                           ------------   -------------    ------------        ------------      -------------      ------------

  Total Interest Expense       (1,559)         (3,426)          1,867                  22               (820)              842
                           ------------   -------------    ------------        ------------      -------------      ------------

    Increase in Net
    Interest Income            $1,223         $(1,563)        $ 2,786               $ 825            $(1,068)          $ 1,893

------------------------------------------------------------------------------------------------------------------------------------

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

         The Company and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh and Monroe, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of residential real estate loans (42.4% of total loans) and commercial loans supported by real estate (24.8% of total loans) and consumer/installment loans (23.0% of total loans) in its loan portfolio. Loans for recreational vehicles represent 48% of the consumer/installment loans and 11% of total loans (see
Note R of the "Notes to Consolidated Financial Statements"). The Bank's loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's Balance Sheet and are subject to interest rate risk (see discussion on "Mortgage Loans Held-for-Sale"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps (see discussions on "Investment Securities" and "Securities Available-for-Sale").

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


------------------------------------------------------------------------------------------------------------------------------------
INTEREST SENSITIVITY ANALYSIS                      0-90           91-180         181-365      1-5            Over 5
(Dollars in Thousands) as of December 31, 2002     Days            Days           Days         Years          Years           Total
------------------------------------------------------------------------------------------------------------------------------------

Interest-Bearing Deposits with Banks           $ 5,002       $      -       $      -      $       -        $       -       $   5,002
Federal Funds Sold                               2,000              -              -              -                -           2,000
Investment Securities                           31,274         24,263         41,180        149,460           67,601         313,778
Loans                                           37,581         18,301         25,452        101,861           69,565         252,760
Loans Held-for-Sale                              1,263              -              -              -                -           1,263
Other Assets                                    20,741              -              -              -           16,048          36,789
                                           ------------   ------------  -------------  -------------  ---------------  -------------

    TOTAL ASSETS                               $97,861        $42,564       $ 66,632      $ 251,321        $ 153,214       $ 611,592
                                           -----------------------------------------------------------------------------------------
Non-Interest-Bearing Deposits (1)              $     -       $      -            $ -      $       -        $  64,150       $  64,150
Interest-Bearing Deposits                       52,680         47,361         65,950         83,601          159,056         408,648
Securities Sold Under Agreements
  to Repurchase                                  8,801              -              -              -                -           8,801
Long-Term Debt                                   5,024            656          8,968         27,023           26,250          67,921
Guaranteed Preferred Beneficial Interests
  in Company's Subordinated Debentures               -              -              -              -           15,000          15,000
Other Liabilities                                    -              -              -              -            6,758           6,758
Capital                                              -              -              -              -           40,314          40,314
                                           ------------   ------------  -------------  -------------  ---------------  -------------

    TOTAL LIABILITIES AND CAPITAL              $66,505        $48,017        $74,918      $ 110,624        $ 311,528       $ 611,592
                                           -----------------------------------------------------------------------------------------

Net Interest Sensitivity Gap                   $31,356       $ (5,453)      $ (8,286)     $ 140,697        $(158,314)      $       -
Cumulative Interest Sensitivity Gap            $31,356        $25,903       $ 17,617      $ 158,314        $       -       $       -

Cumulative Gap RSA/RSL                          147.1%         122.6%         109.3%         152.8%           100.0%

(1) Historically, non-interest-bearing deposits reflect insignificant change in deposit trends and, therefore, the Company classifies these deposits over five years.

------------------------------------------------------------------------------------------------------------------------------------

     Assets and liabilities are allocated to a specific time period based on their scheduled repricing date or on an historical basis. At December 31, 2002, assets of $207,057,000 (33.9% of total assets) were subject to interest rate changes within one year. This compares to assets subject to interest rate changes within one year of $149,885,000 (32.2% of total assets) at the end of 2001 and $162,221,000 (36.6% of total assets) at the end of 2000. Liabilities subject to rate change within one year were $189,440,000, $151,885,000 and $169,639,000 in 2002, 2001 and 2000, respectively. A positive one-year gap position of $17,617,000 existed as of December 31, 2002. The gap positions at December 31, 2001 and 2000 were negative $2,000,000 and negative $7,418,000, respectively. The ratio of rate-sensitive assets to rate-sensitive liabilities for the one-year time frame was 1.09 at the end of 2002, compared to .99 at the end of 2001 and .96 at the end of 2000. The "Interest Sensitivity Analysis" table presents a sensitivity gap analysis of the Company's assets and liabilities at December 31, 2002 for five time-intervals. The Company's positive gap position for the one-year time frame in 2002 was the result of an increase in interest-bearing deposits with banks, Federal Funds sold, shorter maturities in investment securities and loans and an increase in some longer-term deposits. The change in the deposit mix was due to the growth of non-interest bearing deposits and some longer-term certificates of deposits. The change in loan maturities was due in part to the sale of residential mortgage loans and increases in shorter-term commercial loans. The change in the investment securities was the result of sales of longer-term securities and the reinvestment in shorter-term securities. Management intends to continue to purchase short-term rate securities, make adjustable rate and short-term commercial loans, market longer-term certificates of deposit and sell fixed-rate mortgage loans to maintain an acceptable gap position.

         While using the interest sensitivity gap analysis is a useful management tool because it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest-rate changes that are characteristic of various interest-rate-sensitive assets and liabilities. Consequently, even though the Company currently has a positive gap position because of the unequal sensitivity of these assets and liabilities, management believes that this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of changes in the market value of portfolio equity at December 31, 2002 are as follows:



                  -------------------------------------------
                  At December 31, 2002
                  -------------------------------------------

                                           Percent of Change
                                           in Market Value
                  Changes in Rate          of Portfolio Equity
                  ---------------        ---------------------

                  +300 basis points                 (5.4)%
                  +200 basis points                 (3.2)%
                  +100 basis points                  14.1%
                       Flat Rate                      0.0%
                  -100 basis points                  10.0%
                  -200 basis points                  16.1%
                  -300 basis points                  26.8%
                  -------------------------------------------


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

                        Service Charges and Other Income

         Service charge income on deposit accounts amounted to $2,586,000 in 2002 compared to $2,335,000 in 2001 and $2,019,000 in 2000. In 2002, the service charges on deposit accounts increased by $251,000 or 10.7% over 2001 and the 2001 increase over 2000 was $316,000 or 15.7%. The increases in 2002 and 2001 were primarily the result of increases in the number of deposit accounts and increases in the usage of the Bank's debit card.

         In 2002, the Company had gains on the sale of mortgage loans of $1,122,000 as compared to gains of $346,000 in 2001. In 2000, there were gains on the sale of mortgage loans of $59,000 (see discussion on "Mortgage Loans Held-for-Sale").

         Other operating income was $749,000 in 2002, as compared to $710,000 in 2001, an increase of $39,000 or 5.5%. Other operating income for 2000 was $825,000.

                      Trust and Wealth Management Division

         Revenue from the Bank's Trust and Wealth Management Division operations was $1,197,000 in 2002, as compared to $1,287,000 in 2001. This was a decrease of $90,000 or 7.1%. The reduction in the Trust and Wealth Management revenue was the result of a reduction in the market values of the securities on which fees are assessed offset in part by growth in the assets held by the Bank for its customers. The Trust and Wealth Management Division revenue for 2000 was $1,245,000. Trust assets are held by the Bank for its customers in a fiduciary or agency capacity, and thus, are not included in the financial statements of the Company. Fees are assessed by the Trust Division to some customers based on the market value of the assets held in the customers' account. As a result, changing market values will impact the revenues earned from Trust operations.

                                 Other Expenses

         Salaries and employee benefits represent a significant portion of non-interest expense. These expenses, amounting to $9,055,000, increased by $831,000 or 10.1% in 2002 compared to $8,224,000 in 2001. These expenses in 2001 amounted to an increase of $787,000 or 10.6% over the $7,437,000 reported in 2000. The increase in 2002 was primarily due to salary increases of approximately 4%, increases in Lending and Trust division's staff and an increase in cash bonuses paid to all employees. Salary expense in 2001 increased due to normal salary increases of approximately 3%, cash bonuses paid to all employees and the full year's expense related to the opening of the branches in Mount Pocono, Whitehall and Trexlertown.

         Occupancy and equipment expenses were $2,463,000 in 2002 which was $65,000 or 2.6% lower than the 2001 amount of $2,528,000. The 2001 amount was $136,000 or 5.7% greater than the 2000 occupancy and equipment expense of $2,392,000. The decrease in 2002 was primarily due to expense reductions in building and equipment maintenance. The increase in 2001 was the result of a full year's expenses at branches in Mount Pocono, Whitehall and Trexlertown.

         Other operating expenses (such as advertising, publicity, deposit insurance premiums, data processing fees, legal, accounting, supplies, postage and telephone) in 2002 were $6,093,000, compared to $5,976,000 in 2001 and $7,116,000 in 2000. These expenses increased in 2002 as compared to 2001 by $117,000 or 2.0%. Contributing to the increase of expenses in 2002 was an increase of $88,000 in printing and supplies, a $90,000 increase in loan origination and appraisal expenses, and a $40,000 increase in public relations expenses. These increases were offset in part by decreases in: legal fees of $325,000, unrealized losses on residential real estate loans held-for-sale of $93,000, deposit service fees of $40,000, and director fees of $24,000. The decrease in other expenses in 2001 was $1,140,000 or 16%. Included in the 2000 expenses was a provision of $1,012,000 to the special reserve for Funeral

Trust litigation, a $184,000 write-down of other real estate owned and $100,000 on losses due to theft. There were no expenses incurred for these items in 2001. Also contributing to the reduction of expenses in 2001 were reductions of $188,000 in legal fees, $83,000 in advertising and $74,000 in public relations. These reductions were offset in part by increases in professional fees of $313,000, loan origination costs of $114,000 and unrealized losses on residential real estate loans held for sale of $93,000. Advertising costs were $479,000, $463,000 and $546,000 for the years ended December 31, 2002, 2001 and
2000, respectively (see Notes A.14 and J of the "Notes to Consolidated Financial Statements").

                              Investment Securities

         The Company classifies its debt and marketable securities into three categories: trading, available-for-sale, and held-to-maturity as provided by the Financial Accounting Standards Board Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company had no trading securities in 2002 and 2001. Available-for-sale securities are stated separately on the financial statements and are discussed in the following section "Securities Available-for-Sale". Held-to-maturity securities are carried at amortized cost and identified as investment securities in the financial statements (see Notes A.2 and B of the "Notes to Consolidated Financial Statements").

         Held-to-maturity securities totaled $30,297,000 at December 31, 2002 and $23,004,000 at December 31, 2001. The Company has the intent and ability to hold these securities until maturity. The fair value of these securities was $30,791,000 and $23,160,000 at December 31, 2002 and 2001, respectively.

         The Company, at December 31, 2002 and 2001, did not hold any securities identified as derivatives in the form of Collateralized Mortgage Obligations
(CMOs), Planned Amortization Class (PAC), Real Estate Mortgage Investment Conduits (REMICs), Stripped-Mortgage-Backed Securities, interest rate swaps, futures or options. The Company held adjustable rate mortgage-backed securities issued by U. S. Government Agencies totaling $20,700,000 at December 31, 2002 ($19,490,000 in available-for-sale and $1,210,000 in held-to-maturity) and $7,756,000 at December 31, 2001 ($5,783,000 in available-for-sale and $1,973,000 in held-to-maturity). The interest rates on most of these securities are tied to various indexes, are subject to various caps, and are adjusted annually. The Company also held fixed rate mortgage-backed securities issued by U. S. Government Agencies totaling $181,803,000 at December 31, 2002 ($167,637,000 in available-for-sale and $14,166,000 in held-to-maturity) and $85,994,000 at December 31, 2001 ($81,470,000 in available-for-sale and $4,524,000 in held-to-maturity).

                          Securities Available-for-Sale

         The Company had $283,481,000 of securities available-for-sale at December 31, 2002, as compared to $181,302,000 at December 31, 2001. At December 31, 2002, the net unrealized gain on these securities was $1,321,000, net of the tax effect of $681,000. There was a net unrealized loss of $694,000, net of the tax effect of $359,000 on the available-for-sale securities at December 31, 2001. The net unrealized gain or loss is included in shareholders' equity (see Notes A.2, A.6 and B of the "Notes to Consolidated Financial Statements").

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

         A summary of the available-for-sale and held-to-maturity securities at December 31, 2002, 2001 and 2000 are as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                   AVAILABLE-FOR-SALE SECURITIES

                                                 2002                              2001                              2000
                                 --------------------------------  --------------------------------  -------------------------------
                                                     Carrying                          Carrying                          Carrying
dollars in Thousands                Amortized       Amount at          Amortized       Amount at         Amortized       Amount at
at December 31,                        Cost         Fair Value           Cost         Fair Value           Cost         Fair Value
                                 --------------------------------  --------------------------------  -------------------------------
U. S. Treasury                      $   5,244      $   5,287           $   5,074     $   5,108           $   4,011     $   4,022
U. S. Government Agencies              25,315         25,670              43,977        43,704              79,145        79,099
States and Political Subdivisions      44,315         45,182              31,450        31,127              28,210        28,253
Mortgage Backed Securities            186,209        188,338              87,461        87,253              44,110        44,129
Corporate Bonds                         2,000          1,998                 456           422                   -             -
Equity Securities                      18,396         17,006              13,937        13,688               8,496         8,526
                                 --------------------------------  --------------------------------  -------------------------------

   Total Available-for-Sale
        Securities                  $ 281,479      $ 283,481           $ 182,355     $ 181,302           $ 163,972     $ 164,029
                                 ================================  ================================  ===============================

------------------------------------------------------------------------------------------------------------------------------------



                                                     HELD-TO-MATURITY SECURITIES

                                                 2002                              2001                              2000
                                 --------------------------------  --------------------------------  -------------------------------
                                     Carrying                          Carrying                          Carrying
dollars in Thousands                Amount at      Approximate         Amount at      Approximate        Amount at      Approximate
at December 31,                   Amortized Cost    Fair Value      Amortized Cost    Fair Value      Amortized Cost    Fair Value
                                 --------------------------------  --------------------------------  -------------------------------

U. S. Government Agencies            $  6,414       $  6,562            $  8,622      $  8,819            $  7,937      $  7,903
States and Political
        Subdivisions                    8,507          8,615               7,885         7,811               8,016         7,991
Mortgage Backed Securities             15,376         15,614               6,497         6,530               4,019         4,012
                                 -------------------------------  --------------------------------  -------------------------------

   Total Held-to-Maturity
        Securities                   $ 30,297       $ 30,791            $ 23,004      $ 23,160            $ 19,972      $ 19,906
                                 ================================  ================================  ===============================

------------------------------------------------------------------------------------------------------------------------------------


The maturity distribution and weighted average yield of the investment portfolio of the Company at December 31, 2002 are presented in the following table. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%. All average yields were calculated on the book value of the related securities. Equity and other securities having no stated maturity have been included in the "After 10 Years" category.


------------------------------------------------------------------------------------------------------------------------------------
                                AVAILABLE-FOR-SALE INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2002

AVAILABLE-FOR-SALE AT FAIR VALUE
                                                     After 1 But          After 5 But
                                 Within 1 Year      Within 5 Years     Within 10 Years      After 10 Years              Total

(Dollars in Thousands)          Amount    Yield     Amount   Yield      Amount    Yield      Amount    Yield       Amount    Yield
                               ------------------  -----------------  ------------------- --------------------  --------------------
U. S. Treasury                 $ 1,003    2.51 %   $ 2,024   1.68 %   $  2,260    2.72 %   $       -      - %    $   5,287   2.28 %
U. S. Government Agency              -       -       6,025   4.45       11,488    4.29         8,157   5.91         25,670   4.84
Mortgage-Backed Securities          34    6.00           -      -        4,649    4.44       183,655   4.69        188,338   4.69
State and Political
  Subdivisions                       -       -         964   4.30       12,458    4.41        31,760   4.72         45,182   4.63
Other Debt Securities                -       -           -      -            -       -         1,998   2.21          1,998   2.21
Equity Securities                    -       -           -      -            -       -        17,006   3.52         17,006   3.52
                               ----------------    ---------------   ------------------  -------------------  --------------------
  TOTAL AVAILABLE-FOR-SALE
    SECURITIES                 $ 1,037    2.62 %   $ 9,013   3.81 %   $ 30,855    4.25 %   $ 242,576   4.67 %    $ 283,481   4.59 %
                               ================    ===============   ==================  ===================  ====================

Average Of Available-for-Sale
  Securities in Years             0.11                3.70                7.99                 18.26                 16.61
                               ========            ========          ==========          ============         =============

----------------------------------------------------------------------------------------------------------------------------------

                                HELD-TO-MATURITY SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2002

HELD-TO-MATURITY AT AMORTIZED COST
                                                        After 1 But        After 5 But
                                 Within 1 Year        Within 5 Years     Within 10 Years      After 10 Years         Total

(Dollars in Thousands)          Amount    Yield     Amount   Yield      Amount    Yield      Amount    Yield       Amount    Yield
                               -----------------    ---------------  ------------------- --------------------  --------------------
U. S. Government Agency             $ -       - %   $   998   5.86 %    $ 5,416    5.75 %  $        -      - %     $  6,414   5.77 %
Mortgage-Backed Securities            3    6.45         214   7.00           70    7.00        15,089   4.44         15,376   4.49
State and Political
  Subdivisions                        -       -         965   4.47        2,903    4.72         4,639   4.70          8,507   4.68
                               -----------------    ---------------  ------------------- --------------------  --------------------
  TOTAL HELD-TO-MATURITY
    SECURITIES                      $ 3    6.45 %   $ 2,177   5.36 %    $ 8,389    5.41 %  $   19,728   4.50 %     $ 30,297   4.82 %
                               =================    ===============  =================== ====================  ====================

Average Of Held-to-Maturity
  Securities in Years              0.50                3.36                7.51                 17.48                 13.71
                               =========            ========         ===========         =============         =============

------------------------------------------------------------------------------------------------------------------------------------

         During 2002, $90,180,000 of securities available-for-sale were sold, resulting in a total net gain of $1,253,000, which was recorded in income and includes net gains on equity securities sold by First C. G. of $26,000. The securities sold were primarily U. S. Government Agency Bonds, U. S. Agency mortgage-backed bonds, municipal bonds, and corporate bonds held by the Bank and equity securities held by First C. G. The sales by the Bank were executed to provide liquidity, reduce future interest rate risk, and to recognize gains that would be lost as a result of calls and prepayments. The sales of equity securities by First C. G. were made to recognize certain gains, and to reposition the equity portfolio. Securities purchased by the Company in 2002 totaled $310,597,000. Included in these purchases were $60,687,000 in U. S. Agency bonds, $212,844,000 in U. S. Agency mortgage-backed bonds, $24,907,000 in municipal securities, $4,306,000 in U. S. Treasury bonds, $30,000,000 in trust preferred bonds, $1,832,000 in agency preferred stock, and $1,659,000 in equity securities. The securities sold in 2001 totaling $34,334,000 were primarily U.
S. Agency, mortgage-backed bonds and municipal bonds held by the Bank and equity securities held by First C. G. The 2001 sales resulted in net gains of $929,000. These gains include net gains of $146,000 on equity securities sold by First C.
G. The sales made by the Bank were to provide liquidity and to reduce future interest rate risk. The sales by First C. G. were made to recognize certain gains. Security purchases in 2001 amounted to $143,457,000 which were primarily
U. S. Agency mortgage-backed bonds, U. S. Agency fixed rate bonds, municipal securities, U. S. Treasury bonds, corporate bonds, agency preferred stock and other equity securities. In 2000, a net gain on security transactions of $174,000 was recorded on sales of $8,120,000.

                                 Loan Portfolio

         At December 31, 2002, total loans (net of unearned discounts of $138,000 in 2002 and $250,000 in 2001) of $255,844,000 were $30,087,000, or
13.3% higher than the 2001 amount of $225,757,000. The increase in loans in 2002 was primarily the result of an increase of $31,033,000 or 96.0% in real estate commercial loans, an increase of $3,802,000 or 27.6% in other commercial loans and an increase of $103,000 or 6.1% in municipal loans, partially offset by an decrease of $4,499,000 or 4.0% in residential real estate loans (see "Mortgage Loans Held for Sale"), a decrease of $413,000 or 0.7% in consumer loans and a decrease of $51,000 or 0.8% in real estate construction loans.

         Loans Outstanding at December 31 by Major Category are as follows:


LOANS OUTSTANDING BY MAJOR CATEGORY

----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands) at December 31,                2002         2001         2000         1999          1998
----------------------------------------------------------------------------------------------------------------

Real Estate - Residential                         $108,372     $112,871     $128,862     $112,870      $119,914
Real Estate - Construction                           6,076        6,127        5,923        6,737        11,689
Real Estate - Commercial                            63,350       32,317       27,206       26,809        29,587
Consumer/Installment                                58,792       59,205       53,062       45,886        40,184
Commercial (Non-Real Estate)
   and Agricultural                                 17,560       13,762       10,214        9,538        10,900
States and Political Subdivisions                    1,805        1,702        2,089        1,096         1,178
Other                                                   27           23           19           13            10
                                              ------------------------------------------------------------------
TOTAL GROSS LOANS                                  255,982      226,007      227,375      202,949       213,462

Unearned Income                                       (138)        (250)        (431)        (691)       (1,025)
                                              ------------------------------------------------------------------
Total Loans                                        255,844      225,757      226,944      202,258       212,437

Allowance for Possible
   Loan Losses                                      (3,084)      (2,264)      (2,411)      (2,437)       (2,691)
                                              ------------------------------------------------------------------
NET LOANS                                         $252,760     $223,493     $224,533     $199,821      $209,746

----------------------------------------------------------------------------------------------------------------

         The maturity ranges of items in the loan portfolio (excluding residential mortgages of 1 to 4 family residences and consumer loans) of the Bank and the amount of loans with predetermined interest rates and floating interest rates due after one year, as of December 31, 2002, are summarized in the table set forth below. The determination of maturities included in the table are based upon contract terms. Demand loans that do not have a defined repayment term are reported as maturing within one year. In situations where a rollover is appropriate, the Bank's policy in this regard is to evaluate the credit for collectibility consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customers' use of their lines of credit with the Bank that are at floating interest rates. Management continues to emphasize the granting of floating interest rate loans to better match the interest sensitivity of deposits.


LOAN MATURITY AND INTEREST SENSITIVITY
----------------------------------------------------------------------------------------------------------
                                                           Due in             Due in
As of December 31, 2002               One Year             One to              Over
     (Dollars in Thousands)            or Less           Five Years         Five Years           Total

----------------------------------------------------------------------------------------------------------
Real Estate - Construction               $ 1,403             $ 2,561            $ 2,112           $ 6,076
Real Estate - Commercial                  16,324              29,394             17,632            63,350
Commercial (Non-Real Estate)
   and Agricultural                           86               6,159              2,715            17,560
                                     ------------       -------------      -------------       -----------

   TOTAL                                 $17,813             $38,114            $22,459           $86,986
                                     ============       =============      =============       ===========

Loan Maturity After 1 Year
With:

   Predetermined Interest Rate                               $10,702            $21,205
   Floating Interest Rate                                     24,412              1,254
                                                        -------------      -------------

      TOTAL                                                  $38,114            $22,459
                                                        =============      =============

----------------------------------------------------------------------------------------------------------


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

         The loan to deposit ratio was 54.1% at December 31, 2002 and 59.4% at December 31, 2001. Additional information concerning loans is shown in Note C of the "Notes to Consolidated Financial Statements".

                          Mortgage Loans Held-for-Sale

         Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, "Accounting for Mortgage Securities Retained After the Securitizations of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise". SFAS No. 134 requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held-for-sale based upon its ability and intent to sell or hold these investments.

         Management continued a program to sell most of its newly originated residential real estate loans in the secondary market. In both 2002 and 2001, the Company also sold a group of residential real estate loans originated in prior years. The purpose of these sales was to reduce the Company's interest rate risk and to provide funds to support a higher level of loan originations.

         The sales of residential real estate loans in the secondary market for 2002 amounted to $52,909,000. In 2002, the Bank originated $33,053,000 of the loans sold. The remaining $19,856,000 of loans sold in 2002 were originated in prior years. A net gain of $1,122,000 was recorded on the total amount of loans sold. At December 31, 2002, there were $1,263,000 of residential real estate loans identified as held-for-sale. There was no unrealized loss on these loans held-for-sale at December 31, 2002.

         The Bank sold $44,678,000 of residential real estate loans during 2001 in the secondary market. The Bank originated $26,382,000 of these loans in 2001 and $18,296,000 in prior years. A net gain of $346,000 was recognized on the total loans sold in 2001. At December 31, 2001, there were $3,808,000 residential real estate loans identified as held-for-sale.

         During 2000, the Company had a net gain of $59,000 on the sale of $7,718,000 of residential real estate loans.

         The Company intends to continue to originate residential real estate loans in 2003 and to sell some of these loans in the secondary market. The Company services all of the residential mortgage loans sold and plans to continue this practice.

                              Non-Performing Loans

         The following discussion relates to the Bank's non-performing loans, which consist of loans on a non-accrual basis and accruing loans which are past due ninety days or more.

         Accrual of interest is discontinued on a loan when management believes that the borrower's financial condition is such that the collection of interest is in doubt. The Company recognizes these loans as non-accrual, but considers the principal to be substantially collectible because the loans are protected by adequate collateral or other resources. Payments received on non-accrual loans are applied to principal until such time as the principal is paid off. Any additional payments are then recognized as interest income.

         Loans on non-accrual status totaled $1,351,000 at December 31, 2002. This balance represented a $332,000 increase in non-accrual loans during 2002 due to the poor performance of certain additional mortgage loans. Management believes there is sufficient reserves and/or collateral to cover any possible losses on these loans.

The table "Non-Accrual Loans" shows the balance and the effect non-accrual loans have had on interest income for each of the periods indicated.



------------------------------------------------------------------------------------------------------------------------------------
NON-ACCRUAL LOANS
(Dollars in Thousands) at December 31,                  2002            2001            2000            1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans on a cash basis                     $1,351          $1,019          $1,048          $1,311            $1,245
------------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans as a percentage of total loans        0.53 %          0.45 %          0.46 %          0.65 %            0.59 %
------------------------------------------------------------------------------------------------------------------------------------
Interest which would have
  been recorded at original rate                      $   10          $   22          $   38          $   56            $  144
Interest that was reflected in income                      5              33              42              35                23
------------------------------------------------------------------------------------------------------------------------------------

Net impact on interest income                         $   (5)         $   11          $    4          $  (21)           $ (121)

------------------------------------------------------------------------------------------------------------------------------------

         Set forth below are the amounts of loans outstanding as of the end of each of the periods indicated that are 90 days and over past due and are on an accrual basis and are not included in the table above. Management continues to accrue interest on these loans since they are secured and in the process of collection and are expected to be eventually paid in full.



------------------------------------------------------------------------------------------------------------------------------------
ACCRUING LOANS PAST DUE 90 DAYS OR MORE
(Dollars in Thousands) at December 31,                             2002           2001            2000           1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                            $874         $2,185          $1,469         $1,491        $1,021
------------------------------------------------------------------------------------------------------------------------------------

Accruing loans past due 90 days or more
  as a percentage of total loans                                   0.34 %         0.97 %          0.65 %         0.74 %        0.48%

------------------------------------------------------------------------------------------------------------------------------------

         The following table shows the balance of non-performing loans and non-performing assets for the period indicated.



----------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS
(Dollars in Thousands) at December 31,                 2002         2001           2000           1999           1998
----------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                    $1,351       $1,019         $1,048         $1,311         $1,245
Accruing loans past due 90 days or more                 874        2,185          1,469          1,491          1,021
                                                  --------------------------------------------------------------------

Total non-performing loans                           $2,225       $3,204         $2,517         $2,802         $2,266

Other real estate owned                              $    -       $   93         $  325         $  571         $  636
                                                  --------------------------------------------------------------------

Total non-performing assets                          $2,225       $3,297         $2,842         $3,373         $2,902

----------------------------------------------------------------------------------------------------------------------

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

         The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The total principal amount of impaired loans was $65,000 and $103,000 at December 31, 2002 and 2001, respectively. The recorded investment in these loans and the valuation for credit losses related to loan impairment at December 31, 2002 and 2001 are as follows:



------------------------------------------------------------------
(Dollars in Thousands) at December 31,       2002            2001
------------------------------------------------------------------
Principal amount of impaired loans           $ 65           $ 103
Accrued interest                                -               -
Deferred loan costs                             -               -
                                         ---------      ----------
                                               65             103
Less valuation allowance
  at December 31,                              (8)            (43)
                                         ---------      ----------
                                             $ 57           $  60
------------------------------------------------------------------


         The activity in the allowance account for credit losses related to impaired loans is as follows:



--------------------------------------------------------------------------
(Dollars in Thousands)
  for the years                                    2002              2001
--------------------------------------------------------------------------

Valuation allowance at January 1,                  $ 43              $ 78
Provision for loan impairment                         -                22
Direct charge-offs                                  (15)              (17)
Transfers from (to) Unallocated Reserve             (20)              (40)
                                              ----------      ------------
Valuation allowance
  at December 31,                                  $  8              $ 43

--------------------------------------------------------------------------


         Total cash collected on impaired loans during 2002 was $16,000, of which $11,000 was credited to the principal balance outstanding on such loans, and $5,000 was recognized as interest income.

         Total cash collected on impaired loans during 2001 was $128,000, of which $95,000 was credited to the principal balance outstanding on such loans and $33,000 was recognized as interest income. Interest that would have been accrued on impaired loans was $10,000 and $22,000 in 2002 and 2001, respectively. The valuation allowance for impaired loans of $8,000 at December 31, 2002 and $43,000 at December 31, 2001 is included in the "Allowance for Possible Loan Losses" which amounts to $3,084,000 and $2,264,000 at December 31, 2002 and 2001, respectively. The reduction in the valuation allowance for impaired loans was the result of the decline in the principal amount of impaired loans.

                Allowance and Provision for Possible Loan Losses

         The allowance for possible loan losses constitutes the amount available to absorb estimated losses within the loan portfolio. As of December 31, 2002, the allowance for possible loan losses was $3,084,000 as compared to the December 31, 2001 amount of $2,264,000 and the December 31, 2000 amount of $2,411,000. The allowance for possible loan losses as a percentage of total loans outstanding as of December 31, 2002 was 1.21%, compared to 1.00% at the end of 2001 and 1.06% at the end of 2000. The increase in the allowance for possible loan losses of $820,000 was the result of management's review of loans outstanding (see discussion on "Loan Portfolio") and non-performing loans (the sum of non-accrual loans and accruing loans past due 90 days or more). Included in this review was an analysis of the related collateral of specific loans and the assignment of a risk factor to all non-performing loans. Non-performing loans totaled $2,225,000 at December 31, 2002 as compared to $3,204,000 at December 31, 2001 (see tables on "Non-Accrual Loans" and "Accruing Loans Past Due 90 Days or More"). Loan charge-offs as detailed in the table "Allowance for Possible Loan Losses" were $954,000 in 2002 as compared to $904,000 in 2001 and $561,000 in 2000. Net charge-offs were $721,000 in 2002 or $6,000 less than the 2001 amount of $727,000. The 2002 and 2001 charge-offs were the result of losses on commercial, consumer and residential real estate loans. Net loans charged-off in 2000 were $401,000. The ratio of net loan charge-offs to average loans outstanding was .29%, .32% and .19% in 2002, 2001 and 2000, respectively.

         The provision for possible loan losses was $1,541,000 for the year ended December 31, 2002, $580,000 for the year ended December 31, 2001 and $375,000 for the year ended December 31, 2000. In 2002, the increase in the provision was $961,000 due to the continued high level of loan losses in 2002 and management's analysis of the risks related to the loan portfolio.

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

     The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated. The allocated component of the allowance for loan losses reflects possible losses resulting from the analysis of individual loans, pools of loans and commitments. The specific allowance allocations for individual loans are based on an analysis of individual loans where the internal credit rating is at or below a predetermined classification. The general allocation for pools of loans and commitments is based on historical loss experience adjusted for current trends in areas such as lending policies, economic conditions, delinquencies and concentrations. The historical loss factor is determined using actual loss experience and the related internal risk rating of loans charged off. The unallocated portion of the allowance is a function of the total allowance and the allocated portion of the allowance. The analysis of the allowance is performed quarterly and historical factors are updated periodically based on actual experience.


------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES

(Dollars in Thousands) For the Year Ended December 31,  2002            2001             2000            1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses at Beginning of Year          $ 2,264         $ 2,411          $ 2,437         $ 2,691          $ 2,664

Loans Charged-Off by Category:
  Commercial                                                 32              25               17             255              133
  Real Estate -- Construction                                 -               -                -               -                -
  Real Estate -- Residential                                243             171              219             147               59
  Consumer/Installment                                      679             708              325             330              348
  Other                                                       -               -                -               -                -
                                                    ------------    ------------    -------------    ------------    -------------
Total Loans Charged-Off                                     954             904              561             732              540
                                                    ------------    ------------    -------------    ------------    -------------

Loans Recovered by Category:
  Commercial                                                  -              60                5              30               42
  Real Estate -- Construction                                 -               -                -               -                -
  Real Estate -- Residential                                150              66              100              29                1
  Consumer/Installment                                       83              51               55              44               74
  Other                                                       -               -                -               -                -
                                                    ------------    ------------    -------------    ------------    -------------
Total Loans Recovered                                       233             177              160             103              117
                                                    ------------    ------------    -------------    ------------    -------------

Net Loans Charged-Off                                       721             727              401             629              423
                                                    ------------    ------------    -------------    ------------    -------------
Provision Charged to Expense                              1,541             580              375             375              450
                                                    ------------    ------------    -------------    ------------    -------------

Allowance for Loan Losses at End of Period              $ 3,084         $ 2,264          $ 2,411         $ 2,437          $ 2,691

Total Loans
  Average Loans                                       $ 246,113       $ 228,458        $ 214,856       $ 212,993        $ 217,191
  Year-End                                            $ 255,844       $ 225,757        $ 226,944       $ 202,258        $ 212,437

Net Loans Charged-Off to:
  Average Loans                                            0.29 %          0.32 %           0.19 %          0.30 %           0.19 %
  Loans at Year-End                                        0.28 %          0.32 %           0.18 %          0.31 %           0.20 %
  Allowance for Possible Loan Losses at Year-End          23.38 %         32.11 %          16.63 %         25.81 %          15.72 %
  Provision for Possible Loan Losses                      46.79 %        125.34 %         106.93 %        167.73 %          94.00 %

Allowance for Possible Loan Losses at Year-End to:
  Average Loans                                            1.25 %          0.99 %           1.12 %          1.14 %           1.24 %
  Loans at Year-End                                        1.21 %          1.00 %           1.06 %          1.20 %           1.27 %

------------------------------------------------------------------------------------------------------------------------------------

     The following table details the Allocation of the Allowance for Possible Loan Losses by the various loan categories. The allocation is not necessarily indicative of the categories in which future loan losses will occur, and the entire allowance is available to absorb losses in any category of loans.



------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(Dollars in Thousands)
at December 31,                         2002            2001          2000           1999           1998
------------------------------------------------------------------------------------------------------------

Loan Categories
   Commercial                         $   803         $   567       $   779        $   901        $ 1,350
   Real Estate - Construction               -               -             -              -              4
   Real Estate - Residential              333             312           281            212            128
   Consumer/Installment                 1,256           1,182           964            764            738
   Unallocated                            692             203           387            560            471
                                   -----------     -----------   -----------    -----------    -----------

       TOTAL                          $ 3,084         $ 2,264       $ 2,411        $ 2,437        $ 2,691
                                   ===========     ===========   ===========    ===========    ===========

------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------
PERCENTAGE OF TOTAL LOANS IN EACH CATEGORY TO TOTAL LOANS

At December 31,                          2002            2001          2000           1999           1998
                                   -----------------------------------------------------------------------

Loan Categories
   Commercial                          32.32%          21.15%        17.38%         18.46%         19.52%
   Real Estate - Construction           2.37%           2.71%         2.61%          3.32%          5.48%
   Real Estate - Residential           42.34%          49.94%        56.67%         55.61%         56.18%
   Consumer/Installment                22.97%          26.20%        23.34%         22.61%         18.82%
                                   -----------     -----------   -----------    -----------    -----------

       TOTAL                          100.00%         100.00%       100.00%        100.00%        100.00%
                                   ===========     ===========   ===========    ===========    ===========

------------------------------------------------------------------------------------------------------------

                                    Deposits

         Deposits are the primary source of the Company's funds. During 2002, deposits increased by $92,912,000 or 24.5% to a total of $472,798,000 at December 31, 2002, from a total of $379,886,000 at December 31, 2001. Average deposits for 2002 were $420,191,000, an increase of $61,388,000 or 17.1% over the average total deposits for 2001 of $358,803,000. Contributing to the increase in deposits were increases in savings, money market and checking products in response to marketing campaigns to attract these types of deposits, and the effects of lower interest rates, a slowing economy and a general trend of consumers moving their funds from equity markets to bank deposits. The continued growth of deposits held by the Company and the banking industry in general could be adversely affected by the flow of funds into other banks, credit unions, mutual funds, equity markets and other investment options.

         The Bank's average money market deposits increased in 2002 with average balances of $72,259,000, which was $52,218,000 or 260.6% higher than the 2001 average balance of $20,041,000. Non-interest bearing deposits averaged $57,938,000 in 2002 as compared to $48,959,000 in 2001, an increase of
$8,979,000 or 18.3%. In addition, there was an increase in average interest-bearing demand deposits of $3,409,000 or 6.2% to $58,496,000 in 2002 from $55,087,000 in 2001. These deposit increases were partially offset by decreases in average savings and club deposits which averaged $62,752,000 in 2002 as compared to $65,079,000 in 2001, a decrease of $2,322,000 or 3.6%, an
$815,000 or 11.1% decrease in certificates of deposit over $100,000 and a decrease of $75,000 in other time deposits. Average certificates of deposit over $100,000 were $6,519,000 and $7,334,000 in 2002 and 2001, respectively. Average other time deposits were $162,228,000 in 2002 as compared to $162,303,000 in 2001.

         The average balances of deposits for each of the years ended December 31, 2002, 2001 and 2000 are presented in the following table:


------------------------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT BALANCES BY MAJOR CLASSIFICATION
For the Year Ended
December 31,                            2002                                2001                                 2000
------------------------------------------------------------------------------------------------------------------------------------
                                     Average                              Average                             Average
(Dollars in Thousands)               Balance                 Rate         Balance                 Rate        Balance        Rate
------------------------------------------------------------------------------------------------------------------------------------

Demand Deposits
   Non-Interest Bearing             $ 57,939                   - %       $ 48,959                   - %      $ 43,893           - %
   Interest Bearing                   58,496                0.64           55,087                0.89          53,151        1.01
Money Market Deposits                 62,751                1.34           20,041                3.09          13,461        2.79

Savings & Club Accounts               72,259                2.47           65,079                2.09          62,834        2.22
Certificates of Deposits
   under $100,000                    161,764                4.08          162,303                5.36         157,164        5.60
Certificates of Deposits
   of $100,000 or more                 6,983                3.30            7,334                4.86           5,886        5.18
                                -------------                       --------------                       -------------

   Total Deposits                   $420,192                             $358,803                            $336,389
                                =============                       ==============                       =============

------------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
At December 31,                                  2002                  2001
--------------------------------------------------------------------------------
(Dollars in Thousands)
Three Months or Less                           $  1,167              $  7,493
Over Three, Through Six Months                    1,322                 2,015
Over Six, Through Twelve Months                     873                 1,352
Over Twelve Months                                  657                   732
                                              ------------         ----------
    TOTAL                                      $  4,019              $ 11,592
                                              ============         ==========
--------------------------------------------------------------------------------

         There were no brokered deposits at December 31, 2002 and 2001.

                                 Short-Term Debt

         The Bank had securities sold under agreements to repurchase totaling $8,801,000 at December 31, 2002 and $8,380,000 at December 31, 2001. The Bank
had no short-term (overnight) debt at December 31, 2002 and 2001 from the Federal Home Loan Bank against a line of credit of $25,000,000. At December 31, 2002 and 2001, there was no short-term debt in the form of Federal funds purchased, or Federal Reserve Bank discount borrowings. Additional information relating to short-term debt can be found in Note G of the "Notes to Consolidated Financial Statements".

         Short-term debt consists of the following Federal Home Loan Bank advances:



------------------------------------------------------------------------------------------------

Dollars in Thousands for the Year Ended December 31,               2002     2001       2000
------------------------------------------------------------------------------------------------
Balance outstanding at December 31,                                $    -    $    -     $ 5,695
Maximum amount outstanding at
  any month-end during the year                                    $    -    $6,415     $11,255
Average amount outstanding                                         $  243    $1,919     $ 3,994
Average interest rate during the year                               1.65%     4.85%       6.41%
------------------------------------------------------------------------------------------------

         Securities sold under agreements to repurchase consist of the following:


--------------------------------------------------------------------------------
(Dollars in Thousands)
Year Ended December 31,                          2002       2001        2000
--------------------------------------------------------------------------------
Balance outstanding at December 31,              $ 8,801     $ 8,380     $ 7,215
Maximum amount outstanding at
  any month-end during the year                  $13,110     $18,519     $12,950
Average amount outstanding                       $10,500     $12,591     $ 7,226
Average interest rate during the year              1.76%       2.90%       4.59%

--------------------------------------------------------------------------------

                                 Long Term Debt

         The Bank had ten long-term loans from the Federal Home Loan Bank of Pittsburgh totaling $67,921,000 at December 31, 2002 and five long-term loans totaling $34,804,000 at December 31, 2001. The proceeds of these loans were used to fund residential real estate loans, community reinvestment projects and securities in the investment portfolio (see Note H of "Notes to Consolidated Financial Statements".).

         The loans outstanding to the Federal Home Loan Bank of Pittsburgh at December 31, 2002 and 2001 are as follows:



-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Interest
                                                  Balance at:         Balance at:                                 Rate at:
           Date                   Original        December 31,        December 31,            Due                December 31,
        Originated                 Amount             2002                2001                Date                  2002
----------------------------     -----------    -----------------   -----------------  -------------------    ------------------
October 1998                      $   7,000           $    7,000           $   7,000      October 2008              4.86%       (1)
August 1999                          10,000               10,000              10,000      August 2004               6.06%       (2)
August 2000                          12,000               12,000              12,000      August 2010               6.23%       (3)
November 2001                           805                  795                 804     November 2016              6.43%       (5)
December 2001                         5,000                5,000               5,000      January 2007              4.45%       (4)
February 2002                            90                   89                   -     February 2017              5.65%       (5)
October 2002                          3,050                3,037                   -      October 2007              3.18%       (5)
December 2002                        15,000               15,000                   -     December 2007              2.90%       (6)
December 2002                        10,000               10,000                   -     December 2007              3.21%       (7)
December 2002                         5,000                5,000                   -     December 2009              3.40%       (6)
                                 -----------    -----------------   -----------------

                                  $  67,945           $   67,921           $  34,804
                                 -----------    -----------------   -----------------

-----------------------------------------------------------------------------------------------------------------------------------


(1) The interest rate on this loan is fixed until October 2003, after which the interest rate may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.
(2) The interest rate on this loan may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month LIBOR is 7.5% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.
(3) The interest rate on this loan may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month LIBOR is 8% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.
(4) The interest rate on this loan is fixed until December, 2002, after which the interest rate may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month LIBOR is 7.5% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.
(5) The interest rate on this loan is fixed until maturity. This loan amortizes with monthly principal and interest payments.
(6)        The interest rate on this loan is fixed until maturity.
(7) The interest rate on this loan is fixed until December, 2003, after which the interest rate may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month LIBOR is 7.5% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.
       _________________________________________________________________________

         The Company also has an obligation as a party to the Employee Stock Ownership Plan (ESOP) debt. There were four loans to ESOP as of December 31, 2002 and 2001. The total outstanding on these loans was $1,093,000 and $1,235,000 at December 31, 2002 and 2001, respectively (see Note L of the "Notes to Consolidated Financial Statements".).

         The ESOP loans outstanding at December 31, 2002 and 2001 are as follows:


(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                         Balance at:         Balance at:                             Rate at:
        Date             Original        December 31,        December 31,            Due            December 31,
     Originated           Amount             2002                2001               Date               2002
---------------------   -----------    -----------------   -----------------   ----------------  ------------------
April 1998                 $   500              $   175             $   240     October 2005           4.25%
February 1999                1,000                  800                 850     October 2018           4.25%
October 2000                    72                   58                  65     October 2010           4.25%
December 2000                  100                   60                  80     October 2005           4.25%
                        -----------    -----------------   -----------------

                           $ 1,672              $ 1,093             $ 1,235
                        ===========    =================   =================

The interest rates on these loans are variable at the Bank's prime rate.
---------------------------------------------------------------------------------------------------------------------



         On June 3, 2002, the Company formed the statutory trust company, First Colonial Statutory Trust I (the "Statutory Trust I"), a wholly-owned Connecticut statutory business trust subsidiary of the Company, for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by the Company. On June 26, 2002, the Company issued $15,000,000 of subordinated debentures to Statutory Trust I and the Statutory Trust I issued $15,000,000 in pooled trust preferred securities. The subordinated debentures are the sole asset of the Statutory Trust. The Trust Preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (4.85% at December 31, 2002) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The net proceeds of the trust preferred securities are to be used to support the Company's growth and expansion plans and other general corporate purposes.

     The Company has non-cancelable operating lease obligations with respect to various buildings and equipment. These obligations totaled $2,785,000 at December 31, 2002 and $3,347,000 at December 31, 2001 (see Note P of the "Notes to Consolidated Financial Statements".).

     The Company's contractual obligations as of December 31, 2002 are as follows:


------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
(Dollars in Thousands) at December 31, 2002

------------------------------------------------------------------------------------------------------------------------
                                                                 Payments Due by Period:
                                                              ----------------------------------------------------------
                                                               Less Than                                       More Than
                                                   Total         1 Year        1-3 Years      3-5 Years         5 Years
----------------------                          ------------  -------------   ------------   ------------     ----------
Long-Term Federal
    Home Loan Debt                                  $67,921           $ 84       $ 10,196       $ 32,820        $24,821
Trust Preferred                                      15,000              -              -              -         15,000
ESOP Debt                                             1,093            142            284            114            553
Operating Leases                                      2,785            539          1,003            671            572
                                                ------------  -------------   ------------   ------------     ----------

Total Obligations                                   $86,799          $ 765       $ 11,483       $ 33,605        $40,946
                                                ============  =============   ============   ============     ==========
------------------------------------------------------------------------------------------------------------------------

                          Off-Balance-Sheet Obligations

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note R of the "Notes to Consolidated Financial Statements".).

         The Company's Contingent Liabilities and Commitments as of December 31, 2002 are as follows:


----------------------------------------------------------------------------------------------------------------------------------
Contingent Liabilities and Commitments
(Dollars in Thousands) at December 31, 2002                            Less Than                                      More Than
                                                         Total           1 Year        1-3 Years      3-5 Years        5 Years
                                                      ------------    -------------   ------------   ------------    -------------
Lines of credit                                           $37,249          $14,919       $ 13,097         $7,408          $ 1,825
Standby letters of credit                                   1,715            1,698             17              -                -
Other commitments to make loans                            12,239           12,239              -              -                -
                                                      ------------    -------------   ------------   ------------    -------------

Total                                                     $51,203          $28,856       $ 13,114         $7,408          $ 1,825
                                                      ============    =============   ============   ============    =============

----------------------------------------------------------------------------------------------------------------------------------

                         Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company manages its assets and liabilities to maintain liquidity and earnings stability. Among the sources of asset liquidity are money market investments, short-term investment securities, and funds received from the repayment of loans and short-term debt. At year-end 2002, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $27,743,000, and securities maturing within one year totaled $1,033,000. At year-end 2001, cash, due from banks, Federal funds sold and interest-bearing deposits with banks totaled $18,189,000, and securities maturing within one year were $8,050,000.

         The Bank is a member of the Federal Home Loan Bank of Pittsburgh, Pennsylvania. The Bank had interest-bearing deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $4,968,000 at December 31, 2002, and $891,000 at December 31, 2001. These deposits are included in interest-bearing deposits with banks on the Company's financial statements. As a result of this relationship, the Bank places most of its short-term funds at the

Federal Home Loan Bank of Pittsburgh in place of other banks. The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000, all of which was available at December 31, 2002.

         Cash flows for the year ended December 31, 2002, consisted of cash provided by operating activities of $23,473,000 and cash provided by financing activities of $140,425,000 offset in part by cash used in investing activities of $158,427,000, resulting in a net increase in cash and cash equivalents of $5,471,000.

         The cash provided by operating activities was comprised principally of the proceeds from mortgage loan sales of $52,909,000, net income of $3,998,000, the provision for possible loan losses of $1,541,000, depreciation and amortization of $1,378,000, amortization of security premiums of $1,282,000, and amortizations of deferred fees on loans of $552,000, reduced in part by mortgage loans originated for sale of $33,053,000, an increase in other assets of $1,589,000, net investment securities gains of $1,253,000, net gains on the sale of mortgage loans of $1,122,000, an increase in accrued interest payable of $820,000, accretion of security discounts of $261,000 and a decrease in accrued interest income of $254,000.

         The cash provided by financing activities was comprised of a net increase in interest and non-interest bearing demand and savings deposits of $89,591,000, the issuance of long-term debt of $33,126,000, proceeds from the issuance of Guaranteed Preferred Beneficial Interest in the Company's subordinated debt of $15,000,000, a net increase in certificates of deposit of $3,321,000, a net increase in repurchase agreements of $421,000, proceeds from the sale of common stock of $389,000 and a decrease in ESOP debt of $142,000. Partially offsetting these increases were the payment of cash dividends of $1,597,000, the purchase of Treasury stock of $,000 and the repayment of long-term debt of $9,000.

         The cash used in investing activities was primarily for the purchase of securities available-for-sale in the amount of $276,235,000, the purchase of securities held-to-maturity in the amount of $34,362,000, a net increase in loans of $47,794,000, a net increase in interest-bearing deposits with banks of $4,084,000 and the purchase of premises and equipment in the amount of $703,000. These cash uses were partially offset by the proceeds from the maturities of securities available-for-sale of $85,796,000, proceeds from the sales of securities available-for-sale of $91,433,000, proceeds from the maturities of securities held-to-maturity of $27,182,000 and proceeds from the sale of other real estate owned of $340,000.

         The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at December 31, 2002 was

$40,314,000 as compared to $35,326,000 at December 31, 2001, an increase of $4,988,000 or 14.1%. This increase was attributable to an increase of $2,482,000 in paid in capital, an increase of $661,000 in common stock, an increase of $2,015,000 in accumulated comprehensive income (see Note A.6 of the "Notes to Consolidated Financial Statements"), a decrease of $142,000 in ESOP debt and a decrease due to the issuance of $220,000 in deferred stock compensation to the Chief Executive Officer. The increases in paid in capital and common stock were the result of the sale of common shares pursuant to the Dividend Reinvestment Plan and the 5% stock dividend. Total shareholders' equity, exclusive of accumulated other comprehensive income was $38,993,000 and $36,020,000 at December 31, 2002 and 2001, respectively, an increase of $2,973,000 or 8.3%. The accumulated other comprehensive income was comprised of the unrealized gains or losses on securities available-for-sale. The unrealized gains on securities available-for-sale at December 31, 2002 amounted to $1,321,000 (net of tax effect of $681,000). Included in shareholders' equity at December 31, 2001 was $694,000 (net of tax effect of $359,000) of unrealized losses on securities available-for-sale (see discussion on "Securities Available-for-Sale").

         The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on May 31, 2002 to all shareholders of record at the close of business on May 17, 2002. On June 22, 2001, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on June 4, 2001. The Company also paid a 5% stock dividend on June 22, 2000 to shareholders of record on June 2, 2000. Fractional shares on the stock dividends were paid in cash. The number of average shares and per share information in this report has been restated to reflect these 5% stock dividends.

         The Company maintains a Dividend Reinvestment and Stock Purchase Plan. In 2002, 7,287 new common shares were purchased pursuant to this Plan at an average price of $23.47 for total proceeds of $171,000. Also in 2002, 8,681 Treasury shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $22.12 per share for total proceeds of $192,000. In 2001, 21,447 new common shares were purchased pursuant to the Plan at an average price of $15.28 per share. The total proceeds were $328,000.

         The Company adopted the "2001 Stock Option Plan" during 2001. This plan provides for the awarding of stock options to key employees, officers and directors of the Company. During 2002, options to purchase 128,375 shares of the Company's common stock at an average price of $21.12 per share were granted to certain officers and directors. In 2001, options to purchase 21,873 shares of the Company's common stock at an average price of $15.70 per share were issued to certain officers and directors under this plan. In January 2003, options to purchase 59,950 shares of the Company's common stock at an average price of $23.83 per share were issued under the 2001 Stock Option Plan to certain officers and directors.

         A Non-Employee Directors Stock Option Plan was adopted by the Company in 1994. This plan provides for the awarding of stock options to the Company's non-employee directors. There were no options awarded under this plan in 2002 and 2001.

         The Company also has a Stock Option Plan that was adopted in 1986 and the 1996 Stock Option Plan that was adopted in 1996 which provide for the granting of options to acquire the Company's common stock for officers and key employees. No new options may be issued under the 1986 Stock Option Plan or the 1996 Stock Option Plan. In January 2001, options to purchase 43,553 shares of the Company's common stock at an average price of $15.80 per share were granted to certain officers under the 1996 Stock Option Plan. During 2002, options for 10,549 shares of the Company's common stock issued pursuant to the plan were exercised at an average price of $17.07 per share. In 2001, options for 4,927 shares of the Company's common stock were exercised at an average price of $11.90. In 2000, no options were issued under the 1996 Stock Option Plan. No options were exercised under these plans in 2000.

         In January 2002, a grant of 10,500 shares of the Company's common stock was awarded to the Company's Chief Executive Officer in the form of deferred stock compensation. The total value of this award was $220,000 or $20.95 per share. This grant will vest over a five-year period at the rate of 20% per year. A charge for the cost of the vesting shares in the amount of $45,000 is included in the benefit expenses for the year ended December 31, 2002.

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

         The Company, in March 2001, settled claims by a group of funeral directors, against the Bank in connection with certain pre-need funeral trusts which were allegedly directed by funeral directors to be invested in a private placement annuity. In 1998, the Company established a reserve of $1.5 million against these possible claims. The Company added an additional $1,012,000 to this reserve in 2000. The reserve balance, as of December 31, 2002 and 2001 equaled $253,000 and $336,000, respectively. Payments made from this reserve amounted to $83,000 in 2002 and $2,025,000 in 2001. In addition, the reserve was reduced in 2001 by $119,000 with a corresponding credit to operating expenses. This reduction in the reserve was the result of an analysis by management of the funds required to meet the remaining commitments. There were no additions to this reserve in 2002. The Company expects the reserve to be sufficient to cover the remaining liabilities. The Company has incurred legal expenses in regard to these claims during 2002, 2001 and 2000. The Company will continue to incur legal expenses in regard to these claims during 2003.

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

Item 7.A  Quantitative and Qualitative Disclosure About Market Risks
--------  ----------------------------------------------------------

        Contained in Item 7 "Management's Discussion and Analysis of Financial Condition And Results of Operation".

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
First Colonial Group, Inc.

         We have audited the accompanying consolidated balance sheets of First Colonial Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Colonial Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/GRANT THORNTON LLP


Philadelphia, Pennsylvania
January 16, 2003 (except for Note X as to which the date is March 6, 2003)


FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands) At December 31,                      2002                  2001
----------------------------------------------------------------------------------------------------------------------

ASSETS
Total Cash and Cash Equivalents                           $  22,741           $  17,270

Interest-Bearing Deposits With Banks                          5,002                 919
Investments Securities Held-to-Maturity
(Fair Value: 2002 - $30,791; 2001 - $23,160)                 30,297              23,004
Investment Securities Available-for-Sale                    283,481             181,302
Mortgage Loans Held-for-Sale                                  1,263               3,808
Loans                                                       255,844             225,757
Less: Allowance for Possible Loan Losses                     (3,084)             (2,264)
                                                          -------------      ------------
Net Loans                                                   252,760             223,493
Premises and Equipment, Net                                   6,375               6,562
Accrued Interest Income                                       3,142               2,888
Other Assets                                                  6,531               5,898
                                                          -------------      ------------
TOTAL ASSETS                                              $ 611,592           $ 465,144
                                                          =============      ============

LIABILITIES
Deposits
 Non-Interest-Bearing Deposits                            $  64,150           $  57,931
 Interest-Bearing Deposits
 (Includes Certificates of Deposit in Excess
 of $100: 2002 - $4,019; 2001 - $11,592)                    408,648             321,955
                                                          -------------      ------------
Total Deposits                                              472,798             379,886

Securities Sold Under Agreements to Repurchase                8,801               8,380
Long-Term Debt                                               67,921              34,804
Guaranteed Preferred Beneficial Interest in the
Company's Subordinated Debentures                            15,000                 ---
Accrued Interest Payable                                      3,129               3,949
Other Liabilities                                             3,629               2,799
                                                          -------------      ------------
TOTAL LIABILITIES                                           571,278             429,818
                                                          -------------      ------------

SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $5.00 a share
Authorized: 500,000 shares, none issued                         ---                 ---
Common Stock, Par Value $5.00 a share
Authorized: 10,000,000 shares
Issued and Outstanding: 2,217,971 shares in 2002
and 2,085,778 shares in 2001                                 11,090              10,429
Additional Paid-In Capital                                   20,786              18,304
Retained Earnings                                             8,430               8,581
Less: Treasury Stock at Cost:
no shares in 2002 and 2,463 shares in 2001                      ---                 (59)
Less: Deferred Stock Compensation:
10,500 shares in 2002 and no shares in 2001                    (220)                ---
Employee Stock Ownership Plan Debt                           (1,093)             (1,235)
Accumulated Other Comprehensive Income (Loss)                 1,321                (694)
                                                          -------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                   40,314              35,326
                                                          -------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 611,592           $ 465,144
                                                          =============      ============

----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------
(Dollars in Thousands, except per share data)
  For the Year Ended December 31,              2002      2001      2000
------------------------------------------------------------------------
INTEREST INCOME
  Interest and Fees on Loans               $17,452   $18,596   $18,116
  Interest on Investment Securities
    Taxable                                  9,847     9,515     9,440
    Tax-Exempt                               2,074     1,756     1,567
  Interest on Deposits with Banks and
    Federal Funds Sold                         157       168       164
                                           -------   -------   -------
      Total Interest Income                 29,530    30,035    29,287
                                           -------   -------   -------

INTEREST EXPENSE
  Interest on Deposits                       9,723    11,521    11,414
  Interest on Short-Term Debt                  189       459       588
  Interest on Long-Term  Debt                2,082     1,989     1,945
  Interest on Trust-Preferred Securities       416         -         -
                                           -------   -------   -------
      Total Interest Expense                12,410    13,969    13,947
                                           -------   -------   -------

NET INTEREST INCOME                         17,120    16,066    15,340
Provision for Possible Loan Losses           1,541       580       375
                                           -------   -------   -------

  Net Interest Income After Provision
    for Possible Loan Losses                15,579    15,486    14,965
                                           -------   -------   -------

OTHER INCOME
  Trust Revenue                              1,197     1,287     1,245
  Service Charges on Deposit Accounts        2,586     2,335     2,019
  Investment Securities Gains, Net           1,253       929       174
  Gains on Sales of Mortgage Loans           1,122       346        59
  Other Operating Income                       749       710       825
                                           -------   -------   -------

      Total Other Income                     6,907     5,607     4,322
                                           -------   -------   -------

OTHER EXPENSES
  Salaries and Employee Benefits             9,055     8,224     7,437
  Net Occupancy and Equipment Expense        2,463     2,528     2,392
  Other Operating Expenses                   6,093     5,976     7,116
                                           -------   -------   -------

      Total Other Expenses                  17,611    16,728    16,945
                                           -------   -------   -------

Income Before Income Taxes                   4,875     4,365     2,342
Income Taxes                                   877       808       270
                                           -------   -------   -------

NET INCOME                                 $ 3,998   $ 3,557   $ 2,072
                                           =======   =======   =======

PER SHARE DATA (1)
  Net Income - Basic                       $  1.85   $  1.69   $  0.99
                                           =======   =======   =======
  Net Income - Diluted                     $  1.82   $  1.68   $  0.99
                                           =======   =======   =======
  Cash Dividends                           $  0.74   $  0.70   $  0.67
                                           =======   =======   =======


------------------------------------------------------------------------

(1) Per share data has been adjusted to reflect the 5% stock dividends of May 2002, June 2001 and June 2000.

See accompanying notes to consolidated financial statements.


FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                       Additional            Deferred                      Accumulated
                                                  Common     Paid-In    Retained    Stock     Treasury  ESOP  Other Comprehensive
                                                  Stock      Capital    Earnings  Compensation  Stock   Debt   Income (Loss)   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       $  9,242   $ 15,674   $  8,968  $   -     $    -   $ (1,320)  $ (4,321) $ 28,243
-----------------------------------------------------------------------------------------------------------------------------------
2000
Comprehensive Income
   Net Income                                                               2,072                                             2,072
   Other Comprehensive Income
     Net of Reclassification Adjustments and Taxes                                                                  4,358     4,358
                                                                                                                          ---------
Total Comprehensive Income                                                                                                    6,430
Sale of Common Stock under
  Dividend Reinvestment Plan (21,177 shares)            106        207                                                          313
Sale of Common Stock under
  Directors Stock Option Plan (332 shares)                2                                                                       2
Cash Dividends Paid                                                        (1,406)                                           (1,406)
Stock Dividend of 5% (92,752 shares)                    464      1,078     (1,542)                                                 -
Cash Paid in Lieu of Fractional Shares                                         (2)                                               (2)
ESOP Loan Payment                                                                                          115                  115
Loan to ESOP                                                                                              (172)                (172)
Unallocated ESOP Shares Committed
  to Employees (6,334 shares)                                       (2)                                                          (2)
                                                   ---------  ---------   ---------  -------  ------- ---------   --------  -------
Balance at December 31, 2000                          9,814     16,957      8,090      -          -     (1,377)        37    33,521
-----------------------------------------------------------------------------------------------------------------------------------
2001
Comprehensive Income
   Net Income                                                               3,557                                             3,557
   Other Comprehensive Income
     Net of Reclassification Adjustments and Taxes                                                                   (731)     (731)
                                                                                                                            -------
Total Comprehensive Income                                                                                                    2,826
Sale of Common Stock under
  Dividend Reinvestment Plan (19,907 shares)            100        228                                                          328
Sale of Common Stock under
   Stock Option Plan (4,692 shares)                      23         36                                                           59
Purchase of Treasury Shares (2,463 shares)                                                     (59)                             (59)
Cash Dividends Paid                                                        (1,489)                                           (1,489)
Stock Dividend of 5% (98,480 shares)                    492      1,083     (1,575)                                                 -
Cash Paid in Lieu of Fractional Shares                                         (2)                                               (2)
ESOP Loan Payment                                                                                          142                  142
Unallocated ESOP Shares Committed
  to Employees (9,000 shares)                                        -                                                            -
                                                   ---------  ---------   ---------  -------  ------- ---------   --------  -------
Balance at December 31, 2001                         10,429     18,304      8,581      -       (59)     (1,235)      (694)   35,326
-----------------------------------------------------------------------------------------------------------------------------------
2002
Comprehensive Income
   Net Income                                                               3,998                                             3,998
   Other Comprehensive Income
     Net of Reclassification Adjustments and Taxes                                                                  2,015     2,015
                                                                                                                             ------
Total Comprehensive Income                                                                                                    6,013
Deferred Stock Compensation
   Issued (10,500 shares)                                50        170                (220)                                        -
Sale of Common Stock under
   Dividend Reinvestment Plan (7,287 shares)             37        134                                                          171
Sale of Common Stock under
    Stock Option Plan (10,063 shares)                    50        130                                                          180
Purchase of Treasury Shares (5,850 shares)                                                    (146)                            (146)
Sale of Treasury Shares under
    Dividend Reinvestment Plan (8,313 shares)                     (13)                         205                              192
Cash Dividends Paid                                                        (1,597)                                           (1,597)
Stock Dividend of 5% (104,843 shares)                   524      2,023     (2,547)                                                 -
Cash Paid in Lieu of Fractional Shares                                         (5)                                               (5)
ESOP Loan Payment                                                                                           142                 142
Unallocated ESOP Shares Committed
   to Employees (8,300 shares)                                      38                                                           38
                                                   ---------  ---------   ---------  -------  -------  ---------   -------  -------
Balance at December 31, 2002                         $11,090   $20,786     $8,430    $(220)  $    -    $ (1,093)    $1,321  $40,314

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands) For the Year Ended December 31,                       2002                         2001                  2000
------------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net Income                                                               $ 3,998                   $ 3,557                $ 2,072
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Provision for Possible Loan Losses                                           1,541                       580                   375
Depreciation and Amortization                                                1,378                     1,259                 1,120
Accretion of Security Discounts                                               (261)                     (365)                 (430)
Amortization of Security Premiums                                            1,282                       426                   239
Deferred Taxes                                                                (103)                      185                  (389)
Amortization of Deferred Fees on Loans                                         552                       359                   479
Gain on Sale of Other Real Estate Owned                                         (2)                      (33)                 (119)
Loss from Writedown of Other Real Estate Owned                                   -                         -                   184
Investment Securities Gains, Net                                            (1,253)                     (929)                 (174)
Gain on Sale of Mortgage Loans                                              (1,122)                     (346)                  (59)
Mortgage Loans Originated for Sale                                         (33,053)                  (30,190)               (7,718)
Mortgage Loan Sales                                                         52,909                    44,678                 7,718
Changes in Assets and Liabilities
      (Increase) Decrease in Accrued Interest Income                          (254)                      938                  (781)
      (Decrease) Increase in Accrued Interest Payable                         (820)                   (1,053)                  794
Increase in Other Assets                                                    (1,589)                     (213)                 (439)
Increase (Decrease) in Other Liabilities                                       270                    (1,611)                1,181
                                                                  -----------------            --------------          -------------

Net Cash Provided by Operating Activities                                   23,473                    17,242                 4,053
                                                                  -----------------            --------------          -------------

INVESTING ACTIVITIES
  Proceeds from Maturities of Securities Available-for-Sale                 85,796                    75,806                13,747
  Proceeds from Maturities of Securities Held-to-Maturity                   27,182                    11,843                 1,128
  Proceeds from Sales of Securities Available-for-Sale                      91,433                    35,263                 8,294
  Purchase of Securities Available-for-Sale                               (276,235)                 (128,424)              (45,625)
  Purchase of Securities Held-to-Maturity                                  (34,362)                  (15,033)               (2,334)
  Net (Increase) Decrease in Interest-Bearing Deposits With Banks           (4,084)                     (824)                5,494
  Net Increase in Loans                                                    (47,794)                  (18,288)              (25,949)
  Purchase of Premises and Equipment                                          (703)                     (706)                 (703)
  Proceeds from Sale of Other Real Estate Owned                                340                       704                   623
                                                                  -----------------               --------------         -----------

Net Cash Used in Investing Activities                                     (158,427)                  (39,659)              (45,325)
                                                                  -----------------               --------------         -----------

FINANCING ACTIVITIES
  Net Increase in Interest and Non-Interest Bearing
  Demand Deposits, Savings and Money Market Accounts                        89,591                    27,548                12,074
  Net Increase (Decrease) in Certificates of Deposit                         3,321                      (852)               16,636
  Proceeds from Long-Term Debt                                              33,126                     5,804                12,000
  Payments on Long-Term Debt                                                    (9)                   (5,000)               (8,000)
  Net Decrease (Increase) in ESOP Debt                                         142                       142                   (57)
  Net Increase in Repurchase Agreements                                        421                     1,165                 5,485
  (Decrease) Increase in Short-Term Debt                                         -                    (5,695)                5,695
  Proceeds from Issuance of Common Stock                                       389                       387                   313
  Purchase of Treasury Stock                                                  (146)                      (59)                    -
  Proceeds from the Sale of Treasury Stock                                     192                         -                     -
  Proceeds from the Issuance of Guaranteed Preferred
      Beneficial Interest in Company's Subordinated Debentures              15,000                         -                     -
  Cash Dividends Paid                                                       (1,597)                   (1,489)               (1,406)
  Cash Paid in Lieu of Fractional Shares                                        (5)                       (2)                   (2)
                                                                  -----------------               --------------         -----------

Net Cash Provided by Financing Activities                                  140,425                    21,949                42,738
                                                                  -----------------               --------------         -----------
Increase (Decrease) in Cash and Cash Equivalents                             5,471                      (468)                1,466
Cash and Cash Equivalents, January 1,                                       17,270                    17,738                16,272
                                                                  -----------------               --------------         -----------
Cash and Cash Equivalents, December 31,                                   $ 22,741                  $ 17,270              $ 17,738

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables are in thousands, except per share data.)


NOTE A - SUMMARY OF ACCOUNTING POLICIES
         First Colonial Group, Inc. (the "Company") is a one-bank holding company of Nazareth National Bank and Trust Company (the "Bank"), First C. G. Company, Inc. ("First C. G.") and First Colonial Statutory Trust I ("Statutory Trust I"). The Bank is an independent community bank providing retail and commercial banking services through its 19 offices in Northampton, Lehigh, and Monroe counties in northeastern Pennsylvania.

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

1. BASIS OF FINANCIAL STATEMENT PRESENTATION
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, First C. G., and Statutory Trust I. All significant inter-company balances and transactions have been eliminated.

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

         The Company has one reportable segment, "Community Banking". All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. The Company has also identified several operating segments. These operating segments within the Company's operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include First C. G. and the Parent.

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

         On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but it retains many of the fundamental provisions of that statement. The adoption of this statement did not have a significant impact on the financial condition or the results of operations of the Company.

 6. COMPREHENSIVE INCOME
         The Company follows SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity.


The income tax effects allocated to comprehensive income are as follows:

------------------------------------------------------------------------------------------------------
For the Year Ended December 31,                                 Before Tax       Tax      Net of Tax
                                                                  Amount       Expense      Amount
                                                                              (Benefit)
------------------------------------------------------------------------------------------------------
2002
Unrealized Gains on Securities:
  Unrealized Holding Gains
    Arising During Period                                            $ 1,802      $ (615)     $ 1,187
  Less:  Reclassification
    Adjustment for Gains
    Realized in Net Income                                            (1,253)        425         (828)
                                                              ----------------------------------------

Other Comprehensive Income, Net                                      $ 3,055     $(1,040)     $ 2,015
------------------------------------------------------------------------------------------------------
2001
Unrealized Losses on Securities:
  Unrealized Holding Losses
    Arising During Period                                           $ (2,039)     $  695      $(1,344)
  Less:  Reclassification
    Adjustment for Gains
    Realized in Net Income                                              (929)        316         (613)
                                                              ----------------------------------------

Other Comprehensive Loss, Net                                       $ (1,110)     $ 379       $  (731)
------------------------------------------------------------------------------------------------------
2000
Unrealized Gains on Securities:
  Unrealized Holding Gains
    Arising During Period                                            $ 6,431    $ (2,188)     $ 4,243
  Less:  Reclassification
    Adjustment for Gains
    Realized in Net Income                                              (174)         59         (115)
                                                              ----------------------------------------

Other Comprehensive Income, Net                                      $ 6,605    $ (2,246)     $ 4,358
                                                              ----------------------------------------

------------------------------------------------------------------------------------------------------

 7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS No. 119") requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2002, 2001 or 2000.

8. INCOME TAXES
         The Company calculates deferred income taxes under the liability method whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

9. STOCK BASED COMPENSATION
         Under the Company's Stock Option Plans, options to acquire shares of common stock are granted to certain officers, key employees and directors.

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


-----------------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                                                2002                     2001                    2000
-----------------------------------------------------------------------------------------------------------------------------
Net Income                            As reported                   $ 3,998                  $ 3,557                 $ 2,072
                               Stock-based Compensation
                           Cost Determined under Fair Value
                                 Method for all Awards                 (380)                    (144)                   (135)
                                                                ------------            -------------            ------------

                                       Pro forma                    $ 3,618                  $ 3,413                 $ 1,937
                                                                ============            =============            ============

Basic earnings                        As reported                    $ 1.85                   $ 1.69                  $ 0.99
per share                              Pro forma                     $ 1.67                   $ 1.62                  $ 0.92

Diluted earnings                      As reported                    $ 1.82                   $ 1.68                  $ 0.99
per share                              Pro forma                     $ 1.63                   $ 1.61                  $ 0.92

-----------------------------------------------------------------------------------------------------------------------------


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 3.3%, 4.4% and 2.8%; expected volatility of 43.5%, 26.0% and 27.0%; risk-free interest rates of 4.9%, 5.2% and 6.07%; and
expected lives of 10 years.

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

12. PER SHARE INFORMATION
         The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Share and per share amounts have been retroactively restated to reflect the three 5% stock dividends in May 2002, June 2001 and June 2000.

13. STATEMENT OF CASH FLOWS
         The Company considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

         Cash paid for interest was $13,230,000, $15,022,000 and $13,153,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Cash paid for taxes was $1,175,000 in 2002, $610,000 in 2001 and $500,000 in 2000.

14. ADVERTISING COSTS
         The Company expenses advertising costs as incurred.

15.    TRANSFER AND SERVICING OF ASSETS AND
       EXTINGUISHMENTS OF LIABILITIES

         In September, 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral, this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

16. NEW ACCOUNTING PRONOUNCEMENTS
         On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Upon adoption, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually. The adoption of these statements did not impact the Company's financial position or results of operations.

17. RECLASSIFICATIONS
         Certain reclassifications of prior years' amounts have been made to conform to the 2002 presentation.


NOTE B - INVESTMENT SECURITIES

         The amortized cost, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity securities at December 31, 2002 and 2001 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale Securities              2002                                                     2001
------------------------------------------------------------------------------------------------------------------------------------
                                                     Gross       Gross                            Gross      Gross
                                      Amortized    Unrealized   Unrealized    Fair   Amortized   Unrealized  Unrealized    Fair
                                        Cost         Gains       Losses       Value     Cost      Gains      Losses       Value
------------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury                         $  5,244    $     43   $     -      $  5,287  $  5,074   $     34  $      -     $  5,108
U. S. Government Agency                  25,315         360        (5)       25,670    43,977        127      (400)      43,704
State and Political Subdivisions         44,315         948       (81)       45,182    31,450        130      (453)      31,127
Mortgage-Backed Securities              186,209       2,167       (38)      188,338    87,461        438      (646)      87,253
Corporate Bonds                           2,000           -        (2)        1,998       456          2       (36)         422
Equity Securities                        18,396         172    (1,562)       17,006    13,937        269      (518)      13,688
                                  --------------   ---------- ----------   --------- --------   --------- ---------   ------------

Total                                  $281,479    $  3,690   $(1,688)     $283,481  $182,355   $  1,000  $ (2,053)    $181,302
                                  ==============   ========== ==========   ========= ========   ========= =========   ==========


------------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities              2002                                                     2001
------------------------------------------------------------------------------------------------------------------------------------
                                                     Gross       Gross                             Gross      Gross
                                      Amortized    Unrealized   Unrealized    Fair   Amortized   Unrealized  Unrealized  Fair
                                        Cost         Gains       Losses       Value     Cost      Gains      Losses     Value
------------------------------------------------------------------------------------------------------------------------------------

U. S. Government Agency               $  6,414    $    148    $    -      $  6,562  $  8,622   $    197  $      -     $  8,819
State and Political Subdivisions         8,507         165       (57)        8,615     7,885         38      (112)       7,811
Mortgage-Backed Securities              15,376         239        (1)       15,614     6,497         56       (23)       6,530
                                   ------------   ---------- ----------   --------- --------  --------- ---------   ------------

Total                                 $ 30,297    $    552    $  (58)     $ 30,791  $ 23,004   $    291  $   (135)    $ 23,160
                                   ============   ========== ==========   ========= ========  ========= ==========   ============


------------------------------------------------------------------------------------------------------------------------------------
     At December 31, the equity securities in the available-for-sale category include Federal Reserve Bank stock in the amount of
$564,000 in 2002 and $258,000 in 2001, and Federal Home Loan Bank stock in the amount of $4,218,000 in 2002 and $2,204,000 in 2001 which are carried at cost.



         The following table lists the maturities of debt securities at December 31, 2002, classified as available-for-sale and held-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



------------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF DEBT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------

At December 31, 2002                                     Available-for-Sale                                    Held-to-Maturity
                                             Carrying Value            Fair Value               Carrying Value           Fair Value
                                             ---------------------------------------            ------------------------------------
Due in one year or less                              $   1,002             $  1,003                $      -                 $      -
Due after one year through five years                    8,959                9,013                   1,963                    1,996
Due after five years through ten years                  25,787               26,206                   8,319                    8,534
Due after ten years                                     41,126               41,915                   4,639                    4,647
                                             ------------------        -------------            ------------             -----------
                                                        76,874               78,137                  14,921                   15,177
Mortgage-Backed Securities                             186,209              188,338                  15,376                   15,614
Equity Securities                                       18,396               17,006                       -                        -
                                             ------------------        -------------            ------------             -----------
Total Investments                                    $ 281,479             $283,481                $ 30,297                 $ 30,791
                                             ==================        =============            ============             ===========
------------------------------------------------------------------------------------------------------------------------------------

         Investment securities with a carrying amount of $15,926,000 and $11,568,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. There were no securities held other than U. S. Treasury or
U. S. Agencies from a single issuer which represented more than 10% of shareholders' equity. Proceeds from sales of investments in debt and equity securities available-for-sale during 2002, 2001 and 2000 were $91,433,000, $35,263,000 and $8,294,000, respectively. Gross gains of $1,318,000 and gross losses of $65,000 were realized on those sales in 2002. Gross gains of $1,015,000 and gross losses of $86,000 were realized on the sales in 2001. In 2000, gross realized gains were $252,000 and gross realized losses were $78,000.

NOTE C - LOANS

         Major classifications of loans at December 31, 2002 and 2001 are as follows:

(Dollars in Thousands) at
                                        ----------------------------------------
December 31,                                  2002                    2001
--------------------------------------------------------------------------------

Real Estate/Residential                        $ 108,372              $ 112,871
Real Estate/Construction                           6,076                  6,127
Real Estate/Commercial                            63,350                 32,317
Consumer/Installment                              58,792                 59,205
Commercial (Non-Real Estate)
    and Agricultural                              17,560                 13,762
States and Political Subdivisions                  1,805                  1,702
Other                                                 27                     23
                                        -----------------         --------------

    Total Gross Loans                            255,982                226,007
       Less:  Unearned Discount                     (138)                  (250)
                                        -----------------         --------------

Total Loans                                    $ 255,844              $ 225,757
--------------------------------------------------------------------------------

         The Company makes loans to its directors and executive officers. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

         An analysis of the 2002 activity of these loans follows:

------------------------------------------------------
Balance, January 1, 2002                        $ 976
     New loans                                  1,265
     Repayments                                  (156)
                                         -------------
Balance, December 31, 2002                    $ 2,085
------------------------------------------------------

NOTE D - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for possible loan losses were as follows:



----------------------------------------------------------------------------------------------
Year Ended December 31,             2002                     2001                    2000
----------------------------------------------------------------------------------------------

Beginning Balance                    $ 2,264                  $ 2,411                 $ 2,437

  Provisions charged to
    operating expenses                 1,541                      580                     375
  Recoveries                             233                      177                     160
  Loans charged-off                     (954)                    (904)                   (561)
                                 ------------            -------------            ------------

Ending Balance                       $ 3,084                  $ 2,264                 $ 2,411
----------------------------------------------------------------------------------------------




         There were loans totaling $1,351,000 on which the accrual of interest has been discontinued or reduced at December 31, 2002. During 2002, an average of $1,035,000 of loans was on non-accrual status. Non-accrual loans at December 31, 2001 amounted to $1,019,000 and averaged $943,000 during 2001. Loans 90 days and over past due and still accruing totaled $874,000 at December 31, 2002 and $2,185,000 at December 31, 2001.

         The recorded investment in impaired loans was $65,000, $103,000 and $339,000 at December 31, 2002, 2001 and 2000, respectively. The valuation allowance for credit losses related to impaired loans is a part of the allowance for possible loan losses. The total valuation allowance was $8,000, $43,000 and $78,000 at December 31, 2002, 2001 and 2000, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002, 2001 and 2000 was approximately $78,000, $201,000 and $317,000, respectively. All impaired loans were on a non-accrual status. Income on impaired loans is recognized by the Company on a cash basis. The Company recognized interest income of approximately $5,000, $33,000 and $42,000 on impaired loans in 2002, 2001 and 2000, respectively.

NOTE E - PREMISES AND EQUIPMENT

         Major classifications of these assets at December 31, 2002 and 2001 are summarized as follows:



---------------------------------------------------------------------------------------
                                      Estimated Useful
                                                Lives     2002                  2001
---------------------------------------------------------------------------------------

Land                                       ---          $1,509                 $ 1,324
Premises                               10-20 years       7,742                   7,550
Equipment                              3-10 years        7,045                   7,168
                                                    -----------            ------------
                                                        16,296                  16,042
Accumulated depreciation
  and amortization                                      (9,921)                 (9,480)
                                                    -----------            ------------

Total Premises and Equipment                            $6,375                 $ 6,562

---------------------------------------------------------------------------------------

         Depreciation and amortization expense amounted to $890,000, $975,000 and $987,000 in 2002, 2001 and 2000, respectively.

NOTE F - DEPOSIT MATURITIES

         At December 31, 2002, the schedule of maturities of certificates of deposit is as follows:

        ---------------------------------------

                2003                  $99,576
                2004                   23,209
                2005                   23,525
                2006                   14,779
                2007                   13,376
          Thereafter                    1,224
                                -------------
                                     $175,689
        ---------------------------------------

NOTE G - SHORT-TERM DEBT

         The Federal Home Loan Bank of Pittsburgh provides the Bank with a line of credit in the amount of $25,000,000. There were no short-term borrowings against this line at December 31, 2002 and 2001. There was short-term borrowings in the amount of $5,695,000 against this line at December 31, 2000.

         There was no short-term debt in the form of Federal Reserve Discount borrowings and Federal Funds purchased at December 31, 2002, 2001 and 2000.

         There were securities sold under agreements to repurchase totaling $8,801,000 at December 31, 2002, $8,380,000 at December 31, 2001 and $7,215,000
at December 31, 2000.

NOTE H - LONG-TERM DEBT

         The Company had long-term debt from the Federal Home Loan Bank of Pittsburgh totaling $67,921,000 at December 31, 2002 and $34,804,000 at December 31, 2001. These loans will mature in one to ten years. The weighted average interest rate on these loans was 4.4% and 5.8% at December 31, 2002 and 2001, respectively.

         The Company also has an obligation as a party to the Employee Stock Ownership Plan debt.

         The principal payments due on the Company's debt at December 31, 2002 are as follows:


---------------------------------------------------------------------------------------
                          ESOP Debt                 FHLB Debt                 Total
---------------------------------------------------------------------------------------

2003                        $   142                  $     84                 $    226
2004                            142                    10,096                   10,238
2005                            142                       100                      242
2006                             57                       103                      160
2007                             57                    32,717                   32,774
2008 and beyond                 553                    24,821                   25,374
                      --------------             -------------             ------------

Total                       $ 1,093                  $ 67,921                 $ 69,014

---------------------------------------------------------------------------------------


NOTE I - GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S SUBORDINATED DEBENTURES

         On June 3, 2002, the Company formed the statutory trust company, First Colonial Statutory Trust I (the "Statutory Trust I"), a wholly-owned Connecticut statutory business trust subsidiary of the Company, for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by the Company. On June 26, 2002, the Company issued $15,000,000 of subordinated debentures to Statutory Trust I and the Statutory Trust I issued $15,000,000 in pooled trust preferred securities. The subordinated debentures are the sole asset of the Statutory Trust. The Trust Preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (4.85% at December 31, 2002) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The net proceeds of the trust preferred securities are to be used to support the Company's growth and expansion plans and other general corporate purposes.

NOTE J - OTHER OPERATING EXPENSES

         Other operating expenses consist of the following:


--------------------------------------------------------------------------------------------------
Year Ended December 31,                       2002                  2001                    2000
--------------------------------------------------------------------------------------------------

Advertising                                 $  479                $  463                  $   546
Consulting Fees                                892                   894                      588
Data Processing Services                       767                   739                      813
Litigation Costs and Legal Fees                210                   535                      723
Mortgage Servicing Amortization                488                   265                      116
Printing, Stationery and Supplies              442                   354                      320
Provisions for Trust Reserve                     -                  (110)                   1,012
All Other                                    2,815                 2,836                    2,998
                                        -----------            ----------             ------------

Total Other Operating Expenses              $6,093                $5,976                  $ 7,116

--------------------------------------------------------------------------------------------------


NOTE K - INCOME TAXES

         Income tax expense (benefit) is as follows:


----------------------------------------------------------------------------------------
Year Ended December 31,                 2002               2001                    2000
----------------------------------------------------------------------------------------
Federal
    Current                             $980              $ 352                   $ 659
    Deferred (benefit)                  (103)               456                    (389)
                                     --------        -----------            ------------
    Total                               $877              $ 808                   $ 270

----------------------------------------------------------------------------------------

         The income tax provision reconciled to the tax computed statutory Federal rate is as follows:



-------------------------------------------------------------------------------------------
Year Ended December 31,                   2002               2001                     2000
-------------------------------------------------------------------------------------------
Federal tax expense
  at statutory rate                     $1,657             $1,484                    $ 796
Increase (decrease)
  in taxes resulting from:
    Tax-exempt investment
      securities income                   (730)              (645)                    (582)
    Tax-exempt interest
      on loans                             (41)               (37)                     (37)
Other, net                                  (9)                 6                       93
                                     ----------         ----------            -------------
Applicable Income Taxes                 $  877             $  808                    $ 270

-------------------------------------------------------------------------------------------


Deferred tax assets and liabilities consist of the following:


--------------------------------------------------------------------
At December 31,                             2002               2001
--------------------------------------------------------------------

Deferred Tax Assets:
   Tax Credits                           $     -            $   200
   Unrealized Securities Losses                -                359
   Loan Loss Reserve                         772                464
   Deferred Compensation                     465                449
   Post-Retirement Benefits                   88                 81
   Depreciation                              213                139
   Miscellaneous Reserves                    134                243
   Other                                     148                142
                                      -----------         ----------
     Total                               $ 1,820            $ 2,077
                                      ===========         ===========

Deferred Tax Liability:
   Unrealized Securities Gains           $   681            $     -
                                      -----------         ----------
    Total                                $   681            $     -
                                      ===========         ===========

Net                                      $ 1,139            $ 2,077
--------------------------------------------------------------------


NOTE L - EMPLOYEE STOCK OWNERSHIP PLAN

         The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees.

         In October, 2000, the ESOP borrowed $71,875 from the Company's subsidiary, First C. G., payable over ten years. The proceeds from this loan were used to purchase shares of the Company's common stock on the market. In December, 2000, the ESOP borrowed an additional $100,000 from the Company's subsidiary, First C. G., payable over five years. The proceeds from this loan were used to purchase the shares from the account of a former employee pursuant to the provisions of the Plan. The interest on these loans is at the Bank's prime rate (an interest rate of 4.25% at December 31, 2002 and 4.75% at December 31, 2001). The balance on these loans was $57,500 and $60,000, respectively at December 31, 2002 and $64,688 and $80,000, respectively at December 31, 2001.

         In 1999, the ESOP borrowed $1,000,000 from the Company's subsidiary, First C. G., payable over six years. The interest rate on this loan is at the Bank's prime rate (an interest rate of 4.25% at December 31, 2002 and 4.75% at December 31, 2001). The balance outstanding on this loan was $800,000 at December 31, 2002 and $850,000 at December 31, 2001. The proceeds from this loan were used to purchase shares of the Company's common stock on the market.

         In 1998, the ESOP borrowed $500,000 from the Company's subsidiary, First C. G. The interest rate on this loan is at the Bank's prime rate (an interest rate of 4.25% at December 31, 2002 and 4.75% at December 31, 2001). The balance outstanding on this loan was $175,000 at December 31, 2002 and $240,000 at December 31, 2001.

         These obligations have been recorded as a liability on the books of the Company and are collateralized by stock of the Bank. Interest expense represents the actual interest paid by the ESOP. The interest incurred on ESOP debt was $56,000, $108,000 and $121,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

         Compensation expense related to the ESOP amounted to $322,000, $225,000 and $238,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As provided by SOP 93-6, the ESOP compensation expense includes an amount which is the fair market value of the shares related to the loans that were allocated to the employees during these years. The amount related to the release of shares included in compensation expense was $38,000 in 2002, none in 2001 and a $2,000 credit in 2000. The number of shares released was 8,300 in 2002, 9,000 in 2001 and 6,651 in 2000.

         Dividends on unallocated shares used for debt service were $41,000, $46,000 and $41,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         The total shares held by the ESOP were 333,162 and 336,484 at December 31, 2002 and 2001, respectively. ESOP shares have been restated to reflect the three 5% stock dividends of May, 2002, June, 2001 and June, 2000.

NOTE M - OTHER BENEFIT PLANS

         Employees who qualify may elect to participate in a deferred salary savings 401(k) plan. A participating employee may contribute a maximum of

12% of his or her compensation. The Company will contribute $.50 for each $1.00 up to the first 5% that each employee contributes. Company payments are charged to current operating expenses. These contributions were $104,000, $101,000 and $91,000 in 2002, 2001 and 2000, respectively.

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

         Actuarial present value of benefit obligations is as follows:



-----------------------------------------------------------------------------------------------------------------
                                                       Officers' Supplemental                  Deferred
                                                          Retirement Plan                   Directors' Plan
                                                      -----------------------------------------------------------

Year Ended December 31,                                   2002            2001             2002             2001
-----------------------------------------------------------------------------------------------------------------
Change in benefit obligation:

Benefit obligation at beginning of year                  $ 661           $ 388            $ 417            $ 443
Service cost                                                74              57                -                -
Interest cost                                               26              39               27               28
Change due to change in assumptions                         34               -                -                -
Change due to plan amendment                                70               -                -                -
Actual (gain) loss                                        (363)            177               (2)              (1)
Benefits paid                                                -               -              (53)             (53)
                                                      ---------       ---------        ---------        ---------
Benefits obligation at end of year                         502             661              389              417
                                                      ---------       ---------        ---------        ---------

Change in plan assets:
Fair value of plan assets at beginning of year               -               -                -                -
Actual return on plan assets                                 -               -                -                -
Employer contribution                                        -               -               53               53
Benefits paid                                                -               -              (53)             (53)
                                                      ---------       ---------        ---------        ---------
Fair value of plan assets at end of year                     -               -                -                -

Funded status                                             (502)           (661)            (389)            (417)
Unrecognized net transition asset                           (2)             (3)               -                -
Unrecognized net actuarial (gain) loss                    (278)             16               32               33
Unrecognized prior service cost                             52               -                -                -
Adjustment to recognize
  additional minimum liability                               -               -              (32)             (33)
                                                      ---------       ---------        ---------        ---------
Accrued benefit cost                                     $(730)          $(648)           $(389)           $(417)
                                                      ---------       ---------        ---------        ---------

-----------------------------------------------------------------------------------------------------------------

         The weighted average assumed discount rates used in determining the actuarial present value of the projected benefit obligation were 6.5% in 2002 and 7.0% in 2001 and 2000 for the Officers' Supplemental Retirement Plan, and 7.0% in 2002, 2001 and 2000 for the Deferred Directors' Plan. The weighted average expected long-term rate of return on assets was 9.0% for 2002 and 2001, and 8.0% for 2000 for the Officers' Supplemental Retirement Plan and 9.0% in each of those years for the Deferred Directors' Plan. The weighted average rate of increase in future compensation levels used in determining the actuarial present value for the Officers' Supplemental Retirement Plan was 6.0% in 2002, 2001 and 2000.

         Components of the net periodic benefit costs is as follows for both plans:



-------------------------------------------------------------------------------------------------------
OFFICERS' SUPPLEMENTAL RETIREMENT PLAN

Year Ended December 31,                          2002                     2001                    2000
-------------------------------------------------------------------------------------------------------

Service cost                               $       74                     $ 57                    $ 46
Interest cost                                      26                       39                      27
Net amortization and
  deferral of prior service costs                 (18)                       -                     (12)
                                          ------------             ------------            ------------
Net Periodic Benefit Cost                  $       82                     $ 96                    $ 61

-------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------
DEFERRED DIRECTORS' PLAN

Year Ended December 31,                        2002                     2001                    2000
-------------------------------------------------------------------------------------------------------
Service cost                               $        -                $       -              $        -
Interest cost                                      27                       28                      30
Net amortization and
  deferral of prior service costs                   -                        -                       -
                                          ------------             ------------            ------------
Net Periodic Benefit Cost                  $       27                $      28              $       30

-------------------------------------------------------------------------------------------------------

              In January 2002, a grant of 10,500 shares of the Company's common stock was awarded to the Company's Chief Executive Officer in the form of deferred stock compensation. The total value of this award was $220,000 or $20.95 per share. This grant will vest over a five-year period at the rate of 20% per year or earlier upon a change in control. A charge for the cost of the vesting shares in the amount of $45,000 is included in the benefit expenses for the year ending December 31, 2002.

NOTE N - POST-RETIREMENT BENEFIT

         The Company sponsors a post-retirement plan that covers a certain number of retired employees. This plan generally provides medical insurance benefits to a group of previously qualified retirees and spouses who were 60 years of age or older on January 1, 1992 and who have retired from the Company after attaining age 65 and are fully vested in the ESOP at the time of retirement. This plan is currently unfunded.

         As permitted by SFAS No. 106, the Company elected to delay the recognition of the transition obligation by aggregating $308,000, which arose from adopting SFAS No. 106, and amortize this amount on a straight-line basis over 20 years. This election is recorded in the financial statements as a component of net periodic post-retirement benefit cost.

         The components of the net periodic post-retirement benefit cost are as follows:



------------------------------------------------------------------------------------------------
POST-RETIREMENT PLAN
Year Ended December 31,                  2002                     2001                     2000
------------------------------------------------------------------------------------------------
Interest cost                            $ 11                     $ 11                      $ 9
Amortization of transition
  obligation                                9                        8                        3
                                  ------------             ------------            -------------

Net Periodic Benefit Cost                $ 20                     $ 19                     $ 12

------------------------------------------------------------------------------------------------

         The assumptions used to develop the net periodic post-retirement benefit cost are as follows:


-----------------------------------------------------------------------
                           2002                2001               2000
-----------------------------------------------------------------------

Discount Rate             6.50%               7.00%              7.00%
Medical care cost
  trend rate              7.50%               8.00%              8.50%

-----------------------------------------------------------------------

         The medical care cost trend rate used in the actuarial computation ultimately is reduced to 7.5% in the year 2002 and 6.0% in 2005 and subsequent years. This was accomplished using 0.5% decrements through the year 2005 and later.

         The table of actuarially computed plan assets and benefit obligations for the Company is presented below.



-------------------------------------------------------------------------------------------
POST-RETIREMENT PLAN                                         2002                     2001

-------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                     $ 158                    $ 128
Service cost                                                    -                        -
Interest cost                                                  11                       11
Actual gain                                                     -                        -
Change due to change in experience                              7                       37
Change due to change in assumption                              4                        -
Benefits paid                                                 (17)                     (18)
                                                      ------------            -------------
Benefits obligation at end of year                            163                      158
                                                      ------------            -------------

Change in plan assets:
Fair value of plan assets at beginning of year                  -                        -
Actual return on plan assets                                    -                        -
Employer contribution                                           -                        -
Benefits paid                                                   -                        -
                                                      ------------            -------------
Fair value of plan assets at end of year                        -                        -

Funded status                                                (163)                    (158)
Unrecognized net transition obligation                        154                      170
Unrecognized net gain                                         (61)                     (78)
                                                      ------------            -------------
Accrued benefit cost                                        $ (70)                   $ (66)
                                                      ------------            -------------

-------------------------------------------------------------------------------------------

         The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would have been to increase the accumulated post-retirement benefit obligation by $11,131 and the net post-retirement benefit cost by $695. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation by $10,130 and the net post-retirement benefit cost by $633.

         Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $17,000, $18,000 and $13,000 in 2002, 2001 and 2000, respectively. The cost is accrued over the service periods of employees expected to receive benefits.

NOTE O - STOCK OPTIONS

         The Company adopted the "2001 Stock Option Plan" during 2001. Under the 2001 Stock Option Plan, options to acquire shares of common stock may be granted to key employees, officers and directors of the Company. The 2001 Stock Option Plan provides for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under this plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year of grant. In 2002, options to purchase 128,375 shares of the Company's common stock at an average price of $21.12 per share were issued to certain officers and directors under this plan. In 2001, options to purchase 21,873 shares of the Company's common stock at an average price of $15.70 per share were issued to certain officers and directors under this plan. The aggregate number of shares which may be issued under this plan are 330,750 shares of common stock. In January, 2003, options to purchase 59,950 shares of the Company's common stock at an average price of $23.83 per share were issued under the 2001 Stock Option Plan to certain officers and directors.

         The Company adopted a Stock Option Plan in 1996 that was similar to the Stock Option Plan established in 1986. Under the Stock Option Plans, options to acquire shares of common stock may be granted to the officers and key employees. The Stock Option Plans provide for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plans may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from date of grant. In January, 2001, options to purchase 43,553 shares of the Company's common stock at a price of $15.80 per share were issued to certain officers under this plan. No new options may be issued under the 1996 or the 1986 Stock Option Plans. There were no options awarded under this plan in 2000. The aggregate number of shares which may be issued under these plans are 363,884 shares of common stock.

         The Non-Employee Directors Stock Option Plan provides for the awarding of stock options to the Company's Directors. Pursuant to this Plan, on May 1, 1994, each non-employee director of the Company was automatically granted an option to purchase 1,477 shares of the Company's common stock at the fair market value of the Company's common stock of $11.51 per share. In addition, on May 1, 1999, the fifth anniversary of the initial option grant, persons who continue to be non-officer directors were each granted additional options to purchase 1,477 shares of the Company's common stock at a price of $18.21. The Plan additionally provides that any non-employee director who is first elected or appointed as a director of the Company or any subsidiary after May 1, 1994, shall, as of that date of such election or appointment, automatically be granted an option to purchase 1,477 shares of the Company's common stock. Such persons who continue to be non-officer directors shall also be granted additional options to purchase 1,477 shares of the Company's common stock on the fifth anniversary of the date they were first elected or appointed to the Board of Directors. There were no options awarded under this plan in 2001. In 2000, options to purchase 2,955 shares of the Company's common stock at a price of $14.90 per share were granted to certain non-employee directors pursuant to the provisions of this plan. The aggregate number of shares which may be issued under the Non-Employee Directors Stock Option Plan is 29,547 shares of common stock.

         A summary of the 2001 Stock Option Plan as of December 31, 2002 and 2001 and changes during the years are presented below.



------------------------------------------------------------------------------------------------------------------------------------
2001 EMPLOYEE STOCK OPTION PLAN
Year Ended December 31,                                      2002                                             2001
-------------------------------------------------------------------------------           ------------------------------------------
                                                                    Weighted                                         Weighted
                                                                    Average                                           Average
                                                                    Exercise                                         Exercise
                                            Shares                   Price                   Shares                    Price
                                          ------------            -------------            ------------             ------------
Outstanding at beginning of year               21,873                  $ 15.70                       -                  $     -
Granted                                       128,375                    21.12                  21,873                    15.70
Exercised                                           -                        -                       -                        -
Expired                                           578                    21.38                       -                        -
                                          ------------            -------------            ------------             ------------
Outstanding at end of year                    149,670                  $ 20.33                  21,873                  $ 15.70
                                          ============            =============            ============             ============

Options exercisable at year-end                 5,466                  $ 15.70                       -                  $     -
                                          ============            =============            ============             ============
Weighted average fair value of
  options granted during the year                                      $  8.45                                          $  4.18

------------------------------------------------------------------------------------------------------------------------------------

         The following table summarizes information concerning the 2001 Stock Option Plan at December 31, 2002.



-----------------------------------------------------------------------------------------------------------------------------
                      Options outstanding                                                      Options exercisable
-------------------------------------------------------------------              --------------------------------------------

                                        Weighted
                                        Average            Weighted                                           Weighted
                                       Remaining           Average                                           Average
  Range of            Number           Contractual         Exercise                   Number                  Exercise
Exercise Price      Outstanding        Life (years)          Price                  Exercisable                Price
--------------      -----------        ------------        --------              --------------              ----------
$11.60-$14.50             1,477               8.6           $ 14.38                      369                  $ 14.38
$14.51-$17.39            20,396               8.5           $ 15.80                    5,097                  $ 15.80
$20.29-$23.19           127,797               9.0           $ 21.12                        -                  $     -
                    ------------                                                 ------------
                        149,670                                                        5,466
                    ============                                                 ============

-----------------------------------------------------------------------------------------------------------------------------

         A summary of the status of the Company's 1996 and 1986 Employee Stock Option Plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below.



------------------------------------------------------------------------------------------------------------------------------------
1996/1986 EMPLOYEE STOCK OPTION PLANS
Year Ended December 31,                          2002                               2001                             2000
------------------------------------------------------------------   ------------------------------   ------------------------------
                                                      Weighted                          Weighted                          Weighted
                                                       Average                           Average                          Average
                                                      Exercise                          Exercise                          Exercise
                                       Shares           Price            Shares           Price         Shares             Price
                                     ------------    ------------     -------------    ------------   ------------      ------------
Outstanding at beginning of year          95,671         $ 20.65            66,804         $ 23.19         66,804            $ 23.19
Granted                                        -               -            43,553           15.80              -                  -
Exercised                                (10,549)          17.07            (4,927)          11.90              -                  -
Expired                                   (6,847)          26.87            (9,759)          21.15              -                  -
                                     ------------    ------------     -------------    ------------   ------------      ------------
Outstanding at end of year                78,275         $ 20.63            95,671         $ 20.65         66,804            $ 23.19
                                     ============    ============     =============    ============   ============      ============

Options exercisable at year-end           48,897         $ 23.52            49,033         $ 23.44         42,870            $ 21.50
                                     ============    ============     =============    ============   ============      ============
Weighted average fair value of
  options granted during the year                        $     -                           $  4.18                           $     -
                                                     ============                      ============                     ============

------------------------------------------------------------------------------------------------------------------------------------


         The following table summarizes information concerning the 1996 and 1986 Employee Stock Option Plans outstanding at December 31, 2002:



------------------------------------------------------------------------------------------------------------------------------------
   Options outstanding                                                                                 Options exercisable
---------------------------------------------------------------------------------            ---------------------------------------

                                                 Weighted
                                                  Average               Weighted                                          Weighted
                                                 Remaining              Average                                            Average
  Range of                  Number              Contractual             Exercise                 Number                    Exercise
Exercise Price           Outstanding            Life (years)             Price                Exercisable                   Price
----------------     --------------------      --------------      --------------            -------------            -------------
$11.60-$14.50                   1,055                 2.0                $ 11.90                    1,055                  $ 11.90

$14.51-$17.39                  37,013                 8.1                $ 15.80                    7,635                  $ 15.80

$17.40-$20.29                  14,041                 4.4                $ 18.41                   14,041                  $ 18.41

$26.09-$28.99                  26,166                 5.0                $ 28.99                   26,166                  $ 28.99
                          ------------                                                       -------------

                               78,275                                                              48,897
                          ============                                                       =============

------------------------------------------------------------------------------------------------------------------------------------

         A summary of the status of the Company's Non-Employee Directors Stock Option Plan as of December 31, 2002, 2001, and 2000 and changes during the years ending on those dates are presented below.



----------------------------------------------------------------------------------------------------------------------------------
NON-EMPLOYEE DIRECTORS
STOCK OPTION PLAN
Year Ended December 31,                        2002                          2001                         2000
-----------------------------------------------------------------------  ----------------------------  ---------------------------
                                                            Weighted                      Weighted                     Weighted
                                                            Average                       Average                       Average
                                                            Exercise                      Exercise                     Exercise
                                              Shares         Price          Shares         Price         Shares          Price
                                           -------------  -------------  -------------  -------------  ------------   ------------
Outstanding at beginning of year                 19,202        $ 15.02         19,202        $ 15.02        19,202        $ 15.02
Granted                                               -              -              -              -         2,955          14.90
Exercised                                             -              -              -              -        (1,477)         11.51
Expired                                               -              -              -              -        (1,478)         18.21
                                           -------------  -------------  -------------  -------------  ------------   ------------
Outstanding at end of year                       19,202        $ 15.02         19,202        $ 15.02        19,202        $ 15.02
                                           =============  =============  =============  =============  ============   ============

Options exercisable at year-end                  15,878        $ 14.58         13,297        $ 13.95        10,200        $ 13.03
                                           =============  =============  =============  =============  ============   ============
Weighted average fair value of
  options granted during the year                              $     -                       $     -                      $  5.83
                                                          =============                 =============                 ============

----------------------------------------------------------------------------------------------------------------------------------


         The following table summarizes information concerning non-employee director options outstanding at December 31, 2002.



---------------------------------------------------------------------------------------------------------------------
   Options outstanding                                                                    Options exercisable
-----------------------------------------------------------------------------       ---------------------------------

                                                Weighted
                                                Average          Weighted                                Weighted
                                               Remaining          Average                                 Average
      Range of                Number          Contractual        Exercise               Number           Exercise
   Exercise Price          Outstanding        Life (years)         Price              Exercisable          Price
----------------------    ---------------    ---------------   --------------       ----------------   --------------
    $8.70-$11.60                   7,390             1.7          $ 11.38                  7,390          $ 11.38
    $11.61-$14.50                  1,477             3.6          $ 13.81                  1,477          $ 13.81
    $14.51-$17.39                  2,952             7.3          $ 14.90                  1,476          $ 14.90
    $17.40-$20.29                  7,383             6.4          $ 18.96                  5,535          $ 18.96
                          ---------------                                           ----------------

                                  19,202                                                  15,878
                          ===============                                           ================

---------------------------------------------------------------------------------------------------------------------

NOTE P - COMMITMENTS AND CONTINGENCIES

         The Company has non-cancelable operating lease agreements in excess of one year with respect to various buildings and equipment. The minimum annual rental commitments at December 31, 2002 are payable as follows:


--------------------------------------------
       Operating Leases
--------------------------------------------

2003                                  $ 539
2004                                    528
2005                                    475
2006                                    383
2007                                    288
2008 and beyond                         572
                               -------------
Total                               $ 2,785

--------------------------------------------

         The total rental expense was $575,000, $560,000 and $397,000 in 2002,
2001 and 2000, respectively.

NOTE Q - EARNINGS PER SHARE



----------------------------------------------------------------------------------------------------------
                                                          Income         Average Shares      Per Share
For the Year Ended December 31,                         (numerator)      (denominator)         Amount
----------------------------------------------------------------------------------------------------------
2002
Net Income                                                    $ 3,998

Basic Earnings Per Share
   Income Available to Common Shareholders                    $ 3,998            2,169,410         $ 1.85

Effect of Dilutive Securities
  Stock Options                                                                     46,639          (0.03)
                                                      ----------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                           $ 3,998            2,216,049         $ 1.82
----------------------------------------------------------------------------------------------------------

2001
Net Income                                                    $ 3,557

Basic Earnings Per Share
   Income Available to Common Shareholders                    $ 3,557            2,109,821         $ 1.69

Effect of Dilutive Securities
  Stock Options                                                                      5,689          (0.01)
                                                      ----------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                           $ 3,557            2,115,510         $ 1.68
----------------------------------------------------------------------------------------------------------

2000
Net Income                                                    $ 2,072

Basic Earnings Per Share
   Income Available to Common Shareholders                    $ 2,072            2,094,421         $ 0.99

Effect of Dilutive Securities
  Stock Options                                                                      2,338              -
                                                      ----------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                           $ 2,072            2,096,759         $ 0.99
                                                      ----------------------------------------------------

----------------------------------------------------------------------------------------------------------

         Average common shares outstanding in 2002, 2001 and 2000 do not include 54,197, 63,642 and 60,830, respectively, of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6. Share and per share information have been retroactively restated to reflect the three 5% stock dividends of May, 2002, June, 2001 and June, 2000.

         In January 2003, options to purchase 59,950 shares of the Company's common stock at a price of $23.83 per share were granted to certain officers and non-employee directors.

NOTE R - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
         CONCENTRATIONS OF CREDIT RISK

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

         The Company's contingent liabilities and commitments as of December 31, 2002 are $37,249,000 for lines of credit, $1,715,000 for standby letters of credit and $12,239,000 for other commitments to make loans.

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

         When deemed necessary, collateral held by the Bank for financial instruments varies, but may include personal or commercial real estate, accounts receivable, inventory, equipment, certificates of deposit or marketable securities. The extent of collateral held for any one financial instrument ranges up to 100%. The average collateral held on financial instruments was 69.5% as of December 31, 2002.

         The Bank grants commercial, real estate and installment loans to customers primarily in Northampton, Monroe and Lehigh Counties, Pennsylvania. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of Northampton, Monroe and Lehigh Counties.

         At December 31, 2002, the Bank had residential real estate loans outstanding totaling $108,372,000, which was 42.4% of total loans. The Bank also had real estate related commercial loans outstanding at December 31, 2001 totaling $63,350,000, which was 24.8% of total loans. Loans to various borrowers for non-residential buildings totaling $33,213,000 are included in the Bank's total real estate commercial loans. These loans for non-residential buildings represented 52.4% of the total real estate related commercial loans. The Bank's consumer and installment loans totaled $58,792,000 at December 31, 2002. These loans were 23% of total loans. Loans to individuals for recreational vehicles totaled $28,192,000 at December 31, 2002 or 11% of total loans and 48% of the Bank's consumer installment loans. Loans to individuals for automobiles totaled $23,536,000 at December 31, 2002, or 9.2% of total loans and 40% of the Bank's consumer installment loans.

NOTE S - REGULATORY MATTERS

         The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2002, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $4,380,000.

         Restrictions on cash and due from bank accounts are placed upon the banking subsidiary by the Federal Reserve Bank. Certain amounts of reserve balances are required to be on hand or on deposit at the Federal Reserve Bank based upon deposit levels and other factors. The average and year-end amount of the reserve balance for 2002 was approximately $1,232,000 and $2,175,000, respectively. For 2001, the average reserve balance was $3,364,000 and the year-end amount was $977,000.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital of at least 4% and total capital, Tier 1 and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the allowance for possible loan losses. Management believes that, as of December 31, 2002, the Company and the Bank met all capital adequacy requirements to which they were subject.

         As of December 14, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The following table provides a comparison of the Company's and Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.




----------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
                                                                   Required                 To Be Well Capitalized
                                                                 For Capital                Under Prompt Corrective
                                        Actual                 Adequacy Purposes               Action Provisions
                               -------------------------   -------------------------   ----------------------------
at December 31, 2002                Amount        Ratio         Amount        Ratio          Amount         Ratio

----------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)        $ 56,032        18.45%        $24,301        8.00%        $      -              -
     Bank                           $ 46,767        15.63%        $23,935        8.00%        $ 29,918         10.00%

Tier I Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)        $ 50,598        16.66%        $12,151        4.00%        $      -              -
     Bank                           $ 42,683        14.27%        $11,967        4.00%        $ 17,951          6.00%

Tier I Capital
(To Average Assets, Leverage)
     Company, (Consolidated)        $ 50,598         8.81%        $22,978        4.00%        $      -              -
     Bank                           $ 42,683         7.48%        $22,833        4.00%        $ 28,541          5.00%

----------------------------------------------------------------------------------------------------------------------

                                                                   Required                 To Be Well Capitalized
                                                                 For Capital                Under Prompt Corrective
                                        Actual                 Adequacy Purposes               Action Provisions
                               -------------------------   -------------------------   ----------------------------
at December 31, 2001                Amount        Ratio         Amount        Ratio          Amount         Ratio

----------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)        $ 37,926        15.38%        $19,738        8.00%        $      -              -
     Bank                           $ 32,931        13.50%        $19,515        8.00%        $ 24,393         10.00%

Tier I Capital
(To Risk-Weighted Assets)
     Company, (Consolidated)        $ 35,662        14.46%        $ 9,869        4.00%        $      -              -
     Bank                           $ 30,667        12.58%        $ 9,757        4.00%        $ 14,636          6.00%

Tier I Capital
(To Average Assets, Leverage)
     Company, (Consolidated)        $ 35,662         7.65%        $18,661        4.00%        $      -              -
     Bank                           $ 30,667         6.61%        $18,575        4.00%        $ 23,218          5.00%

----------------------------------------------------------------------------------------------------------------------

NOTE T - EQUITY TRANSACTIONS

         The Company paid a 5% stock dividend on its common stock from authorized but unissued shares on May 31, 2002 to all shareholders of record at the close of business on May 17, 2002. On June 22, 2001, the Company paid a 5% stock dividend on its common stock from authorized but unissued shares to all shareholders of record at the close of business on June 4, 2001. The Company also paid a 5% stock dividend on June 22, 2000 to shareholders of record on June 2, 2000. Fractional shares on these stock dividends were paid in cash. The number of shares and earnings per share as stated in the following discussion of the shares issued under the Dividend Reinvestment and Stock Purchase Plan have been restated to reflect these 5% stock dividends.

         The Dividend Reinvestment and Stock Purchase Plan provides the holders of common stock with a method to invest their cash dividends and voluntary cash payments of not less than $100 or more than $1,000 per quarter in additional shares of the Company's common stock. Under this plan, shares are sold, in general, at a discounted price of 5% below the average of the high bid and asked price for the Company's common stock on the trading day immediately preceding the investment date. In 2002, 7,287 new common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $23.47 per share for total proceeds of $171,000. Also, in 2002, 8,681 Treasury shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $22.12 per share for total proceeds of $192,000. In 2001, 21,447 common shares were purchased pursuant to the Dividend Reinvestment and Stock Purchase Plan at an average cost of $15.28 for proceeds of $328,000.

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

         Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies and resulting fair values, and recorded carrying amounts at December 31, 2002 and 2001 were as follows.

         Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices.


-------------------------------------------------------------------------------------------
                                      2002                                2001
                           Estimated       Carrying            Estimated       Carrying
                           Fair Value       Amount             Fair Value       Amount
                         -------------------------------     ------------------------------
Cash and
   cash
   equivalents                 $ 22,741        $ 22,741            $ 17,270       $ 17,270
Investment
   securities                   314,272         313,778             204,462        204,306

-------------------------------------------------------------------------------------------

         Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand).



-------------------------------------------------------------------------------------------
                                       2002                                2001
                             Estimated       Carrying            Estimated       Carrying
                             Fair Value       Amount             Fair Value       Amount
                         -------------------------------     ------------------------------
Assets:
   Interest-bearing
     deposits with
     banks                      $ 5,002         $ 5,002               $ 919          $ 919
   Mortgage loans
     held-for-sale                1,263           1,263               3,808          3,808
Liabilities:
   Deposits
     with stated
     maturities                 182,735         175,689             176,539        172,368
   Deposits with
     no stated
     maturities                 283,453         297,109             184,473        207,518
   Securities
     sold under
     agreements to
     repurchase                   8,801           8,801               8,380          8,380
   Long-term debt                68,311          67,921              41,148         34,804

-------------------------------------------------------------------------------------------



         The fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the approximate current market rates adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors.


--------------------------------------------------------------------------------
                           2002                                2001
                 Estimated       Carrying            Estimated       Carrying
                 Fair Value       Amount             Fair Value      Amount
               -------------------------------     -----------------------------
Total loans      $ 261,620       $ 255,844           $ 229,673      $ 225,757

--------------------------------------------------------------------------------

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

NOTE V - QUARTERLY FINANCIAL DATA (Unaudited)

         The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Net income per share of common stock has been restated to reflect retroactively the 5% stock dividends of May, 2002, June, 2001 and June, 2000.




-------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in Thousands) except per share data                                            Three Months Ended

-------------------------------------------------------------------------------------------------------------------------------
             2002                                             Dec. 31           Sept. 30          June 30           March 31
-------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                  $ 7,495           $ 7,698           $ 7,227           $ 7,110
Net interest income                                                4,303             4,548             4,194             4,075
Provision for possible loan losses                                   305               475               361               400
Net gain on sale of securities and mortgages                         636               879               415               445
Income before income taxes                                         1,403             1,323             1,195               954
Net income                                                       $ 1,125           $ 1,082           $   980           $   811
Basic net income per share                                       $  0.52           $  0.51           $  0.45           $  0.37
Diluted net income per share                                     $  0.51           $  0.50           $  0.44           $  0.37

-------------------------------------------------------------------------------------------------------------------------------
             2001                                             Dec. 31           Sept. 30          June 30           March 31
-------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                  $ 7,216           $ 7,460           $ 7,724           $ 7,635
Net interest income                                                3,998             3,961             4,179             3,928
Provision for possible loan losses                                   125               125               230               100
Net gain on sale of securities and mortgages                         656               291               191               137
Income (loss) before income taxes                                  1,098             1,158             1,126               983
Net income                                                       $   903           $   937           $   912           $   805
Basic net income per share                                       $  0.43           $  0.44           $  0.43           $  0.39
Diluted net income per share                                     $  0.42           $  0.44           $  0.43           $  0.39

-------------------------------------------------------------------------------------------------------------------------------




NOTE W  -  FIRST COLONIAL GROUP, INC.
(PARENT COMPANY ONLY)

---------------------------------------------------------------------------
CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------
December 31,                                       2002               2001
---------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                      $    165           $     17
  Interest-Bearing Deposits
    with Banks                                    5,183                851
  Loan to Banking Subsidiary                      1,000              1,000
  Investment in Banking
    Subsidiary                                   45,049             30,264
  Investment in Other
    Subsidiaries                                  4,915              4,411
  Other Assets                                      655                 34
                                         ---------------     --------------
    TOTAL ASSETS                               $ 56,967           $ 36,577
                                         ===============     ==============

LIABILITIES
  Long-Term Debt                               $  1,093           $  1,235
  Guaranteed Benficial Interest
     in the Company's
     Subordinated Debentures                     15,464                  -
  Other Liabilities                                  96                 16
                                         ---------------     --------------
    TOTAL LIABILITIES                            16,653              1,251
SHAREHOLDERS' EQUITY                             40,314             35,326
                                         ---------------     --------------
TOTAL LIABILITIES AND
                                         ---------------     --------------
  SHAREHOLDERS' EQUITY                         $ 56,967           $ 36,577
                                         ===============     ==============

---------------------------------------------------------------------------




-----------------------------------------------------------------------------------------
CONDENSED STATEMENT OF INCOME
-----------------------------------------------------------------------------------------
For the Year Ended December 31,                      2002           2001            2000
-----------------------------------------------------------------------------------------
INCOME
  Dividends from Subsidiaries                      $2,302        $ 1,489         $ 1,405
  Interest on Loan
    to Subsidiary                                      52             74              97
  Interest on Deposits
    with Banks                                         41             19              13
  Statutory Trust Income                               12              -               -
                                               -----------   ------------    ------------

      TOTAL INCOME                                  2,407          1,582           1,515
                                               -----------   ------------    ------------

EXPENSES
  Interest on Long-Term Debt                           56             94             121
  Interest on Trust Preferred Securities              428              -               -
  Other Expenses                                      191             87              39
                                               -----------   ------------    ------------
     TOTAL EXPENSES                                   675            181             160
                                               -----------   ------------    ------------

Income Before Taxes and
  Equity in Undistributed Net
  Earnings of Subsidiaries                          1,732          1,401           1,355
Federal Income Tax (Credit)                           194            (30)            (17)
                                               -----------   ------------    ------------
Income Before Equity in
  Undistributed Net Earnings
  of Subsidiaries                                   1,538          1,431           1,372
Equity in Undistributed Net
  Earnings of Subsidiaries                          2,460          2,126             700
                                               -----------   ------------    ------------
  NET INCOME                                       $3,998        $ 3,557         $ 2,072
                                               ===========   ============    ============

-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------
For the Year Ended December 31,                                        2002           2001            2000
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                        $ 3,998        $ 3,557         $ 2,072
  Adjustments to Reconcile
    Net Income to Net Cash
    Provided by Operating
      Activities:
 Distribution in Excess
      of Undistributed Net
      Earnings of Subsidiaries                                       (3,279)        (2,125)           (687)
Changes in Assets and
  Liabilities:
  Increase in
    Interest-Bearing Deposits
    with Banks                                                       (4,332)          (242)           (240)
  (Increase) Decrease in
    Other Assets                                                       (621)           (14)             15
  Increase (Decrease) in
    Other Liabilities                                                    80            (27)            (48)
                                                                 -----------   ------------    ------------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                               (4,154)         1,149           1,112
                                                                 -----------   ------------    ------------

INVESTING ACTIVITIES
  Additional Investment in Banking Subsidiary                       (10,200)             -               -
  Additional Investment in Non-Banking Subsidiaries                    (500)             -               -
                                                                 -----------   ------------    ------------

NET CASH USED IN
  INVESTING ACTIVITIES                                              (10,700)             -               -

FINANCING ACTIVITIES
  Net (Decrease) Increase in Long-Term Debt                            (142)          (142)             57
  Net Decrease (Increase) in ESOP Debt                                  142            142             (57)
  Purchase of Treasury Stock                                           (146)           (59)              -
  Proceeds from Sale of Treasury Stock                                  192              -               -
  Proceeds from Issuance
    of Common Stock                                                     389            387             313
  Proceeds from Issuance of Guaranteed
    Preferred Beneficial Interest in Company's
    Subordinated Debentures                                          15,464              -               -
  Dividends Received from Banking Subsidiary                            205              -               -
  Dividends Received from Non-Banking Subsidiary                        500              -               -
  Cash Dividends Paid                                                (1,597)        (1,489)         (1,406)
  Cash Paid in Lieu of
    Fractional Shares                                                    (5)            (2)             (2)
                                                                 -----------   ------------    ------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                               15,002         (1,163)         (1,095)
                                                                 -----------   ------------    ------------

Increase (Decrease) in Cash
  and Cash Equivalents                                                  148            (14)             17
Cash and Cash Equivalents,
  January 1,                                                             17             31              14
                                                                 -----------   ------------    ------------
Cash and Cash Equivalents,
  December 31,                                                      $   165        $    17         $    31
-----------------------------------------------------------------------------------------------------------



NOTE X - MERGER AGREEMENT

         On March 6, 2003, First Colonial Group, Inc. and Keystone Savings Bank announced that they had signed an Agreement and Plan of Merger to combine into a new bank holding company, KNBT Bancorp, Inc. In addition, First Colonial's subsidiary bank, Nazareth National Bank and Trust Company and Keystone Savings Bank will combine into a new bank, Keystone Nazareth Bank & Trust Company.

         The transaction involves the conversion of Keystone Savings Bank from a mutual savings bank to a stock institution and the formation of a holding company, KNBT Bancorp, Inc. Each share of First Colonial Group, Inc. common stock will be valued at $37.00 and exchanged for shares of KNBT Bancorp, Inc. common stock based on the initial public offering ("IPO") price of KNBT Bancorp, Inc.'s common stock.

         The transaction is subject to certain conditions, including the receipt of various regulatory approvals, the approval of First Colonial Group's shareholders and the approval of Keystone Savings Bank's depositors.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
------      ---------------------------------------------------------------
            Financial Disclosure
            --------------------

                None

                                  PART III

Item 10.    Directors and Executive Officers of the Registrant
--------    --------------------------------------------------

         As permitted under Pennsylvania law, the Bylaws of the Company provide for staggering the terms of office of the Company's directors by dividing the Board of Directors into four classes, with members of each class serving four-year terms. The Company's Bylaws further provide that the Board of Directors shall consist of not fewer than five nor more than 25 directors, with the exact number fixed by the Board of Directors. The Board of Directors currently consists of nine members.

         The following table sets forth information, as of the March 21, 2003, concerning the Company's directors. All of the directors named below also serve on the Board of Directors of the Bank. Information with respect to the Company's executive officers is set forth in Item 4.1.


       Name/Age                      Principal Occupation or                                     Term of
  as of Record Date              Employment for Past Five Years             Director Since   Office Expires
--------------------- ---------------------------------------------------- ---------------- -----------------

Robert J. Bergren      Retired; former Vice President Administration, SI         1983             2003
77 (1) (2) (3)         Handling Systems, Inc. (manufacturer of materials
                       handling equipment), Easton, Pennsylvania

Scott V. Fainor        President and Chief Executive Officer of the              2002             2004
41 (1)                 Company and the Bank since January 2002; Executive
                       Vice President, First Union, 2001 and President of
                       Lehigh Valley/ Northeastern Pennsylvania region,
                       First Union, from 1997 to December 2000

Christian F. Martin,   Chairman and Chief Executive Officer, C. F. Martin        1999             2004
IV                     & Co., Inc. (manufacturer of guitars), Nazareth,
46                     Pennsylvania

Gordon B. Mowrer       Retired; Former Pastor, Advent Moravian Church,           1989             2006
67 (1) (2) (3)         Bethlehem, Pennsylvania; former President,
                       Hampson-Mowrer-Kreitz Insurance Agency, Inc.
                       (insurance sales)



       Name/Age                      Principal Occupation or                                     Term of
  as of Record Date              Employment for Past Five Years             Director Since   Office Expires
--------------------- ---------------------------------------------------- ---------------- -----------------
Daniel B. Mulholland   Consultant; Former President, Mallinckrodt Baker,         1994             2005
50 (1) (2)             Inc. (chemical manufacturing), Phillipsburg, New
                       Jersey

Charles J. Peischl     Attorney, Peters, Moritz, Peischl, Zulick & Landes        1996             2005
58

John H. Ruhle, Jr.     President and Chairman, Reeb Millwork Corporation         1999             2004
55 (3)                 (wholesale distributor of windows, doors and
                       affiliated building products for residential
                       market), Bethlehem, Pennsylvania

Richard Stevens, III   Chairman of the Board of the Company and the Bank         1989             2003
70 (1) (2) (3)         since January 1999 Retired; former Division
                       Manager (Marketing) for Computer Aid, Inc.

Maria Zumas Thulin     Executive Vice President, Arcadia Development             1994             2006
49                     Corporation (real estate development and
                       management), Bethlehem, Pennsylvania


--------------------------------

(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent beneficial shareholders were complied with during the year ended December 31, 2002 except that David W. Hughes, Executive Vice President of Marketing and Branch Administrator, did not timely file an initial report of beneficial ownership on Form 3.

Item 11.    Executive Compensation
--------    ----------------------

                           Summary Compensation Table

         The following table sets forth all cash compensation paid by the Company and the Bank for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2002, 2001 and 2000 to (1) the Chief Executive Officer of the Company and the Bank and (2) each executive officer of the Company and the Bank whose salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2002.

                                        Annual Compensation    Long Term Compensation
                                        -------------------    ----------------------
                                                                              Securities
                               Fiscal                 -------- Restricted     ------------  All Other
------------------------------ --------- ------------ Bonus    Stock Award    Underlying    Compensation
Name and Principal Position    Year      Salary($)    ($)            ($)      Options (1)   ($)
---------------------------    ----      ---------    -------- -------------  -------------  -----------
Scott V. Fainor, President,    2002      $ 242,476    $ 88,500 $ 220,000 (1)     78,750    $    42,562  (2)
Chief Executive Officer and    2001      $      --    $     --        --           ----            --
Director of the Company and    2000      $      --    $     --        --                           --
Bank

Tomas J. Bamberger, Executive  2002      $ 141,788    $ 15,000        --          2,625    $    74,424  (3)
Vice President, Senior Loan    2001      $ 136,248    $  8,171        --          2,756    $    87,353
Officer of the Bank            2000      $ 131,580    $     --        --             --    $    88,175

Reid L. Heeren, Executive      2002      $ 132,043    $ 17,500        --          2,625    $    39,136  (4)
Vice President, Chief          2001      $ 126,787    $  7,603        --          2,756    $    31,991
Financial Officer of the       2000      $ 120,234    $     --        --             --    $    24,099
Bank, Vice President and
Treasurer of the Company

Robert M. McGovern, Executive  2002      $ 111,963    $  6,700        --          2,625    $     7,201  (5)
Vice President, Senior Trust   2001      $ 107,544    $  7,796        --          2,756    $     7,517
Officer of the Bank            2000      $ 103,365    $  5,909        --             --    $     7,846

David  W.  Hughes,   Executive 2002      $ 103,163    $ 15,000        --          2,625    $     6,344  (6)
Vice President,  Marketing and 2001      $  69,371    $  9,000        --          2,756    $        --
 Branch Administration         2000      $      --    $     --        --             --    $        --
----------------------------

(1) Represents the value of 10,500 restricted shares of common stock awarded to Mr. Fainor in 2002 based on the closing price per share of $20.95 on January 3, 2002, the date that the shares were awarded. As of December 31, 2002, Mr. Fainor held 10,500 restricted shares with a value of $238,350 based upon the closing price per share of $22.70 on such date. The shares vest in equal 20% installments on each of the first five anniversaries of the date that Mr. Fainor began employment, or immediately upon a change in control. Any dividends paid with respect to the restricted shares are held in trust by the Bank and paid to Mr. Fainor upon the vesting of such shares. In January 2003, 2,100 shares vested. As a result of the execution of the Agreement and Plan of Merger with Keystone Savings Bank in March 2003, the balance of the shares vested.

(2) Includes the payment of life insurance premiums pursuant to the Company's Salary Continuation Program of $12,417, the funding expense pursuant to the Company's


       Supplemental Retirement Income Program of $27,663 and reimbursement pursuant to the Company's Medical Reimbursement Program of $2,482.

(3) Includes a contribution to his account in the Company's Employee Stock Ownership Plan of $6,013, the Company's matching contribution to his account under the Optional Deferred Salary Plan of $3,438, the payment of life insurance premiums pursuant to the Company's Salary Continuation Program of $29,364, the funding expense pursuant to the Company's Supplemental Retirement Income Program of $34,109 and reimbursement pursuant to the Company's Medical Reimbursement Program of $1,500.

(4) Includes a contribution to his account in the Company's Employee Stock Ownership Plan of $5,604, the Company's matching contribution to his account under the Optional Deferred Salary Plan of $3,297, the payment of life insurance premiums pursuant to the Company's Salary Continuation Program of $8,239, the funding expense pursuant to the Company's Supplemental Retirement Income Program of $20,496 and reimbursement pursuant to the Company's Medical Reimbursement Program of $1,500.

(5) Includes a contribution to his account in the Company's Employee Stock Ownership Plan of $4,701 and the Company's matching contribution to his account under the Optional Deferred Salary Plan of $2,500.

(6) Includes a contribution to his account in the Company's Employee Stock Ownership Plan of $4,453 and the Company's matching contribution to his account under the Optional Deferred Salary Plan of $1,891.

       Aggregated Option Exercises in 2002 and 2002 Year-End Option Values

         The following table sets forth certain information concerning the number of unexercised options and the value of unexercised options at December 31, 2002 held by the executive officers of the Company named in the Summary Compensation Table.

                                                           Number of Securities
                                                          Underlying Unexercised           Value of Unexercised
                                Shares                          Options at               In-the--Money Options at
                             Acquired on     Value         December 31, 2002             December 31, 2002 (2)
            Name               Exercise   Realized(1)   Exerciseable/Unexercisable       Exercisable/Unexercisable
            ----               --------   -----------   --------------------------       -------------------------
Scott V. Fainor..........        --           --                --/78,750                      --/$137,624
Tomas J. Bamberger.......        --           --                4,518/4,692                 $4,753/$17,723
Reid L. Heeren...........        --           --                8,347/4,692                $21,169/$17,723
Robert M. McGovern.......        --           --                 689/4,692                  $4,753/$17,723
David W. Hughes..........        --           --                 689/4,692                  $4,753/$17,723
--------------------------


(1) Represents the difference between the last sale price of the Common Stock on the date of exercise, as reported on the Nasdaq National Market, and the exercise price per share of the options exercised multiplied by the number of options exercised.

(2) Represents the difference between $22.70, the last sale price of the Common Stock on December 31, 2002, as reported on the Nasdaq National Market, and the exercise price per share of in-the-money options multiplied by the number of exercisable and unexercisable options held, respectively.

         As a result of the Company entering into the Merger Agreement with Keystone Savings Bank in March 2003, all outstanding options became immediately exercisable.


                        Option Grants In Last Fiscal Year

         The following table sets forth information regarding options to purchase shares of Common Stock granted to the executive officers of the Company named in the Summary Compensation Table. The Company's stock option plans do not provide for the grant of stock appreciation rights.






                                    Individual Grants
----------------------------------------------------------------------------------------------------------------
                                                                                             Potential Realized
                                                                                              Value at Assumed
                                        Number of     % of Total                               Annual Rate of
                                       Securities    Options/SARs   Exercise                    Stock Price
                                       Underlying     Granted to    or Base                   Appreciation for
                                      Options/SARs   Employees in   Price      Expiration      Option Term(2)
                Name                   Granted (#)    Fiscal Year   ($/sh)       Date        5% ($)   10% ($)
-----------------------------------    -----------    -----------   ------       ----       ------    -------

Scott V. Fainor, President, Chief
Executive Officer and Director of
the Company and the Bank                 78,750 (1)         61.3%   $   20.95     1-3-2012 $ 909,588 $2,240,359
Tomas J. Bamberger, Executive Vice
President, Senior Loan Officer of
the Bank
                                          2,625 (2)          2.0%   $   21.38    1-17-2012 $  32,071 $  77,340
Reid L. Heeren, Executive Vice
President and Chief Financial
Officer of the Bank and Vice
President and Treasurer of the
Company
                                          2,625 (2)          2.0%   $   21.38    1-17-2012 $  32,071 $  77,340
Robert M. McGovern, Executive Vice
President, Senior Trust Officer of
the Bank
                                          2,625 (2)          2.0%   $   21.38    1-17-2012 $  32,071 $  77,340
David W. Hughes, Executive Vice
Marketing and Branch Administration
                                          2,625 (2)          2.0%   $   21.38    1-17-2012 $  32,071 $  77,340
----------------------------

(1)      Options have a term of 10 years.

(2)      Options have a term of 10 years.

(3) Shows the difference between the market value of the Common Stock for which the option may be exercised less the exercise price of the option assuming that the market price of the Common Stock appreciates in value from the date of the grant to the end of the option term at annualized rates of 5% and 10%, respectively. The rates of appreciation used in this table are prescribed by the regulations if the Securities and Exchange Commission and are not intended to forecast future appreciation of the market value of the Common Stock.

         As a result of the Company entering into the Merger Agreement with Keystone Savings Bank in March 2003, all outstanding options became immediately exercisable.

Stock Option Plans

         The Company maintains the following stock option plans, sometimes referred to as the Plans:

          o    the 2001 Stock Option Plan, also referred to as the 2001 Plan;
          o the 1996 Employee Stock Option Plan, also referred to as the 1996 Plan; and
          o the 1994 Stock Option Plan for Non-Employee Directors, also referred to as the Director Plan.

         The 2001 Plan replaced the 1996 Plan and the Director Plan and new options will be granted only under the 2001 Plan. Options outstanding under the 1996 Plan and the Director Plan will continue in effect in accordance with the terms of the Plans pursuant to which they were issued.

         All officers, key employees and directors of the Company or any current or future parent or subsidiary corporation are eligible to receive options under the 2001 Plan. Under the 1996 Plan, officers and key employees were eligible to receive options. Only non-employee directors were eligible to receive options under the Director Plan. The purpose of the Plans is to provide additional incentive to participants in the Plans by encouraging them to invest in the Company's common stock and thereby acquire a proprietary interest in the Company and an increased personal interest in the Company's continued success and progress. Pursuant to the Plans, stock options may be granted which are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), as well as stock options not intended to so qualify; however, directors and consultants are only eligible to receive non-qualified options.

         A total of 330,750 shares of the Company's common stock may be issued upon the exercise of options granted under the 2001 Plan. As of March 21, 2003, options to purchase 207,679 shares were outstanding under the 2001 Plan, options to purchase 68,546 shares were outstanding under the 1996 Plan and options to purchase 19,202 shares were outstanding under the Director Plan.

         The Plans are administered by the Compensation Committee appointed by the Company's Board of Directors, except that the Director Plan is administered by the Board of Directors. Subject to the provisions of the Plans, the Committee determines, among other things, which individuals will be granted options under the Plans, whether options granted will be incentive options or non-qualified options, the number of shares subject to an option, the time at which an option is granted, the rate of option exercisability, the duration of an option and the exercise price of an option.

         The exercise price for options granted under the Plans must be equal to at least 100% of the fair market value of the Company's common stock as of the date of the grant of the option, except that the option price for non-qualified stock options issued under the 1996 Plan, in the sole discretion of the Committee, could have been issued for less than the fair market value of the Company's common stock on the date of the grant. Options are exercisable according to a vesting schedule established at the time of grant and become immediately exercisable upon a change in control of the Company. Payment of the option price on exercise of options may be made in cash, certificates representing shares of common stock of the Company or a combination of both. Options generally expire ten years after the date of grant unless terminated earlier as a result of the participant's death, disability or termination of employment.

Agreements with Executive Officers

         In December 2001, the Bank entered into an agreement with Scott V. Fainor employing him as president and chief executive officer of the Bank and the Company. Under the agreement, Mr. Fainor is entitled to:

o    an annual salary of $250,000,
o an annual bonus of up to one-half of his salary depending upon whether the Company meets net income targets established by the Board,
o a restricted stock award of 10,500 shares of common stock that vests in equal 20% installments on the first five anniversaries of his employment,
o stock options to purchase 78,750 shares of common stock that become exercisable in equal annual installments over seven and one-half years, and
o    participation in benefits generally available to executive officers.

         The term of Mr. Fainor's agreement ends on December 31, 2006 or the earlier of his death or permanent disability, the termination of his employment for cause, mutual agreement, resignation or otherwise. Unless Mr. Fainor or the Bank provides notice of an intention not to renew at least two months prior to the termination date, the agreement will automatically renew for successive one year terms. "Cause" is defined as a conviction for any felony, fraud or embezzlement or failure or refusal to comply with the written policies or directives of the Board of Directors of the Bank or being guilty of misconduct in connection with the performance of his duties for the Bank and failing to cure such non-compliance or misconduct within 20 days of receiving written notice from the Board of Directors of the Bank.

         The agreement also provides for severance payments in the event that
(a) the Bank terminates his employment without cause or (b) Mr. Fainor terminates his employment with the Bank due to the fact that, without his consent and whether or not a change in control of the Bank has occurred: (1) the nature and scope of his duties and authority or his responsibilities with the Bank or the surviving or acquiring person are reduced to a level below that which he enjoys on the date of the agreement, (2) his then current base annual salary is reduced to a level below that which he enjoys on the date of the agreement or at any time thereafter (whichever may be greater), (3) the Bank fails to grant the restricted stock award and stock options or pay annual bonuses as provided in the agreement, (4) his position or title with the Bank or the surviving or acquiring person is reduced from his current position or title with the Bank or (5) his principal place of employment with the Bank is changed to a location greater than 50 miles from his current principal place of employment with the Bank.

         In the event that Mr. Fainor is entitled to severance, he will be paid compensation for a severance period of from 12 to 36 months, as determined in the agreement, at a rate equal to his highest annual cash compensation, excluding cash bonuses and other fringe benefits, during the three year period ending on the termination date. The severance payments will be reduced by any income related to employment Mr. Fainor earns during the severance period, except if his termination was within 18 months of a change in control there will be no reduction. Mr. Fainor also will be entitled to certain benefits and reimbursement for reasonable expenses related to the search for new employment and relocation.

         The agreement also contains provisions restricting Mr. Fainor's right to compete with the Bank in Lehigh, Northampton and Monroe Counties, Pennsylvania and Warren County, New Jersey for one year following the termination of his employment or the severance period, whichever is greater.

         The Bank has entered into Severance Agreements with Tomas J. Bamberger, Reid L. Heeren, Robert M. McGovern and David W. Hughes. In the event that any of these executive officers are entitled to severance payments, the executive officer will be paid annual compensation for one year following the Termination Date at a rate equal to 100% of his base annual salary on the Termination Date, exclusive of cash bonuses and payments under the Bank's bonus plan. The severance payments will be reduced by any income related to employment the executive officer earns during the one year period following the Termination Date. Such executive officers also will be entitled to certain benefits and reimbursement for reasonable expenses related to the search for new employment and relocation.

Executive Benefit Program

         In 1985, the Bank established an Executive Benefit Program (the "Program") for certain of its officers. Currently, six officers of the Bank are eligible to participate in the Program. Any non-current obligation of the Bank under the Program constitutes an unfunded general obligation of the Bank. The Program is administered by the Executive Committee of the Board of the Bank and provides participants with the following benefits:

         (1) Medical Reimbursement Program. Subject to a maximum, the Bank reimburses participants in the Program for medical or dental expenses which they or their dependents incur and which are not otherwise covered by an existing medical insurance plan or other reimbursement arrangement.

         (2) Salary Continuation Program. If a participant in the Program dies while in the employ of the Bank, his designated beneficiary is entitled to receive 70% of his base-year salary (as defined in the Program) for one year after his death and thereafter 35% of his base-year salary until the earlier to occur of the 10th anniversary of his death or the date on which the participant would have attained age 65.

         (3) Supplemental Retirement Income Program. If a participant in the Program is continuously employed by the Bank through retirement on or after age 65, the participant will be entitled to a "target benefit" equal to a specified percentage of the participant's average annual compensation during the five years immediately prior to his retirement. The "target benefit" amount is to be provided with reference to the participant's benefits under (a) the Salary Plan (to the extent of the Bank's contribution only, and excluding employee deferral amounts or voluntary contributions); (b) the ESOP (including amounts transferred to the Program as a result of the termination of the Bank's Defined Benefit Pension Plan); and (c) each participant's Social Security benefits (to the extent of the participant's primary insurance amount). If amounts payable to the participant from those three sources are insufficient to fund the "target benefit", the Bank is obligated to provide the shortfall in an annual supplemental benefit. Each participant is entitled to terminate before reaching age 65 and receive the "target benefit" computed as above (with certain .modifications and assumptions), reduced by a factor to reflect the participant's earlier separation from service. However, if the participant's earlier separation from service is due to dishonesty, collaboration with a competitor, fraud or similar cause, the participant will forfeit all benefits under the Supplemental Retirement Income Program. In general, no separate death benefit is payable under the Program, except with respect to a participant who dies in the active employment of the Bank after attaining age 65. Benefits under the Program will be paid in equal monthly installments during the participant's lifetime, unless an annuity form of payment is selected.

Compensation of Directors

         Directors of the Company and the Bank who are not also employees are compensated at the rate of $300 per Board meeting attended, $160 per committee meeting attended and $1,750 as a quarterly retainer fee. Each director has the option to defer some or all of the annual directors' fees pursuant to the Deferred Compensation Plan for Directors (the "Directors' Plan"). Any such deferred amount will be deemed invested in an account paying interest equal to rates paid by the Bank on individual retirement accounts. The director may elect the form and timing of the benefits payable under the Directors' Plan, but, in general, such benefits will be payable commencing at age 65. Benefits to a director under the Directors' Plan are generally made in installments over a 15 year period. If a director electing installments dies prior to receiving such director's full benefits under the Directors' Plan, the remaining benefits will be made to the named beneficiary. Upon establishment to the satisfaction of the Board of Directors of the existence of a personal financial hardship, a director may obtain an immediate distribution of some or all of such director's benefits under the Directors' Plan.

         Directors of the Company who are not employees of the Company or the Bank are eligible to receive grants of options to purchase shares of Common Stock pursuant to the 2001 Stock Option Plan. On January 17, 2002, each of the non-employee directors were granted options to purchase 1,050 shares of the Company's Common Stock at an exercise price of $21.38 per share, the fair market value of the common stock on the date of grant.

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee during 2002 were Robert J. Bergren, Gordon B. Mowrer, Daniel B. Mulholland and Richard Stevens, III.

         No person who served as a member of the Compensation Committee during 2002 was a current or former officer or employee of the Company or the Bank or engaged in certain transactions with the Company or the Bank required to be disclosed by regulations of the Securities and Exchange Commission. Additionally, there were no compensation committee "interlocks" during 2002, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

         The following table sets forth certain information, as of March 21, 2003, with respect to the beneficial ownership of the Company's Common Stock by
(1) each shareholder known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (2) all directors of the Company and the Bank, (3) all executive officers of the Company named in the Summary Compensation Table set forth in Item 11 and (4) all directors and executive officers of the Company and the Bank as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to his shares. The shareholdings set forth below reflect all stock dividends paid and stock splits effected by the Company through the March 21, 2003, and are rounded to the nearest whole share.

                                                                                  Amount of
                                                                                 Common Stock
                                                                                 Beneficially          Percent of
                                  Name                                            Owned (a)            Class (a)
-------------------------------------------------------------------------      -----------------      -------------
Employee Stock Ownership Plan ("ESOP") Trust
Nazareth National Bank and Trust Company, Trustee
76 South Main Street, Nazareth, PA 18064 (b)                                            333,162              14.9
Tomas J. Bamberger (c)                                                                   15,743                 *
Robert J. Bergren (d)                                                                    11,137                 *
Scott V. Fainor (e)                                                                     110,833               4.8
Reid L. Heeren (f)                                                                       38,255               1.7
David W. Hughes (g)                                                                       8,559                 *
Christian F. Martin, IV (h)                                                              29,363               1.3
Robert M. McGovern (i)                                                                   10,041                 *
Gordon B. Mowrer (j)                                                                     10,367                 *
Daniel B. Mulholland (k)                                                                  9,235                 *
Charles J. Peischl (l)                                                                    7,667                 *
John H. Ruhle, Jr. (m)                                                                    9,196                 *
Richard Stevens, III (n)                                                                  8,588                 *
Maria Zumas Thulin (o)                                                                   12,661                 *
All Directors and Executive Officers as a group (15 persons) (p)                        305,220              12.6
--------------------
*        Less than 1%.

(a) The securities "beneficially owned" by an individual are determined as of March 21, 2003 in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after March 21, 2003. Beneficial ownership may be disclaimed as to certain of the securities.

(b) Includes 275,750 allocated and 57,412 unallocated shares. Participants in the ESOP have "pass-through" voting rights and are entitled to direct the vote on all shares allocated to their accounts as of March 21, 2003. Unallocated shares, as well as allocated shares for which no voting directions are received, are voted by the plan administrators, who are appointed by the Board of Directors and who have sole investment power with respect to all shares held in the plan. Does not include shares held by the Bank in various other trusts for which the Bank, in its capacity as trustee, has or shares voting or investment power. As of March 21, 2003, the Bank had or shared voting or investment power with respect to 22,212 shares held in trust for the Company's Optional Deferred Salary Plan and 112,138 shares held in various other trust accounts.

(c) Includes 2,305 shares allocated to his account under the ESOP and 12,210 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(d) Includes 7,210 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(e) Includes 82,250 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(f) Includes 13,926 shares allocated to his account under the ESOP, 18,151 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans and 461 shares owned by his spouse.

(g) Includes 178 shares allocated to his account under the ESOP and 8,381 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(h) Includes 5,731 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(i) Includes 1,109 shares allocated to his account under the ESOP and 7,881 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(j) Includes 7,210 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(k) Includes 914 shares owned by his spouse in custody for his son, 701 shares owned jointly with his spouse, 400 shares owned by his spouse and 7,209 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(l) Includes 7,209 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(m) Includes 5,731 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(n) Includes 7,210 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(o) Includes 140 shares owned by her spouse, 4,789 shares owned jointly with her spouse, and 7,209 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

(p) Includes an aggregate of 143,259 shares issuable upon the exercise of options granted to executive officers pursuant to the Company's stock option plans, an aggregate of 54,719 shares issuable upon the exercise of options granted to directors pursuant to the Company's stock option plans and 24,771 shares allocated under the ESOP to the accounts of all executive officers of the Company and the Bank, as a group.


Equity Compensation Plans

         The following table details information regarding the Company's existing equity compensation plans as of December 31, 2002:


                                                                                                        ( c )
                                                                                                 Number of securities
                                                                                                 remaining available
                                                ( a )                       ( b )                for future issuance
                                        Number of securities           Weighted-average              under equity
                                          to be issued upon           exercise price of           compensation plans
           Plan Category                     exercise of                 outstanding            (excluding securities
                                        outstanding options,          options, warrants          reflected in column
                                         warrants and rights              and rights                    ( a) )
------------------------------------ ---------------------------- --------------------------- ---------------------------

Equity compensation plans
approved by security
holders                                        247,147                      $20.01                     214,214

Equity compensation plans
not approved by security
holders (1)                                      ---                          ---                         ---
                                     ---------------------------- --------------------------- ---------------------------

Total                                          247,147                      $20.01                     214,214



(1) On December 27, 2001, the Company entered into an employment agreement with Scott Fainor that provided for, among other things, the issuance of a restricted stock award of 10,000 shares of the Company's common stock (10,500 shares after giving effect to the 5% stock dividend paid in May 2002). The shares vest in equal 20% installments on each of the first five anniversaries of the date that Mr. Fainor began employment, or immediately upon a change in control. In January 2003, 2,100 shares vested. As a result of the Merger Agreement in March 2003, the balance of the shares vested.

Item 13.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

         In 2001, the Company's Dividend Reinvestment and Stock Purchase Plan purchased 15,968 shares of Common Stock from the Company at an average purchase price of $22.73 per share.

         The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with many of its directors, officers and their associates. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Company and the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

ITEM 14.     Controls and Procedures
--------     -----------------------

         Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") Scott V. Fainor and Chief Financial Officer ("CFO") Reid L. Heeren.

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

         In accordance with SEC requirements since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------       ---------------------------------------------------------------

       (a) Documents Filed as Part of this Report:
           ---------------------------------------

   2. Financial Statements: The Consolidated Financial Statements of the Company and the Report of Independent Certified Public Accountants thereon, as listed below, have been filed under "Item 8, Financial Statements and Supplementary Data".

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets for the Years Ended
      12/31/02 and 12/31/01

      Consolidated Statements of Income and Comprehensive Income for the Years Ended 12/31/02, 12/31/01 and 12/31/00

      Consolidated Statement of Changes in Shareholders' Equity for the Years Ended 12/31/02, 12/31/01 and 12/31/00

      Consolidated Statements of Cash Flows for the Years Ended
      12/31/02, 12/31/01 and 12/31/00

      Notes to Consolidated Financial Statements


2. Exhibits:


                Number          Title                                                                 Page No.
                ------          -----                                                                 --------
                   2.1 (22)     Agreement and Plan of Merger between Keystone Savings Bank and First
                                Colonial Group, Inc. dated as of March 5, 2003 (schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2);
                                First Colonial Group, Inc. agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange
                                Commission upon request)

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

                * 10.4          Restated Employee Stock Ownership Plan, as amended

                * 10.6 (3)      First Colonial Group, Inc. Stock Option Plan.

                  10.7          Intentionally Omitted

                * 10.9 (10)     1994 Stock Option Plan for Non-Employee Directors, as amended

                *10.10 (17)     Severance Agreement dated January 1, 2001 by and between the Bank and S. Eric Beattie

                *10.11 (17)     Severance Agreement dated January 1, 2001 by and between the Bank and Reid L. Heeren

                *10.14 (10)     Amendment No. 1 dated September 27, 1994 to the Bank's Employee
                                Stock Ownership Plan



                Number          Title                                                                 Page No.
                ------          -----                                                                 --------

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

                 10.21 (16)     Loan Agreement dated February 8, 1999 by and between First C. G.
                                Company and the Employee Stock Ownership Plan

                 10.22 (17)     Loan Agreement dated October 19, 2000 by and between First C. G.
                                Company and the Employee Stock Ownership Plan

                 10.23 (17)     Loan Agreement dated December 22, 2000 by and between First C. G.
                                Company and the Employee Stock Ownership Plan

                *10.24 (19)     Severance Agreement dated August 16, 2001 by and between the Board and David W. Hughes

                *10.25 (20)     Agreement dated December 27, 2001 by and between the Board and Scott
                                V. Fainor

                  21.1 (3)      Subsidiaries of the Company.

                  23.1          Consent of Accountants.

                  99.1          Certification by the Chief Executive Officer and
                                Chief Financial Officer pursuant to 18 U.S.C.
                                Section 1350 as adopted pursuant to Section 906 of the "Sarbanes-Oxley Act of 2002".

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

             (16) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 1999.

             (17) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-11526) for the fiscal year ended December 31, 2000.

             (18) Incorporated by reference from the Company's Quarterly Report on Form 10-Q on Form 10-Q (File No. 0-11526) for the quarter ended June 30, 2001.

             (19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-11526) for the quarter ended September 30, 2001.

             (20) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-11526 for the fiscal year ended December 31, 2001.

             (21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-11526) for the quarter ended June 30, 2002.

             (22) Incorporated by reference from the Company's Report on Form 8-K filed on March 7, 2003.

       (b)      Reports on Form 8-K
                -------------------

       On December 23, 2002, First Colonial filed a report on Form 8-K, which reported under Item 9 the mailing of its quarterly report to shareholders. A copy of the quarterly report was filed as an exhibit.

       On January 16, 2003, First Colonial filed a report on Form 8-K, which reported under Item 9 the release of its December 31, 2002 year-end earnings. A copy of the release was filed as an exhibit.

       On January 17, 2003, First Colonial filed a report on Form 8-K, which reported under Item 9 the announcement of its first quarter 2003 dividend. A copy of this announcement was filed as an exhibit.

       On February 10, 2003, First Colonial filed a report on Form 8-K, which was reported under Item 9 an announcement of branch expansion plans. A copy of this announcement was filed as an exhibit.

       On March 7, 2003, First Colonial filed a report on Form 8-K, which was reported under Items 5 and 7 the announcement that First Colonial had entered into a definitive agreement with Keystone Savings Bank relating to a merger. The Agreement and Plan of Merger and press release were filed as exhibits.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST COLONIAL GROUP, INC.

Dated:  March 28, 2003                  By:  /s/  Scott V. Fainor
                                             -----------------------------------
                                               SCOTT V. FAINOR, President and
                                               Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 28, 2003.


By:       /s/ Richard Stevens, III
          -----------------------------------------------------------
          RICHARD STEVENS, III
          Chairman of the Board
          and Director
          March 28, 2002

By:       /s/  Scott V. Fainor
          -----------------------------------------------------------
          SCOTT V. FAINOR
          President, Chief Executive Officer
          and Director (Principal Executive Officer)
          March 28, 2003

By:       /s/  Reid L. Heeren
          -----------------------------------------------------------
          REID L. HEEREN
          Vice President and Treasurer
          (Principal Financial Officer and
          Principal Accounting Officer)
          March 28, 2003

          By: /s/ Robert J. Bergren
          -----------------------------------------------------------
          ROBERT J. BERGREN
          Director
          March 28, 2003

By:       /s/ Christian F. Martin, IV
          -----------------------------------------------------------
          CHRISTIAN F. MARTIN, IV
          Director
          March 28, 2003

By:       /s/  Gordon B. Mowrer
          -----------------------------------------------------------
          GORDON B. MOWRER
          Director
          March 28, 2003

By:       /s/ Daniel B. Mulholland
          -----------------------------------------------------------
          DANIEL B. MULHOLLAND
          Director
          March 28, 2003

By:       /s/ Charles J. Peischl
          -----------------------------------------------------------
          CHARLES J. PEISCHL, ESQUIRE
          Director
          March 28, 2003

By:       /s/ John H. Ruhle, Jr.
          -----------------------------------------------------------
          JOHN H. RUHLE, JR.
          Director
          March 28, 2003

By:       /s/ Maria Zumas Thulin
          -----------------------------------------------------------
          MARIA Z. THULIN
          Director
          March 28, 2003

                                  CERTIFICATION

        I, SCOTT V. FAINOR, President and Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of First Colonial
         Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectives of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to records, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  March 28, 2002                 /s/  Scott V. Fainor
                                           President and Chief Executive Officer

                                  CERTIFICATION

         I, REID L. HEEREN, Vice President and Treasurer, certify that:

1.       I have reviewed this annual report on Form 10-K of First Colonial
         Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectives of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to records, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  March 28, 2002                      /s/  Reid L. Heeren
                                                Vice President and Treasurer