Form 10-Q
period 2003-03-31
FIRST COLONIAL GROUP INC
filed 2003-05-15
CIK 714719

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                      ____________________________________
(Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         PENNSYLVANIA                               23-2228154
----------------------------------        --------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

  76 S. MAIN STREET, NAZARETH, PA                         18064
--------------------------------------------------------------------------------
 (Address of Principal Executive Office)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  610-746-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X       NO __

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act.

                                  YES _      NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,253,375 shares of common stock, $5 Par Value, outstanding on May 9, 2003.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES



                                      INDEX
PART 1  -  FINANCIAL INFORMATION                                        PAGE NO.

     ITEM 1  -       Financial Statements

         Consolidated Balance Sheet                                         2
         Consoliated Statement of Income                                    3
         Consolidated Statement of Changes in Shareholders' Equity          4
         Consolidated Statement of Cash Flows                               5
         Notes to Consolidated Financial Statements                         6

     ITEM 2 -        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          11

     ITEM 3  -       Quantitative and Qualitative Discussion About          29
                     Market Risk
                                                                            29
     ITEM 4 -        Controls and Procedures


PART II  -  OTHER INFORMATION

     ITEM 1  -       Legal Proceedings                                      30

     ITEM 2  -       Changes in Securities and Use of Proceeds              30

     ITEM 3  -       Defaults Upon Senior Securities                        30

     ITEM 4  -       Submission of Matters to a Vote of Security Holders    30

     ITEM 5  -       Other Information                                      30

     ITEM 6  -       Exhibits and Reports on Form 8-K                       30


SIGNATURES                                                                  31

CERTIFICATIONS                                                              32


             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands)

                                                                        (Unaudited)
                                                                         March 31,           December 31,
                                                                           2003                  2002
                                                                      ----------------      ---------------
ASSETS
Total Cash and Cash Eqivalents                                               $ 20,698             $ 22,741
Interst-Bearing Deposits with Banks                                            10,547                5,002
Investment Securities Held-to-Maturity
    (Fair Value: March 31, 2003 $69,831
     Dec. 31, 2002 - $30,791)                                                  69,461               30,297
  Securities Available-for-Sale at Fair Value                                 254,930              283,481
  Mortgage Loans Held-for-Sale                                                    848                1,263
  Total Loans, Net of Uneamed Discount                                        252,624              255,844
  LESS:  Allowance for Possible Loan Losses                                    (3,112)              (3,084)
                                                                      ----------------      ---------------
  Net Loans                                                                   249,512              252,760
  Premises and Equipment, Net                                                   6,399                6,375
  Accrued Interest Income                                                       2,914                3,142
  Other Real Estate Owned                                                         180                    -
  Other Assets                                                                  5,229                6,531
                                                                      ----------------      ---------------
    TOTAL ASSETS                                                            $ 620,718            $ 611,592
                                                                      ================      ===============

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                                            $ 69,115             $ 64,150
    Interest-Bearing Deposits                                                 414,262              408,648
                                                                      ----------------      ---------------
      Total Deposits                                                          483,377              472,798
  Securities Sold Under Agreements to Repurchase                                8,774                8,801
  Long-Term Debt                                                               67,039               67,921
  Guaranteed Preferred Beneficial Interests in
    Company's Subordinated Debentures                                          15,000               15,000
  Accrued Interest Payable                                                      3,167                3,129
  Other Liabilities                                                             2,873                3,629
                                                                      ----------------      ---------------
    TOTAL LIABILITIES                                                         580,230              571,278

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued                                        -                    -
  Common Stock, Par Value $5.00 a share
  Authorized - 10,000,000  shares Issued -
    2,239,861 shares at March 31, 2003
    and 2,217,971  shares at Dec. 31, 2002                                     11,199               11,090
  Additional Paid in Capital                                                   21,154               20,786
  Retained Earnings                                                             8,950                8,430
  Deferred Stock Compensation: None at March 31, 2003
    and 10,500 at Dec. 31, 2002                                                     -                 (220)
  Employee Stock Ownership Plan Debt                                           (1,093)              (1,093)
  Accumulated Other Comprehensive Income                                          278                1,321
                                                                      ----------------      ---------------

Total Shareholders' Equity                                                     40,488               40,314
                                                                      ----------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 620,718            $ 611,592
                                                                      ================      ===============


See accompanying notes to interim consolidated financial statements.

        FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in Thousands)
                        (Unaudited)

                                                                       Three Months Ended
                                                               March 31,               March 31,
                                                                  2003                   2002
                                                             ---------------        ----------------
INTEREST INCOME:
   Interest and Fees on Loans                                       $ 4,176                 $ 4,264
   Investment Securities Income
     Taxable                                                          2,758                   2,368
     Tax-Exempt                                                         610                     438
   Interest on Deposits with Banks and
     Federal Funds Sold                                                  35                      40
                                                             ---------------        ----------------
        Total Interest Income                                         7,579                   7,110
                                                             ---------------        ----------------
INTEREST EXPENSE:
   Interest on Deposits                                               2,139                   2,479
   Interest on Short-Term Debt                                           27                      58
   Interest on Long-Term Debt                                           730                     498
   Interest on Trust-Preferred Securities                               181                       -
                                                             ---------------        ----------------
        Total Interest Expense                                        3,077                   3,035
                                                             ---------------        ----------------
NET INTEREST INCOME:                                                  4,502                   4,075
   Provision for Possible Loan Losses                                   200                     400
                                                             ---------------        ----------------
     Net Interest Income After Provision
        For Possible Loan Losses                                      4,302                   3,675
                                                             ---------------        ----------------
OTHER INCOME:
   Trust Revenue                                                        285                     284
   Service Charges on Deposit Accounts                                  619                     599
   Investment Securities Gains, Net                                     765                     369
   Gains on the Sale of Mortgage Loans                                  417                      76
   Other Operating Income                                               180                     229
                                                             ---------------        ----------------
        Total Other Income                                            2,266                   1,557
                                                             ---------------        ----------------
OTHER EXPENSES:
   Salaries and Employee Benefits                                     2,576                   2,047
   Net Occupancy and Equipment Expense                                  643                     666
   Impairment of Mortgage Servicing Rights                              637                       -
   Other Operating Expenses                                           1,645                   1,565
                                                             ---------------        ----------------
        Total Other Expenses                                          5,501                   4,278
                                                             ---------------        ----------------

Income Before Income Taxes                                            1,067                     954
Provision for Income Taxes                                              135                     143
                                                             ---------------        ----------------

NET INCOME                                                            $ 932                   $ 811
                                                             ===============        ================
Per Share Data
     Basic Net Income                                                $ 0.43                  $ 0.37
                                                             ===============        ----------------
     Diluted Net Income                                              $ 0.41                  $ 0.37
                                                             ===============        ----------------
     Cash Dividends                                                  $ 0.19                  $ 0.18
                                                             ===============        ================


Per share data has been restated to reflect the 5% stock dividend of June 2002.


FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

====================================================================================================================================
(Dollars in Thousands), (Unaudited)                   Additional             Deferred                      Accumulated
                                             Common     Paid-In   Retained    Stock     Treasury ESOP    Other Comprehensive
For the Three Months Ended March 31, 2003    Stock      Capital   Earnings Compensation   Stock  Debt         Income         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002               $ 11,090    $ 20,786    $ 8,430       $ (220)  $ -  $ (1,093)       $ 1,321     $ 40,314

Comprehensive Income (Loss)
   Net Income                                                          932                                                      932
   Change in Unrealized
Securities Gains, Net                                                                                           (1,043)      (1,043)
                                                                                                                            --------
Total Comprehensive Income (Loss)                                                                                              (111)
Distribution of Stock Compensation
(10,000 shares)                                                                     220                                         220
Sale of Common Stock under
  Dividend Reinvestment Plan
(3,771 shares)                                   18          80                                                                  98
Sale of Common Stock under
  Stock Option Plans (18,119 shares)             91         288                                                                 379
Cash Dividends Paid                                                   (412)                                                    (412)
                                           --------    --------    --------  --------   ------ --------       --------     --------
Balance at March 31, 2003                  $ 11,199    $ 21,154    $ 8,950       $ -      $ -  $ (1,093)         $ 278     $ 40,488

====================================================================================================================================



See accompanying notes to interim consolidated financial statements.


                     FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                   (Unaudited)

                                                                                            Three Months Ended
OPERATING ACTIVITIES                                                            March 31, 2003           March 31, 2002
                                                                             ---------------------     --------------------
Net Income                                                                                  $ 932                    $ 811
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Provision for Possible Loan Losses                                                      200                      400
      Depreciation and Amortization                                                           370                      352
      Accretion of Security Discounts                                                         (29)                     (69)
      Amortization of Security Premiums                                                       562                      206
      Deferred Taxes                                                                         (226)                       -
      Amortization of Deferred Fees on Loans                                                  109                       58
      Gain on Sale of Other Real Estate Loans                                                   -                       (6)
      Investment Securities Gains, Net                                                       (765)                    (369)
      Gain on Sale of Mortgage Loans                                                         (417)                     (76)
      Mortgage Loans Originated for Sale                                                   (7,406)                  (4,889)
      Mortgage Loan Sales                                                                  16,154                    9,672
    Changes in Assets and Liabilities:
      Decrease (Increase) in Accrued Interest Income                                          228                     (108)
      Increase (Decrease) in Accrued Interest Payable                                          38                      (81)
      Decrease (Increase) in Other Assets                                                   1,168                     (792)
      (Decrease) Increase in Other Liabilities                                                (30)                      82
                                                                             ---------------------     --------------------
Net Cash Provided By Operating Activities:                                                 10,888                    5,191
                                                                             ---------------------     --------------------
INVESTING ACTIVITIES
Proceeds from Calls and Maturities of Securities Available-for-Sale                        23,366                   15,464
Proceeds from Calls and Maturities of Securities Held-to-Maturity                           4,555                    4,491
Proceeds from Sales of Securities Available-for-Sale                                       50,908                   28,053
Purchase of Securities Available-for-Sale                                                 (47,022)                 (30,789)
Purchase of Securities Held-to-Maturity                                                   (43,768)                 (15,959)
Net Increase in Interest Bearing Deposits With Banks                                       (5,545)                 (18,482)
Net Increase in Loans                                                                      (5,157)                 (11,196)
Purchase of Premises and Equipment, Net                                                      (223)                     (21)
Proceeds from Sale of Other Real Estate Owned                                                   -                       98
                                                                             ---------------------     --------------------
Net Cash Used In Investing Activities                                                     (22,886)                 (28,341)
                                                                             ---------------------     --------------------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest Bearing
  Demand Deposits, Savings and Money Market Accounts                                        5,867                   24,813
Net Increase (Decrease) in Certificates of Deposit                                          4,712                   (4,524)
Proceeds from Long-Term Debt                                                                    -                       90
Payments on Long-TermDebt                                                                    (882)                      (2)
Net (Decrease) Increase in Repurchase Agreements                                              (27)                   3,399
Proceeds from Issuance of Common Stock                                                        477                      164
Proceeds from Sale of  Treasury Stock                                                           -                       80
Purchase of Treasury Stock                                                                      -                     (146)
Distribution of Deferred Stock Compensation                                                   220                        -
Cash Dividends Paid                                                                          (412)                    (380)
                                                                             ---------------------     --------------------

Net Cash Provided by Financing Activities                                                   9,955                   23,486
                                                                             ---------------------     --------------------

(Decrease) Increase in Cash & Cash Equivalents                                             (2,043)                     336
Cash and Cash Equivalents, January 1,                                                      22,741                   17,270
                                                                             ---------------------     --------------------
Cash and Cash Equivalents, March 31,                                                     $ 20,698                 $ 17,606
                                                                             =====================     ====================

See accompanying notes to interim consolidated financial statements.

                  FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------


NOTE A  -  GENERAL

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year or any other interim period.

NOTE B  -  SUBSIDIARIES

First Colonial Group, Inc. (the Company) is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956. The Company has three wholly-owned subsidiaries, Nazareth National Bank and Trust Company (the "Bank") founded in 1897, First C. G. Company, Inc. founded in 1986, and First Colonial Statutory Trust I (the "Statutory Trust I") founded on June 3, 2002.

NOTE C  -  CASH  AND STOCK DIVIDENDS

On February 14, 2003, the Company paid its 2003 first quarter dividend on its common stock of $0.19 per share to shareholders of record on January 31, 2003. On February 15, 2002, the Company paid its 2002 first quarter dividend on its common stock of $0.19 per share (adjusted for the 5% stock dividend of May 2002) to shareholders of record on February 1, 2001.

On May 31, 2002, the Company paid a 5% stock dividend to shareholders of record on May 17, 2002. Net income per share and average shares outstanding have been restated to reflect this 5% stock dividend.

NOTE D -  EARNINGS PER SHARE

The Company calculates earning per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". Basic and diluted earnings per share were calculated as follows:


For the Three Months Ended March 31,                                                Average
                                                                  Income             Shares          Per Share
                                                                (numerator)      (denominator)        Amount
                                                              ---------------------------------------------------
2003
--------------------------------------------------------------
Net Income                                                             $ 932

Basic Earnings Per Share
   Income Available to Common Shareholders                             $ 932           2,177,482          $ 0.43

Effect of Dilutive Securities
   Stock Options                                                                          97,513         $ (0.02)
                                                              ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                                    $ 932           2,274,995          $ 0.41
                                                              ---------------------------------------------------
2002
--------------------------------------------------------------
Net Income                                                             $ 811

Basic Earnings Per Share
   Income Available to Common Shareholders                             $ 811           2,144,552          $ 0.37

Effect of Dilutive Securities
   Stock Options                                                                          33,602               -
                                                              ---------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                                    $ 811           2,178,154          $ 0.37
                                                              ---------------------------------------------------



Average common shares outstanding at March 31, 2003 and March 31, 2002 do not include 48,943 and 57,413, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6.

There were no antidilutive securities stock options at March 31, 2003. At March 31, 2002 there were 31,912 antidilutive securities stock options outstanding.

NOTE E  -  STOCK BASED COMPENSATION

Under the Company's Stock Option Plans, options to acquire shares of common stock are granted to certain officers, key employees and directors. In January of 2003, options to purchase 59,950 shares of the Company's stock at an average price of $23.83 per share were granted to certain officers and directors of the Company. During the first quarter of 2003, options for 18,119 shares of the Company's common stock issued pursuant to the Plan were exercised at an average price of $20.90 per share.

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


-------------------------------------------------------------------------------------------
Three Months Ended, March 31,                                            2003         2002
===========================================================================================

Net Income (loss)                        As reported                    $ 932        $ 811
                                   Stock-based Compensation
                               Cost Determined under Fair Value
                                    Method for all Awards
                                  Net of Related Tax Effect            (1,161)         (95)
                                                                    ----------   ----------

                                          Pro forma                    $ (229)       $ 716
                                                                    ==========   ==========

Basic earnings (loss)                    As reported                   $ 0.43       $ 0.37
per share                                 Pro forma                    $(0.11)      $ 0.33

Diluted earnings (loss)                  As reported                   $ 0.41       $ 0.37
per share                                 Pro forma                    $(0.11)      $ 0.33
===========================================================================================





The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 1.8% and 3.3%; expected volatility of 53.5% and 43.5%; risk-free interest rates of 4.1% and 4.9%; and expected lives of 7.7 years and 10 years.

The stock-based compensation cost for the three months ended March 31, 2003 was affected by the accelerated vesting of all stock options as a result of the execution of the merger agreement with Keystone Savings Bank.

NOTE F -  MERGER AGREEMENT

On March 6, 2003, First Colonial Group, Inc. and Keystone Savings Bank announced that they had signed an Agreement and Plan of Merger to combine into a new bank holding company to be formed, KNBT Bancorp, Inc. In addition, First Colonial's subsidiary bank, Nazareth National Bank and Trust Company and Keystone Savings Bank will combine into a new bank, Keystone Nazareth Bank & Trust Company.

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

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Company adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and, for guarantees issued or modified after December 31, 2002, adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not materially impact the Company's financial condition or results of operations at or for the three months ended March 31, 2003.

While certain guarantees are only subject to the disclosure provisions of this Interpretation, others are subject to both the disclosure and initial recognition and measurement provisions. For guarantees that fall within the scope of the initial recognition and measurement provisions, FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under the previous accounting rules, the Company did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee.

The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At March 31, 2003, the Company was contingently liable on financial and performance standby letters of credit totaling $47,000 and $1,297,000, respectively, none of which were originated in the first quarter of 2003. The Company's commitments under standby letters of credit expire at various dates through 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at March 31, 2003 varied from 0% to 100%, and averaged 92.9%.

In  January  2003,  the FASB  issued  Interpretation  No. 46,  Consolidation  of
Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact that FIN 46 will have on its consolidated financial position and results of operations.

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three-month period ended March 31, 2003.

The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, the discussion of the planned merger with Keystone Savings Bank, statements as to future loan and deposit volumes, future expansion plans and new branches, the allowance and provision for possible loan losses, future interest rates and their effect on the Company's financial condition or results of operations, the classification of the Company's investment portfolio, the discussion in "Item 3 - Quantitative and Qualitative Discussion About Market Risk", statements as to litigation and the amount of reserves, statements as to trends, and other statements which are not historical facts or as to the Company's, the Bank's or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation, the risk that the transactions contemplated by the Agreement and Plan of Merger with Keystone Savings Bank may not be completed, the effect of economic conditions and related uncertainties, the effect of interest rates on the Company and the Bank, Federal and state government regulation, competition, changes in accounting standards and policies, and results of litigation. These and other risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto) as described below.

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 a copy of which can be obtained from Reid L. Heeren, Vice President, First Colonial Group, Inc., 76 S. Main Street, Nazareth, PA 18064.

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

The transaction involves the conversion of Keystone Savings Bank from a mutual savings bank to a stock institution; the formation of a holding company, KNBT Bancorp, Inc., and the mergers of First Colonial Group into KNBT Bancorp, Inc. and Nazareth National Bank into Keystone Savings Bank. Each share of First Colonial will be valued at $37 and exchanged for shares of KNBT Bancorp, Inc., common stock based on the initial public offering ("IPO") price of KNBT Bancorp's common stock.

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

First Colonial Group and its directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of First Colonial Group in connection with the merger. Information about the directors and executive officers of First Colonial Group and their ownership of First Colonial Group common stock is set forth in First Colonial Group's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 28, 2003. Additional information about the interests of those participants may be obtained from reading the definitive proxy statement/prospectus regarding the proposed merger when it becomes available.

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

With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisition. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of March 31, 2003, the Company determined that no impairment write-offs of goodwill were necessary.

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

These and other significant accounting policies are described in Note A to the Company's 2002 financial statements contained in the Company's Annual Report on form 10-K for the year ended December 31, 2002.

Results of Operations

Basic earnings per share for the three months ended March 31, 2003 were $0.43 as compared to $0.37 for the corresponding period in 2002. Diluted earnings per share for the three months ended March 31, 2003 were $0.41 as compared to $0.37 for the same period in 2002. Average basic shares outstanding during this three-month period were 2,177,482 in 2003 and 2,144,552 in 2002. Average diluted shares outstanding during the three-month period were 2,274,995 in 2003 and 2,178,154 in 2002. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on May 31, 2002. (see Note D)

The net income for the three months ended March 31, 2003 was $932,000 compared to $811,000 for the same period in 2002. This was an increase of $121,000 or 14.9%. The earnings increase was due in part to an increase in net interest income of $427,000 or 10.5% (see discussion on Net Interest Income), a $396,000 increase in net gains on the sale of available-for-sale securities, a $341,000 increase in the gains on the sales of mortgage loans, a decrease of $200,000 in the provision for loan losses, a decrease of $8,000 in Federal income taxes and a $1,000 increase in Trust and Wealth Management revenues. These earnings increases were offset in part by an increase of total other operating expenses of $1,223,000 or 28.6%. This increase in total other operating expense included a charge of $637,000 for the impairment of mortgage servicing rights in 2003 with no similar expense in 2002. Also affecting earnings was a $49,000 decrease in other operating income.

Net Interest Income

Net interest income amounted to $4,502,000 for the three months ended March 31, 2003 compared to $4,075,000 for the three months ended March 31, 2002, an increase of $427,000 or 10.5%. This increase was primarily the result of an increase in interest earned on investments, a decrease in interest paid on deposits reduced in part by a decrease in interest earned on loans and an increase in interest paid on debt. The total interest income earned on loans and investments amounted to $7,579,000 for the first quarter of 2003, an increase of $469,000 or 6.6% over the $7,110,000 earned in the same period in 2002. The total interest expense paid on deposits and debt was $3,077,000 and $3,035,000 for the three-month period ended March 31, 2003 and 2002, respectively. This increase in first quarter of 2003 from 2002 was $42,000 or 1.4%. The increase in interest income was primarily due to higher volume of loans and investments reduced in part by declining interest rates. The increase in interest expense was primarily the result of higher volumes of deposits reduced in part by declining interest rates.

The fully taxable-equivalent net interest income was $4,834,000 for the first three months of 2003, compared to $4,313,000 for the same period in 2002, a 12.1% or $521,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $877,000 increase related to volume partially reduced by a $356,000 decrease due to lower interest rates.

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the three months ended March 31, 2003 as compared to the same period in 2002, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. Non-accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.

The following table sets forth a "Rate/Volume Analysis" for the three months ended March 31, 2003. The interest income included in the table has been adjusted to a fully taxable equivalent amount using the Federal statutory tax rate of 34%.

                     RATE / VOLUME ANALYSIS
                     (Dollars in Thousands)
                          (Unaudited)

                                                                    Three Months Ended
                                                                      March 31, 2003
                                                                      Over / (Under)
                                                                      March 31, 2002

                                                    CHANGE DUE TO:
                                                       TOTAL             RATE             VOLUME
                                                   --------------------------------------------------
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks                        $ (6)            $ (17)             $ 11
Federal Funds Sold                                             1                 1                 -
Investment Securities                                        651              (928)            1,579
Loans                                                        (83)             (502)              419
                                                   --------------    --------------    --------------
Total Interest Income                                      $ 563           $(1,446)          $ 2,009
                                                   --------------    --------------    --------------

INTEREST EXPENSE
Interest Bearing Deposits
   Demand Deposits                                         $ (31)            $ (39)              $ 8
   Money Market Deposits                                      96              (265)              361
   Savings & Club Deposits                                   (81)             (112)               31
   CD's Over $100,000                                        (28)               (9)              (19)
   All Other Time Deposits                                  (296)             (401)              105
                                                   --------------    --------------    --------------
   Total Interest-Bearing Deposits                          (340)             (826)              486
Securities Sold Under Agreements
   to Repurchase                                             (31)              (29)               (2)
Long-Term Debt                                               232              (235)              467
Guaranteed Preferred Beneficial Interests
  in Company's Subordinated Debentures                       181                 -               181
                                                   --------------    --------------    --------------
Total Interest Expense                                        42            (1,090)            1,132
                                                   --------------    --------------    --------------

Net Increase (Decrease) in Interest Income                 $ 521            $ (356)            $ 877
                                                   ==============    ==============    ==============


Total taxable-equivalent interest income for the three months ended March 31, 2003 increased by $563,000 or 7.7% compared to the same period in 2002. This increase was primarily the result of higher volumes of investments and loans reduced in part by lower interest rates earned on these investments and loans. Interest income on investments on a fully taxable equivalent basis was $651,000 or 21.5% higher during the first quarter of 2003 as compared to the same period in 2002. This increase was comprised of a $1,579,000 increase due to a higher volume of investment securities reduced in part by a decrease of $928,000 due to lower interest rates. The interest income earned on loans on a fully taxable equivalent basis decreased by $83,000 or 1.9% for the three months ended March 31, 2003 as compared to the same period in 2002. This decrease was comprised of a $502,000 decrease due to lower interest rates reduced in part by a $419,000 increase due to growth in average loans outstanding. Average year-to-date earning assets increased to $577,529,000 at March 31, 2003 from $445,787,000 at March 31, 2002. This was an increase of $131,742,000 or 29.5%

Total interest expense increased by $42,000 or 1.4% during the first three months of 2003, over the same period in 2002. The increase was the result of growth in deposits, long-term debt and the subordinated debentures, reduced in part by lower interest rates paid on deposits and debt. The interest expense on debt increased by $232,000 or 46.6% during the first three months of 2003 as compared to the first three months of 2002. This was comprised of an increase of $467,000 due to higher levels of debt offset in part by a $235,000 decrease due to lower interest rates. Also affecting the increase in interest expense was the $181,000 of interest paid on the $15,000,000 of subordinated debentures issued in June 2002. The increase in interest expense were offset in part by a decrease of $340,000 or 13.7% on the interest paid on interest-bearing deposits and $31,000 or 53.4% on the interest paid on the securities sold under agreements to repurchase. The reduction of the interest paid on interest-bearing deposits was comprised of a decrease of $826,000 due to lower interest rates partially offset by an increase of $486,000 due to growth in deposits. The change in interest paid on securities sold under agreements to repurchase was due to a $29,000 decrease related to lower interest rates and a $2,000 decrease due to lower volume.

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


    FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
               (Dollars in Thousands)
                    (Unaudited)

Three Months Ended March 31,                                    2003                                         2002
                                          ------------------------------------------   --------------------------------------------
                                                            Interest      Average                       Interest       Average
                                             Average         Income/       Yield/          Average       Income/       Yield/
                                             Balance         Expense        Rate           Balance       Expense        Rate
                                          ------------------------------------------   --------------------------------------------
ASSETS:
INTEREST-EARNING ASSETS
Interest-Bearing Deposits with Banks          $  13,298       $      34         1.02%  $  10,523      $      40        1.52%
Federal Funds Sold                                  333               1         1.01         178           --            --
Investment Securities
     Taxable                                    258,259           2,758         4.27     168,379          2,368        5.63
     Non-Taxable (1)                             53,898             925         6.86      36,872            664        7.20
Loans (1) (2)                                   254,925           4,193         6.58     232,172          4,276        7.37
Reserve for Loan Losses                          (3,184)           --             --      (2,337)          --            --
                                                ---------     ---------                ---------      ---------
Net Loans                                       251,741           4,193         6.66     229,835          4,276        7.44
                                                ---------     ---------                ---------      ---------
     Total Interest-Earning Assets              577,529           7,911         5.48     445,787          7,348        6.59
Non-Interest Earning Assets                      31,111            --             --      28,250           --            --
                                                ---------     ---------                ---------      ---------
     TOTAL ASSETS, INTEREST INCOME            $ 608,640           7,911         5.20   $ 474,037          7,348        6.20
                                                =========     ---------                =========       ---------

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
     Demand Deposits                          $  61,987              69         0.44   $  57,265            100        0.70
     Money Market Deposits                       89,979             365         1.62      38,419            269        2.80
     Savings & Club Deposits                     76,206             165         0.86      67,751            246        1.45
     CD's over $100,000                           5,138              39         3.02       7,242             67        3.70
     All Other Time Deposits                    172,273           1,501         3.49     162,706          1,797        4.42
                                                ---------     ---------                ---------      ---------
       Total Interest-Bearing Deposits          405,583           2,139         2.11     333,383          2,479        2.97
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase            9,637              27         1.12       9,951             58        2.33
Short-Term Debt                                      51            --           1.43           8           --            --
Long-Term Debt                                   67,523             730         4.32      34,842            498        5.72
Guaranteed Preferred Beneficial Interests
     in Company's Subordinated Debentures        15,000             181         4.84        --             --            --
                                                ---------     ---------                ---------      ---------
       Total Interest-Bearing Liabilities       497,794           3,077         2.47     378,184          3,035        3.21

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits                    63,211            --            --       53,775           --            --
Other Liabilities                                 7,007            --            --        7,304           --            --
                                                ---------     ---------                ---------      ---------
       TOTAL LIABILITIES                        568,012           3,077         2.17     439,263          3,035        2.76
       SHAREHOLDERS' EQUITY                      40,628            --            --       34,774           --            --
                                                ---------     ---------                ---------      ---------
       TOTAL LIABILITIES AND EQUITY           $ 608,640           3,077         2.02   $ 474,037          3,035        2.56
                                                =========     ---------                =========      ---------

NET INTEREST INCOME                                           $   4,834                               $   4,313
                                                              =========                               ==========

     Net Interest Spread (3)                                                    3.01                                   3.38
     Effect of Interest-Free Sources
       Used to Fund Earnings                                                    0.34                                   0.49
     Net Interest Margin (4)                                                    3.35%                                  3.87%
                                                                             ========                                ========


(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The tax equivalent adjustments included above are $131,000 and $239,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.
(2) Loan fees of $(49,000) and $(14,000) for the three months ended March 31, 2003 and March 31, 2002, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $3,851,000 and $5,167,000 for the three months ended March 31, 2003 and March 31, 2002, respectively.
(3) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net interest margin is computed by dividing annualized net interest income by average interest-earning assets.

The net interest margin of 3.35% for the three-month period ended March 31, 2003, decreased from the 3.87% net interest margin for the first three months of 2002. The yield on interest earning assets was 5.48% during the first three months of 2003 as compared to 6.59% in 2002. The average interest rate paid on interest bearing deposits and other borrowings was 2.47% for the first three months of 2003 as compared to 3.21% in 2002.

Other Income and Other Expenses

Other income for the three months ended March 31, 2003, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans, net securities gains and other miscellaneous income was $2,266,000 as compared to $1,557,000 for the same period in 2002. This was an increase of $709,000 or 45.4%. This increase was the result of the increased gains on the sale of securities available-for-sale, increased gains on the sale of mortgage loans, increases in service charges, and an increase in trust and wealth management revenues, reduced in part by a decrease in and other miscellaneous income. The net gains on securities available-for-sale for the three-month period ended March 31 were $765,000 in 2003 and $369,000 in 2002. This was an increase of $396,000 or 107.3%. In the three month period ended March 31, 2003, the gains on the sale of mortgage loans amounted to $417,000 as compared to gains of $76,000 for the same period in 2002. This was an increase of $341,000. Mortgage loan sales amounted to $16,154,000 during the three-month period ended March 31, 2003 as compared to $9,672,000 during the same period in 2002. Service charges were $619,000, during the three months ended March 31, 2003, a $20,000 or 3.3% increase over the 2002 amount of $599,000. The increase in service charges was due to higher volumes of debit card transactions. The trust and wealth management revenues were $285,000 for the three months ended March 31, 2003 as compared to $284,000 for the three months ended March 31, 2002, an increase of $1,000. Other miscellaneous income for the three months ended March 31, 2003 was $180,000, a decrease of $49,000 or 21.4% compared to $229,000 for the same period in 2002.

Total other expenses for the three-month period ended March 31, 2003 were $5,501,000 as compared to $4,278,000 for the same period in 2002. This was an increase of $1,223,000 or 28.6%. A major factor affecting the increase in total other expenses was an expense of $637,000 for the impairment of mortgage servicing rights due to a larger than normal number of customers prepaying their residential mortgage loans as a result of lower interest rates. Also affecting the increase in total other expenses was an increase of $529,000 or 25.8% in salary and benefit expenses, which were $2,576,000 in 2003 as compared to $2,047,000 in 2002. This increase was primarily the result of a charge of $175,000 due to accelerated vesting and distribution of the deferred stock compensation as a result of the execution of the merger agreement with Keystone Savings Bank, general salary increases of approximately 4%, the payment of higher commissions and incentives to certain loan officers as a result of increased new loan business and the addition of staff during the third and fourth quarters of 2002 in the commercial loan, and trust and wealth management areas of the Bank. Other operating expenses for the three-month period ended
March 31, 2003 were $1,645,000, an increase of $80,000 or 5.1% from the $1,565,000 for the same period in 2002. Partially offsetting these increases was a decrease in occupancy and equipment expenses of $23,000 or 3.5%. Occupancy and equipment expenses were $643,000 and $666,000 for the three months ended March 31, 2003 and 2002, respectively.

FINANCIAL CONDITION
Assets and Liabilities

Total assets at March 31, 2003 were $620,718,000, representing an increase of $9,126,000 or 1.5% over total assets of $611,592,000 at December 31, 2002.
Deposits increased by $10,579,000 or 2.2% from $472,798,000 on December 31, 2002 to $483,377,000 on March 31, 2003. Contributing to this increase in total deposits were increases in certificates of deposit over $100,000 of $5,715,000, non-interest bearing checking deposits of $4,965,000, savings deposits of $4,551,000 and interest bearing checking deposits of $3,048,000, partially offset by a decrease in money market deposits of $6,696,000, and certificates of deposit under $100,000 of $1,004,000. Loans outstanding at March 31, 2003 were $252,624,000 as compared to $255,844,000 at December 31, 2002. This was a decrease of $3,220,000 or 1.3%. The decrease in loans was primarily the result of a decrease of $4,069,000 or 8.3% in residential real estate loans and a decrease of $2,390,000 or 2.3% in consumer loans. These decreases were offset in part by an increase in commercial loans of $3,239,000 or 3.2%. The reduction in residential real estate loans was the result of the sale of $16,154,000 of these loans during the three-month period of 2003. There were $848,000 of residential real estate loans identified as held-for-sale at March 31, 2003. There were $1,263,000 residential real estate loans held-for sale at December 31, 2002. The loan to deposit ratio was 52.3% and 54.1% at March 31, 2003 and December 31, 2002, respectively.

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

The provision for possible loan losses was $200,000 for the first three months of 2003 as compared to $400,000 for the same period in 2002. Net charge offs were $172,000 for the three months ended March 31, 2003 compared with $314,000 for the three months ended March 31, 2002. The ratio of the allowance for loan losses to total loans was 1.23% at March 31, 2003 and 1.21% at December 31, 2002. The allowance for possible loan losses at March 31, 2003 totaled $3,112,000, an increase of $28,000 or 0.9% over the December 31, 2002 amount of $3,084,000.

At March 31, 2003, $6,000 of the allowance for possible loans losses was allocated to impaired loans.

Transactions in the allowance for loan losses were as follows:

                                            2003                   2002
                                     -------------------    ===================
Balance, January 1,                         $ 3,084,000            $ 2,264,000
Loans Charged Off                              (191,000)              (359,000)
Loans Recovered                                  19,000                 45,000
                                     -------------------    -------------------
  Net Loans Charged Off                        (172,000)              (314,000)

Provision Charged to Expenses                   200,000                400,000
                                     -------------------    -------------------
Balance, March 31,                          $ 3,112,000            $ 2,350,000
                                     ===================    ===================

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



                                                      March 31,          December 31,         March 31,
                                                        2003                 2002                2002
-------------------------------------------------------------------------------------------------------
Non-accrual loans on a cash basis                    $1,395,000           $ 1,351,000        $ 875,000
Non-accrual loans as a percentage
   of total loans                                         0.55%                 0.53%            0.38%
-------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more               $ 432,000             $ 874,000      $ 1,794,000
Accruing loans past due 90 days or more
   as a percentage of total loans                         0.17%                 0.34%            0.78%
-------------------------------------------------------------------------------------------------------
Total nonperforming loans
   (Non-accrual loans plus accruing loans
      past due 90 days or more)                      $1,827,000           $ 2,225,000      $ 2,669,000
Allowance for loan losses to
   nonperforming loans                                  170.33%               138.60%           88.05%
Nonperforming loans to total loans                        0.72%                 0.87%            1.15%
Allowance for loan losses to total loans                  1.23%                 1.21%            1.02%
-------------------------------------------------------------------------------------------------------



Total non-performing loans (non-accruing loans and loans past due over 90 days) amounted to $1,827,000 at March 31, 2003 as compared to $2,225,000 at December 31, 2002 and $2,669,000 at March 31, 2002. The ratio of non-performing loans to total loans was 0.72%, 0.87% and 1.15% at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. The decrease in this ratio was primarily the result of a decrease in total non-performing loans due to collection efforts.

Non-accruing loans at March 31, 2003 of $1,395,000 increased from the December 31, 2002 amount of $1,351,000 and increased over the March 31, 2002 level of $875,000. The amount of increase from December 31, 2002 to March 31, 2003 was $44,000. This increase was primarily the result of the poor performance of certain consumer and residential real estate loans. At the present time, management is of the opinion that these loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 2003, loans past due 90 days or more and still accruing interest were $432,000 compared to

$874,000 at December 31, 2002 and  $1,794,000  at March 31,  2002.  The $442,000
decrease in loans past due 90 days from December 31, 2002 to March 31, 2003 was the result of decreases in commercial, mortgage and consumer loans past due 90 days or more.

Other Real Estate Owned

Other Real Estate Owned at March 31, 2003 was $180,000 as compared to none at December 31, 2002. This increase resulted from the foreclosure of a residential real estate property.

Investment Securities

The Company had $254,930,000 in available-for-sale securities at March 31, 2003 with a net unrealized gain of $278,000. At December 31, 2002 available-for-sale securities amounted to $283,481,000 with a net unrealized gain of $1,321,000.

During the three-month period ended March 31, 2003, $50,908,000 of securities available-for-sale were sold for a net gain of $765,000 as compared to $28,053,000 of securities available-for-sale sold for a net gain of $369,000 for the same time period in 2002. Most of the securities sold were longer term agency mortgage-backed bonds and fixed rate agency bonds. These securities were replaced with shorter-term agency mortgage-backed securities. The purpose of these sales was to shorten the investment portfolio and reduce the Company's interest rate risk.

Held-to-maturity securities totaling $69,461,000 at March 31, 2003 are carried at amortized cost. At December 31, 2002, the held-to-maturity securities totaled $30,297,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at March 31, 2003, did not hold any securities identified as derivatives.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The $15 million of trust preferred securities issued by Statutory Trust I are included in Tier 1 capital. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of March 31, 2003, the Company and the Bank met all capital adequacy requirements to which they were subject.

CAPITAL RATIOS

====================================================================================================================================
                                                                                   Required                To Be Well Capitalized
                                                                                  For Capital             Under Prompt Corrective
                                                        Actual                Adequacy Purposes               Action Provisions
                                            --------------------------   --------------------------  ------------------------------
(Dollars in Thousands)
  At March 31, 2003                            Amount       Ratio           Amount       Ratio           Amount          Ratio
====================================================================================================================================
Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 57,284       18.64%        $ 24,580        8.00%                 -
    Bank                                        $ 47,326       15.63%        $ 24,222        8.00%          $ 30,278        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 52,230       17.00%        $ 12,290        4.00%                 -
    Bank                                        $ 43,214       14.27%        $ 12,111        4.00%          $ 18,167         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                     $ 52,230        8.58%        $ 24,341        4.00%                 -
    Bank                                        $ 43,214        7.16%        $ 24,157        4.00%          $ 30,196         5.00%

====================================================================================================================================
                                                                                   Required                 To Be Well Capitalized
                                                                                For Capital                Under Prompt Corrective
                                                       Actual                Adequacy Purposes               Action Provisions
                                            --------------------------   --------------------------  ------------------------------
(Dollars in Thousands)
  At December 31, 2002                         Amount       Ratio           Amount       Ratio           Amount          Ratio
====================================================================================================================================

Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 56,032       18.45%        $ 24,301        8.00%                 -
    Bank                                        $ 46,767       15.63%        $ 23,935        8.00%          $ 29,918        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)                     $ 50,598       16.66%        $ 12,151        4.00%                 -
    Bank                                        $ 42,683       14.27%        $ 11,967        4.00%          $ 17,951         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)                     $ 50,598        8.81%        $ 22,978        4.00%                 -
    Bank                                        $ 42,683        7.48%        $ 22,833        4.00%          $ 28,541         5.00%
====================================================================================================================================


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

At March 31, 2003, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $31,245,000, and securities maturing within one year totaled $126,000. At December 31, 2002, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $27,743,000, and securities maturing within one year were $1,033,000. Securities sold under an agreement to repurchase totaled $8,774,000 at March 31, 2003 and $8,801,000 at December 31, 2002. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $10,491,000 at March 31, 2003 and $4,968,000 at December 31, 2002. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were $2,000,000 in Federal funds sold at March 31, 2003 and at December 31, 2002.

The Federal Home Loan Bank of Pittsburgh provided the Bank with a line of credit in the amount of $25,000,000 at March 31, 2003, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at March 31, 2003 and December 31, 2002.

The Company had long-term debt from the Federal Home Loan Bank of Pittsburgh totaling $67,039,000 at March 31, 2003 and $67,921,000 at December 31, 2002. The
loans are secured by the Bank's residential real estate loans and investment securities. These funds were used to fund residential real estate loans, community reinvestment projects and securities in the investment portfolio.


The loans outstanding are as follows:

--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                             Interest
                                              Balance at:         Balance at:                                Rate at:
         Date                Original          March 31,          December 31,             Due              March 31,
      Originated              Amount              2003                2002                 Date                2003
------------------------  ----------------  -----------------  -------------------  -------------------  -----------------

October 1998                      $ 7,000            $ 7,000              $ 7,000      October 2008           4.86%    (1)
August 1999                        10,000             10,000               10,000      August 2004            6.06%    (2)
August 2000                        12,000             12,000               12,000      August 2010            6.23%    (3)
November 2001                         805                793                  795     November 2016           6.43%    (5)
December 2001                       5,000              5,000                5,000      January 2007           4.45%    (4)
February 2002                          90                 89                   89     February 2017           5.65%    (5)
October 2002                        3,050              3,016                3,037      October 2007           3.18%    (5)
December 2002                      15,000             14,300               15,000     December 2007           2.90%    (5)
December 2002                      10,000             10,000               10,000     December 2007           3.21%    (6)
December 2002                       5,000              4,841                5,000     December 2009           3.40%    (5)
                          ----------------  -----------------  -------------------

                                 $ 67,945           $ 67,039             $ 67,921
                          ================  =================  ===================

(1) The interest rate on this loan is fixed until October 2003, after which the interest rate may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.
(2) The interest rate on this loan may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month LIBOR is 7.5% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.
(3) The interest rate on this loan may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month LIBOR is 8% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.
(4) The interest rate on this loan is fixed until December, 2002, after which the interest rate may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month LIBOR is 7.5% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.
(5) The interest rate on this loan is fixed until maturity. This loan amortizes with monthly principal and interest payments.
(6) The interest rate on this loan is fixed until December, 2003, after which the interest rate may, on any quarter, be converted at the option of the lender to a variable rate of three-month LIBOR plus 15 basis points if the three-month LIBOR is 7.5% or higher. If the lender elects to convert to a variable rate, the Bank may pre-pay the loan without a penalty.

--------------------------------------------------------------------------------


On June 26, 2002, the Company issued $15,000,000 of subordinated debentures to First Colonial Statutory Trust I and the Statutory Trust I issued $15,000,000 in pooled trust preferred securities. The subordinated debentures are the sole asset of the Statutory Trust. The Trust Preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (4.74% at March 31, 2003 and 4.85% at December 31, 2002) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2032, and may be redeemed at the option of the Company on or after June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The net proceeds of the trust preferred securities are to be used to support the Company's growth and expansion plans and other general corporate purposes.

The Company also has an obligation as a party to the Employee Stock Ownership Plan (ESOP) debt. There were four loans to ESOP as March 31, 2003 and December 31, 2002. The total outstanding on these loans was $1,093,000 at March 31, 2003 and December 31, 2002.

The ESOP loans outstanding at March 31, 2003 and December 31, 2002 are as follows:


--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                             Interest
                                              Balance at:         Balance at:                                Rate at:
         Date                Original          March 31,          December 31,             Due               March 31,
      Originated              Amount              2003                2002                 Date                2003
------------------------  ----------------  -----------------  -------------------  -------------------  -----------------

April 1998                          $ 500              $ 175                $ 175      October 2005           4.25%
February 1999                       1,000                800                  800      October 2018           4.25%
October 2000                           72                 58                   58      October 2010           4.25%
December 2000                         100                 60                   60      October 2005           4.25%
                          ----------------  -----------------  -------------------

                                  $ 1,672            $ 1,093              $ 1,093
                          ================  =================  ===================


The interest rates on these loans are variable at the Bank's prime rate.
--------------------------------------------------------------------------------------------------------------------------



Cash flows for the three months ended March 31, 2003 consisted of cash used in investing activities of $22,886,000 offset in part by cash provided by operating activities of $10,888,000 and cash provided by financing activities of $9,955,000. The result was a net decrease in cash and cash equivalents of $2,043,000.

Cash  was  used  in  investing   activities   for  the  purchase  of  securities
available-for-sale and held-to-maturity of $47,022,000 and $43,768,000, respectively, a net increase in loans of $5,157,000, an increase in interest bearing deposits with banks of $5,545,000 and purchase of premises and equipment of $223,000. These were partially offset by proceeds from the sales of securities available-for-sale of $50,908,000, proceeds from calls and maturities of securities available-for-sale of $23,366,000, and proceeds from calls and maturities of securities held-to-maturity of $4,555,000.

Cash provided by operating activities was the result of net income of $932,000, proceeds from the sale of residential real estate loans of $16,154,000, a decrease in other assets of $1,168,000, amortization of security premiums of $562,000, depreciation and amortization of

$370,000, the provision for possible loan losses of $200,000, and amortization of deferred fees on loans of $109,000. These were offset in part by mortgage loans originated for sale of $7,406,000, net gains on the sale of investment securities of $765,000, gains on the sale of residential real estate loans of $417,000, and deferred taxes of $226,000.

Cash provided by financing activities consisted principally of a net increase in interest and non-interest bearing demand deposits, and savings accounts and money market accounts of $5,867,000, an increase in certificates of deposit of $4,712,000, proceeds from the issuance of stock of $477,000, and a decrease in deferred stock compensation of $220,000. These were partially offset by payments on long-term debt of $882,000, the payment of cash dividends of $412,000, and a decrease in repurchase agreements of $27,000.

During the first quarter of 2003, the Bank received final approval to establish a full service branch office at 9th and Hamilton Streets in Allentown, Pennsylvania. In addition, the Bank filed an application with the Office of the Comptroller of the Currency to establish a branch on MacArthur Road in Whitehall, Pennsylvania. It is expected that both of these branches will open during the third quarter of 2003. In addition, the new branch at Rt. 248 in Lower Nazareth Township, Pennsylvania that was announced during the third quarter of 2002 is expected to open in the second quarter of 2003. The Bank continues to investigate possible locations for additional branches.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at March 31, 2003 was $40,488,000 as compared to $40,314,000 at December 31, 2002, for an increase of $174,000 or 0.4%. This increase resulted from net income of $932,000, the proceeds from the sale of stock of $477,000,  the  distribution  of the  deferred  stock  compensation  of
$220,000, reduced in part by a decrease in accumulated other comprehensive income related to a reduction in the unrealized gains in securities available-for-sale of $1,043,000 and the payment of dividends of $412,000.

On February 14, 2003 the Company paid its 2003 first quarter cash dividend on its common stock of $0.19 per share to shareholders of record on January 31, 2003.

The Company maintained a Dividend Reinvestment and Stock Purchase Plan. This Plan was suspended as of March 5, 2003 as a result of the merger agreement with Keystone Savings Bank. During the first quarter of 2003, 3,771,shares of common stock were purchased from authorized and unissued shares at an average price of $25.99 per share for proceeds of approximately $98,000.

The Company has a Stock Option Plan adopted in 2001, which provides for the granting of options to acquire the Company's common stock for officers, key employees and directors of the Company. In January of 2003, options to purchase 59,950 shares of the Company's common stock at an average price of $23.83 per share were granted to certain officers and Company directors. During the first three months of 2003, options for 18,119 shares of the Company's common stock issued pursuant to the Plan were exercised at an average price of $20.90 per share.

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

There have been no material changes in the Bank's assessment of its sensitivity to market risk since its presentation in the 2002 annual report to shareholders and its 2002 Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls and its "internal controls and procedures for financial reporting" ("Internal Controls" ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                      On March 7, 2003,  First  Colonial  filed a report on Form
                  8-K, which was reported under Items 5 and 7 the announcement that First Colonial had entered into a definitive agreement with Keystone Savings Bank relating to a merger. The Agreement and Plan of Merger and press releases were filed as exhibits.

                      On March 28, 2003,  First  Colonial filed a report on Form
                  8-K, which was reported under Item 9 an announcement of branch expansion plans. A copy of this announcement was filed as an exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FIRST COLONIAL GROUP, INC.


DATE:    May 14, 2003                         BY: /S/  SCOTT V. FAINOR
         -------------                        ----------------------------------
                                                  SCOTT V. FAINOR
                                                  PRESIDENT
                                                 (PRINCIPAL EXECUTIVE OFFICER)


DATE:    May 14, 2003                        BY: /S/  REID L. HEEREN
        ---------------                      -----------------------------------
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

     Date:  May 14, 2003              /s/ Scott V. Fainor
         ---------------------        ----------------------
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

     Date:  May 14, 2003                            /s/ Reid L. Heeren
                                                    ----------------------------
                                                    Vice President and Treasurer