Form 10-Q
period 2003-06-30
FIRST COLONIAL GROUP INC
filed 2003-08-14
CIK 714719

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                      ____________________________________
         (Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11526
             -----------------------------------------------------

                           FIRST COLONIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           PENNSYLVANIA                                  23-2228154
-------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


    76 S. MAIN STREET, NAZARETH, PA                 18064
--------------------------------------------------------------------------------
 (Address of Principal Executive Office)          (Zip Code)

Registrant's Telephone Number, Including Area Code:  610-746-7300

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

                                  YES _      NO __X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,266,360 shares of common stock, $5 Par Value, outstanding on July 22, 2003.

                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES



                                      INDEX


PART 1  -  FINANCIAL INFORMATION                                                           PAGE NO.

     ITEM 1  -            Financial Statements

              Consolidated Balance Sheet                                                     2
              Consoliated Statement of Income                                                3
              Consolidated Statement of Changes in Shareholders' Equity                      4
              Consolidated Statement of Cash Flows                                           5
              Notes to Consolidated Financial Statements                                     6

     ITEM 2 -             Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                     12

     ITEM 3 -             Quantitative and Qualitative Discussion About                     33
                          Market Risk
                                                                                            33
     ITEM 4 -             Controls and Procedures


PART II  -  OTHER INFORMATION

     ITEM 1  -            Legal Proceedings                                                 34

     ITEM 2  -            Changes in Securities and Use of Proceeds                         34

     ITEM 3  -            Defaults Upon Senior Securities                                   34

     ITEM 4  -            Submission of Matters to a Vote of Security Holders               34

     ITEM 5  -            Other Information                                                 34

     ITEM 6  -            Exhibits and Reports on Form 8-K                                  35


SIGNATURES                                                                                  37

CERTIFICATIONS                                                                              38



                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                  (Unaudited)
                                                                    June 30,                 December 31,
                                                                      2003                       2002
                                                               -----------------           --------------
ASSETS
Total Cash and Cash Eqivalents                                         $ 25,002                 $ 22,741
Interst-Bearing Deposits with Banks                                      12,848                    5,002
Investment Securities Held-to-Maturity
    (Fair Value: June 30, 2003 $68,996
     Dec. 31, 2002 - $30,791)                                            68,277                   30,297
  Securities Available-for-Sale at Fair Value                           255,847                  283,481
  Mortgage Loans Held-for-Sale                                            2,803                    1,263
  Total Loans, Net of Uneamed Discount                                  265,597                  255,844
  LESS:  Allowance for Possible Loan Losses                              (3,228)                  (3,084)
                                                               -----------------           --------------
  Net Loans                                                             262,369                  252,760
  Premises and Equipment, Net                                             6,751                    6,375
  Accrued Interest Income                                                 2,750                    3,142
  Other Assets                                                            5,597                    6,531
                                                               -----------------           --------------
    TOTAL ASSETS                                                      $ 642,244                $ 611,592
                                                               =================           ==============

LIABILITIES
  Deposits
    Non-Interest Bearing Deposits                                      $ 77,147                 $ 64,150
    Interest-Bearing Deposits                                           429,181                  408,648
                                                               -----------------           --------------
      Total Deposits                                                    506,328                  472,798
  Securities Sold Under Agreements to Repurchase                          7,198                    8,801
  Long-Term Debt                                                         66,152                   67,921
  Guaranteed Preferred Beneficial Interests in
    Company's Subordinated Debentures                                    15,000                   15,000
  Accrued Interest Payable                                                2,951                    3,129
  Other Liabilities                                                       2,663                    3,629
                                                               -----------------           --------------
    TOTAL LIABILITIES                                                   600,292                  571,278

SHAREHOLDERS' EQUITY
  Preferred Stock, Par Value $5.00 a share
    Authorized - 500,000 shares, none issued                                  -                        -
  Common Stock, Par Value $5.00 a share Authorized
- 10,000,000 shares Issued -
    2,264,065 shares at June 30, 2003
    and 2,217,971  shares at Dec. 31, 2002                               11,320                   11,090
  Additional Paid in Capital                                             21,520                   20,786
  Retained Earnings                                                       9,580                    8,430
  Deferred Stock Compensation: None at June 30, 2003
    and 10,500 at Dec. 31, 2002                                               -                     (220)
  Employee Stock Ownership Plan Debt                                     (1,093)                  (1,093)
  Accumulated Other Comprehensive Income                                    625                    1,321
                                                               -----------------           --------------

Total Shareholders' Equity                                               41,952                   40,314
                                                               -----------------           --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 642,244                $ 611,592
                                                               =================           ==============



See accompanying notes to interim consolidated financial statements.


                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Three Months Ended                          Six Months Ended
                                                   June 30,               June 30,             June 30,                June 30,
                                                     2003                   2002                 2003                    2002
                                              ----------------           ------------        -------------            ------------
INTEREST INCOME:
   Interest and Fees on Loans                         $ 4,136                $ 4,309              $ 8,312                 $ 8,573
   Investment Securities Income
     Taxable                                            2,570                  2,390                5,328                   4,758
     Tax-Exempt                                           610                    488                1,220                     926
   Interest on Deposits with Banks and
     Federal Funds Sold                                    40                     40                   75                      80
                                              ----------------           ------------        -------------            ------------
        Total Interest Income                           7,356                  7,227               14,935                  14,337
                                              ----------------           ------------        -------------            ------------
INTEREST EXPENSE:
   Interest on Deposits                                 1,955                  2,458                4,094                   4,937
   Interest on Short-Term Debt                             25                     57                   52                     115
   Interest on Long-Term Debt                             753                    507                1,483                   1,005
   Interest on Trust-Preferred Securities                 180                     11                  361                      11
                                              ----------------           ------------        -------------            ------------
        Total Interest Expense                          2,913                  3,033                5,990                   6,068
                                              ----------------           ------------        -------------            ------------
NET INTEREST INCOME:                                    4,443                  4,194                8,945                   8,269
   Provision for Possible Loan Losses                     375                    361                  575                     761
                                              ----------------           ------------        -------------            ------------
     Net Interest Income After Provision
        For Possible Loan Losses                        4,068                  3,833                8,370                   7,508
                                              ----------------           ------------        -------------            ------------
OTHER INCOME:
   Trust and Wealth Management Revenue                    325                    291                  610                     575
   Service Charges on Deposit Accounts                    611                    641                1,230                   1,240
   Investment Securities Gains, Net                       709                    294                1,474                     663
   Net Gains on the Sale of Mortgage Loans                393                    121                  810                     197
   Other Operating Income                                 230                    190                  410                     419
                                              ----------------           ------------        -------------            ------------
        Total Other Income                              2,268                  1,537                4,534                   3,094
                                              ----------------           ------------        -------------            ------------
OTHER EXPENSES:
   Salaries and Employee Benefits                       2,404                  2,111                4,980                   4,158
   Net Occupancy and Equipment Expense                    667                    642                1,310                   1,308
   Impairment of Mortgage Servicing Rights                238                      -                  875                       -
   Other Operating Expenses                             1,738                  1,422                3,383                   2,987
                                              ----------------           ------------        -------------            ------------
        Total Other Expenses                            5,047                  4,175               10,548                   8,453
                                              ----------------           ------------        -------------            ------------

Income Before Income Taxes                              1,289                  1,195                2,356                   2,149
Income Taxes                                              240                    215                  375                     358
                                              ----------------           ------------        -------------            ------------

NET INCOME                                            $ 1,049                  $ 980              $ 1,981                 $ 1,791
                                              ================           ============        =============            ============
Per Share Data
     Basic Net Income                                    0.47                   0.45                 0.90                    0.83
                                              ================           ============        =============            ============
     Diluted Net Income                                  0.44                   0.44                 0.85                    0.82
                                              ================           ============        =============            ============
     Cash Dividends                                      0.19                   0.18                 0.38                    0.36
                                              ================           ============        =============            ============

See accompanying notes to interim financial statements.





FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Accumulated
(Dollars in Thousands), (Unaudited)                    Additional               Deferred                        Other
                                                Common   Paid-In     Retained     Stock    Treasury   ESOP  Comprehensive
For the Six Months Ended June 30, 2003          Stock    Capital     Earnings  Compensation  Stock    Debt     Income      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                  $ 11,090  $ 20,786   $  8,430   $   (220)      $--     $ (1,093)  $  1,321   $ 40,314

Comprehensive Income (Loss)
   Net Income                                                         1,981                                                   1,981
   Change in Unrealized Securities Gains, Net                                                                       (696)      (696)
                                                                                                                             -------
Total Comprehensive Income (Loss)                                                                                             1,285
Distribution of Stock Compensation
     (10,000 shares)                                                               220                                          220
Sale of Common Stock under
  Dividend Reinvestment Plan (3,771 shares)         18        80                                                                 98
Sale of Common Stock under
  Stock Option Plans (42,323 shares)               212       654                                                                866
Cash Dividends Paid                                                    (831)                                                   (831)
                                              --------  --------   --------     ------       -----    --------   --------  ---------
Balance at June 30, 2003                      $ 11,320  $ 21,520   $  9,580     $   --       $--     $ (1,093)  $    625   $ 41,952
====================================================================================================================================


See accompanying notes to interim consolidated financial statements.


                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                               Six Months Ended
OPERATING ACTIVITIES                                                June 30, 2003          June 30, 2002
                                                                    -------------          -------------
Net Income                                                             $ 1,981                $ 1,791
Adjustments to Reconcile Net Income to Net Cash Provided By
    (Used In) Operating Activities:
      Provision for Possible Loan Losses                                   575                    761
      Depreciation and Amortization                                        714                    660
      Accretion of Security Discounts                                      (63)                  (153)
      Amortization of Security Premiums                                  1,206                    442
      Deferred Taxes                                                      (226)                     -
      Amortization of Deferred Fees on Loans                               272                    213
      Gain on Sale of Other Real Estate Owned                              (28)                    (2)
      Investment Securities Gains, Net                                  (1,474)                  (663)
      Gain on Sale of Mortgage Loans                                      (810)                  (197)
      Mortgage Loans Originated for Sale                               (21,730)               (10,294)
      Mortgage Loan Sales                                               29,957                 20,918
    Changes in Assets and Liabilities:
      Decrease (Increase) in Accrued Interest Income                       392                    (75)
      Decrease in Accrued Interest Payable                                (178)                  (638)
      Decrease (Increase) in Other Assets                                  538                   (955)
      Decrease in Other Liabilities                                       (301)                  (177)
                                                                    -----------           ------------
Net Cash Provided By Operating Activities:                              10,825                 11,631
                                                                    -----------           ------------
INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale               41,262                 26,291
Proceeds from Maturities of Securities Held-to-Maturity                 18,042                 21,775
Proceeds from Sales of Securities Available-for-Sale                   133,168                 48,244
Purchase of Securities Available-for-Sale                             (147,348)              (104,049)
Purchase of Securities Held-to-Maturity                                (56,193)               (18,209)
Net Increase in Interest Bearing Deposits With Banks                    (7,846)               (12,645)
Net Increase in Loans                                                  (19,593)               (31,060)
Purchase of Premises and Equipment                                        (775)                  (149)
Proceeds from Sale of Other Real Estate Owned                              208                    261
                                                                    -----------           ------------
Net Cash Used In Investing Activities                                  (39,075)               (69,541)
                                                                    -----------           ------------
FINANCING ACTIVITIES
Net Increase in Interest and Non-Interest Bearing
  Demand Deposits, Savings and Money Market Accounts                    12,343                 44,875
Net Increase (Decrease) in Certificates of Deposit                      21,187                 (6,361)
Proceeds from Long-Term Debt                                                 -                     90
Payments on Long-Term Debt                                              (1,769)                    (5)
Net (Decrease) Increase in Repurchase Agreements                        (1,603)                 4,730
Proceeds from Issuance of Common Stock                                     964                    173
Proceeds from Sale of Treasury Stock                                         -                   (146)
Purchase of Treasury Stock                                                   -                    169
Proceeds from Issuance of Guaranteed Preferred
     Beneficial Interest in Company's Subordinated Debentures                -                 15,000
Decrease in Deferred Stock Compensation                                    220                      -
Cash Dividends Paid                                                       (831)                  (777)
Cash in Lieu of Fractional Shares                                            -                     (5)
                                                                    -----------           ------------

Net Cash Provided by Financing Activities                               30,511                 57,743
                                                                    -----------           ------------

Increase (Decrease) in Cash and Cash Equivalents                         2,261                   (167)
Cash and Cash Equivalents, January 1,                                   22,741                 17,270
                                                                    -----------           ------------
Cash and Cash Equivalents, June 30,                                   $ 25,002               $ 17,103
                                                                    -----------           ------------

See accompanying notes to interim consolidated financial statements.



                   FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                -------------------------------------------------

                                   (Unaudited)


NOTE A  -  GENERAL

The accompanying financial statements, footnotes and discussion should be read in conjunction with the audited financial statements, footnotes, and discussion contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The results for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year or any other interim period.

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

NOTE C  -  CASH  AND STOCK DIVIDENDS

On May 16, 2003, the Company paid its 2003 second quarter dividend on its common stock of $0.19 per share to shareholders of record on May 2, 2003. On May 17, 2002, the Company paid its 2002 first quarter dividend on its common stock of $0.181 per share (adjusted for the 5% stock dividend of May 2002) to shareholders of record on May 3, 2001.

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



For the Three Months Ended June 30,                                                      Average
                                                                  Income                 Shares           Per Share
                                                               (numerator)            (denominator)        Amount
                                                      ---------------------------------------------------------------
2003
------------------------------------------------------

Net Income                                                     $ 1,049

Basic Earnings Per Share                                       $ 1,049                    2,207,138           $ 0.47
   Income Available to Common Shareholders

Effect of Dilutive Securities                                                               149,607          $ (0.03)
   Stock Options
                                                      ---------------------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                            $ 1,049                    2,356,745           $ 0.44
                                                      ---------------------------------------------------------------

2002
------------------------------------------------------

Net Income                                                       $ 980

Basic Earnings Per Share
   Income Available to Common Shareholders                       $ 980                    2,152,664           $ 0.45

Effect of Dilutive Securities
   Stock Options                                                                             42,571          $ (0.01)
                                                      ---------------------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                              $ 980                    2,195,235           $ 0.44
                                                      ---------------------------------------------------------------




For the Six Months Ended June 30,                                                    Average
                                                               Income                Shares               Per Share
                                                            (numerator)           (denominator)            Amount
                                                   ---------------------------------------------------------------
2003
---------------------------------------------------

Net Income                                                     $ 1,981

Basic Earnings Per Share                                       $ 1,981                2,192,445            $ 0.90
   Income Available to Common Shareholders

Effect of Dilutive Securities                                                           132,383           $ (0.05)
   Stock Options
                                                   ---------------------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                            $ 1,981                2,324,828            $ 0.85
                                                   ---------------------------------------------------------------

2002
---------------------------------------------------

Net Income                                                     $ 1,791

Basic Earnings Per Share
   Income Available to Common Shareholders                     $ 1,791                2,149,896            $ 0.83

Effect of Dilutive Securities
   Stock Options                                                                         38,223           $ (0.01)
                                                   ---------------------------------------------------------------

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                            $ 1,791                2,188,119            $ 0.82
                                                   ---------------------------------------------------------------




Average common shares outstanding for the three months ended June 30, 2003 and June 30, 2002 do not include 48,943 and 57,413, respectively of average weighted unallocated shares held by the ESOP. Average common shares outstanding for the six months ended June 30, 2003 and June 30, 2002 do not include 48,943 and 57,413, respectively of average weighted unallocated shares held by the ESOP. The exclusion of these unallocated shares held by the ESOP is due to the Company's adoption of SOP 93-6.

There were no antidilutive securities stock options at June 30, 2003. At June 30, 2002 there were 31,910 antidilutive securities stock options outstanding.

NOTE E  -  STOCK BASED COMPENSATION

Under the Company's Stock Option Plans, options to acquire shares of common stock are granted to certain officers, key employees and directors. In January of 2003, options to purchase 59,950 shares of the Company's stock at an average price of $23.83 per share were granted to certain officers and directors of the Company. There were no options issued during the second quarter of 2003. During the second quarter of 2003, options for 24,204 shares of the Company's common stock issued pursuant to the Plan were exercised at an average price of $20.13 per share. During the first six months of 2003, options for 42,323 shares of the Company's common stock were exercised at an average price of $20.46.

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


------------------------------------------------------------------------------------------------------------------------------------
                                                                        3 Months Ended                    6 Months Ended
                                                                            June 30,                         June 30,
                                                                    2003                 2002          2003          2002
====================================================================================================================================

Net Income (loss)                    As reported                    $ 1,049              $ 980        $ 1,981      $ 1,791
                               Stock-based Compensation
                           Cost Determined under Fair Value
                              Method for all Awards
                            Net of Related Tax Effect                     - (1)            (95)        (1,161)        (190)
                                                            ----------------       ------------    ----------- ------------
                                      Pro forma                     $ 1,049              $ 885          $ 820      $ 1,601
                                                            ================       ============    =========== ============

Basic earnings (loss)                As reported                     $ 0.47             $ 0.45         $ 0.90       $ 0.83
per share                             Pro forma                      $ 0.47             $ 0.41         $ 0.36       $ 0.74

Diluted earnings (loss)              As reported                     $ 0.44             $ 0.44         $ 0.85       $ 0.82
per share                             Pro forma                      $ 0.44             $ 0.40         $ 0.33       $ 0.73

(1) There were no options awarded in the second quarter of 2003 and 2002.
====================================================================================================================================



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

The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At June 30, 2003, the Company was contingently liable on financial and performance standby letters of credit totaling $47,000 and $2,363,000, respectively, $1,066,000 of which were originated in the second quarter of 2003. The Company's commitments under standby letters of credit expire at various dates through 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at June 30, 2003 varied from 0% to 100%, and averaged 96.1%.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has also evaluated the impact of FIN 46 on variable interest entities consolidated by the Company prior to the issuance of FIN 46. Management has determined that First Colonial Statutory Trust I qualifies as a variable interest entity under FIN 46. First Colonial Statutory Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. First Colonial Statutory Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2002. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by First Colonial Statutory Trust I on the mandatorily redeemable preferred stock. First Colonial Statutory Trust I is currently included in the Company's consolidated balance sheet and statements of income. Management believes that First Colonial Statutory Trust I should continue to be included in the Company's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to First Colonial Statutory Trust I become available, management will reevaluate its conclusion that First Colonial Statutory Trust I should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Corporation's current business operations, management expects that the provisions of SFAS No. 149 will not materially impact the Corporation's financial condition, results of operations, or disclosures.

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position to liabilities and requires an issuer of those financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following financial review and analysis is of the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three and six month period ended June 30, 2003.

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

The proposed merger will be submitted to First Colonial Group's shareholders for their consideration. KNBT Bancorp and First Colonial Group will file a registration statement, a proxy statement/prospectus and other relevant documents concerning the proposed transaction with the SEC. Shareholders of First Colonial are urged to read the registration statement and the proxy statement/prospectus when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information, before making any decision regarding the merger. Shareholders of First Colonial will be able to obtain a free copy of the proxy statement/prospectus when it becomes available, as well as other filings containing information about KNBT Bancorp, Keystone Savings and First Colonial Group, at the SEC's Internet site (http://www.sec.gov). Copies of the proxy statement/prospectus can be obtained, without charge, by directing a request to the Secretary of First Colonial, First Colonial Group, Inc., 76 South Main Street, Nazareth, Pennsylvania 18064 (610-861-5721).

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

On January 1, 2002, First Colonial adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". At June 30, 2003, and December 31, 2002, First Colonial had goodwill with a carrying value of approximately $127,000 resulting from previous branch acquisitions. In accordance with SFAS No. 142, First Colonial has discontinued the amortization of goodwill resulting from these acquisitions, and subject's goodwill to impairment testing at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on First Colonial's books to write-down the related goodwill to the proper carrying value. As of June 30, 2003 and December 31, 2002, First Colonial determined that no impairment write-offs were necessary.

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

Results of Operations

Basic earnings per share for the three months ended June 30, 2003 were $0.47 as compared to $0.45 for the corresponding period in 2002. Diluted earnings per share for the three months ended June 30, 2003 where $0.44 as compared to $0.44 for the same period in 2002. Average basic shares outstanding during this three month period were 2,207,138 in 2003 and 2,152,664 in 2002. Average diluted shares outstanding for the three month period were 2,356,745 in 2003 and 2,195,235 in 2002. Basic earnings per share for the six months ended June 30, 2003 were $0.90 as compared to $0.83 for the corresponding period in 2002. Average diluted earnings per share for the six months ended June 30, 2003 were $0.85 as compared to $0.82 for the same period in 2002. Average basic shares outstanding during this six month period were 2,192,445 in 2003 and 2,149,896 in 2002. Average diluted shares outstanding during the six month period were 2,324,828 in 2003 and 2,188,199 in 2002. Per share earnings and average shares outstanding have been restated to reflect the 5% stock dividend paid on May 17, 2002. (see Note D)

The net income for the three months ended June 30, 2003 was $1,049,000 compared to $980,000 for the same period in 2002. This was an increase of $69,000 or 7.0%. The earnings increase was attributable to an increase on the gains on the sale of Available for Sale Securities of $415,000, or 141.2%, a $272,000, or 224.8%, increase in the gains on the sale of mortgage loans, an increase in net interest income of $249,000 or 5.9% (see discussion on Net Interest Income), a $44,000 or 3.9% increase in other income exclusive of gains on the sale of available-for-sale securities and the gains on the sale of mortgage loans held-for-sale. These were offset in part by a $872,000 or 20.9% increase in total other expenses, an increase of $14,000 or 3.9% in the provision for possible loan losses, and an increase of $25,000 or 11.6% in Federal income taxes.

Net income for the six months ended June 30, 2003 was $1,981,000 compared to $1,791,000 for the same period in 2002 an increase of $190,000 or 10.6%. The earnings increase was primarily attributable to an increase of $811,000, or 122.3%, in the gains on the sale of available-for-sale securities, an increase of $676,000 or 8.2% in net interest income, an increase in gains on the sale of mortgage loans of $613,000, or 311.2%, an increase of $16,000 or 0.7% in other income exclusive of gains on the sale of available-for-sale securities and the gains on the sale of mortgage loans. These were partially offset by a $2,095,000 or 24.8% increase on total other expenses, a decrease of $186,000 or 24.4% in the provision for possible loan losses and a $17,000 or 4.7% increase in Federal income taxes.

Net Interest Income

Net interest income amounted to $4,443,000 for the three months ended June 30, 2003 compared to $4,194,000 for the three months ended June 30, 2002, an increase of $249,000 or 5.9%. This increase was primarily the result of decreases in interest paid on deposit and debt exceeding the decreases in the interest earned on loans and investments. The total interest income earned on loans and investments amounted to $7,356,000 for the second quarter of 2003, an increase of $129,000 or 1.8% from the $7,227,000 earned in the same period in 2002. The total interest expense paid on deposits and debt was $2,913,000 and $3,033,000 for the three month period ended June 30, 2003 and 2002, respectively. This was a decrease in second quarter of 2003 from 2002 of $120,000 or 4.0%. The increase in interest income was the result of increased average loans outstanding which was reduced in part by lower interest rates. The reduction of interest expense is attributed to lower interest rates paid on deposits and debt as a result of a general declining interest rate environment. The effect of these lower interest rates were offset in part by an increase in deposit balances.

Net interest income for the six months ended June 30, 2003 was $8,945,000 compared to $8,269,000 for the same period in 2002. This was an increase of $676,000 or 8.2%. The interest income earned on loans and investments during the first half of 2003 was $14,935,000, which was $598,000 or 4.2% higher than the 2002 amount of$14,337,000. Total interest expense for the six-month period was $5,990,000 and $6,068,000 in 2003 and 2002, respectively. This was a decrease of $78,000 or 1.3%. The growth in net interest income was primarily the result of lower interest rates in a declining rate environment and higher volumes of deposits, loans and investments.

The fully taxable-equivalent net interest income was $9,605,000 for the first six months of 2003, compared to $8,775,000 for the same period in 2002, a 9.5% or $830,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $1,610,000 increase related to volume partially reduced by a $780,000 decrease due to interest rates.

First Colonial's provision for possible loan losses was $375,000 for the three months ended June 30, 2003 as compared to $361,000 for the same period in 2002. The provision for possible loan losses was $575,000 for the six months ended June 30, 2003 as compared to $761,000 for the six months ended June 30, 2002. The provision was determined in accordance with SAB No. 102, considering all credit quality risk associated with the loan portfolio (see management's discussion on "Allowance and Provision for Possible Loan Losses") .

The "Rate/Volume Analysis" table segregates, in detail, the major factors that contributed to the changes in net interest income, for the six months ended June 30, 2003 as compared to the same period in 2002, into amounts attributable to both rate and volume variances. In calculating the variances, the changes were first segregated into (1) changes in volume (change in volume times the old rate), (2) changes in rate (changes in rate times the old volume) and (3) changes in rate/volume (changes in rate times the change in volume). The changes in rate/volume have been allocated in their entirety to the change in rates. Non accruing loans have been used in the daily average balances to determine changes in interest income due to volume. Loan fees included in the interest income calculation are not material.


                                                      RATE / VOLUME ANALYSIS
                                                      (Dollars in Thousands)
                                                           (Unaudited)

                                                                            Six Months Ended
                                                                             June 30, 2003
                                                                             Over / (Under)
                                                                             June 30, 2002

                                                                                CHANGE DUE TO:
                                                             TOTAL               RATE                   VOLUME
                                                     ------------------------------------------------------------
(Fully Taxable Equivalent)
INTEREST INCOME
Interest-Bearing Balances With Banks                            $ (3)                $ (34)                 $ 31
Federal Funds Sold                                                (2)                   (1)                   (1)
Investment Securities                                          1,016                (2,056)                3,072
Loans                                                           (259)                 (968)                  709
                                                     ----------------      ----------------       ---------------
Total Interest Income                                          $ 752               $(3,059)              $ 3,811
                                                     ----------------      ----------------       ---------------

INTEREST EXPENSE
Interest Bearing Deposits
   Demand Deposits                                             $ (87)               $ (105)                 $ 18
   Money Market Deposits                                          46                  (581)                  627
   Savings & Club Deposits                                      (234)                 (286)                   52
   CD's Over $100,000                                            (26)                  (25)                   (1)
   All Other Time Deposits                                      (542)                 (779)                  237
                                                     ----------------      ----------------       ---------------
   Total Interest-Bearing Deposits                              (843)               (1,776)                  933
Securities Sold Under Agreements
   to Repurchase                                                 (60)                  (50)                  (10)
Short-Term Debt                                                   (3)                   (1)                   (2)
Long-Term Debt                                                   478                  (452)                  930
Guaranteed Preferred Beneficial Interests
  in Company's Subordinated Debentures                           350                     -                   350
                                                     ----------------      ----------------       ---------------
Total Interest Expense                                           (78)               (2,279)                2,201
                                                     ----------------      ----------------       ---------------

Net Increase (Decrease) in Interest Income                     $ 830                $ (780)              $ 1,610
                                                     ================      ================       ===============



Total taxable-equivalent interest income for the six months ended June 30, 2003 increased by $752,000 or 5.1% compared to the same period in 2002. This increase was primarily the result of higher volumes of investments and loans reduced in part by lower interest rates earned on these investments and loans. Interest income on investments on a fully taxable equivalent basis was $1,016,000 or 16.5% higher during the first half of 2003 as compared to the same period in 2002. This increase was comprised of a $3,072,000 increase due to a higher volume of investment securities reduced in part by a decrease of $2,056,000 due to lower interest rates. The interest income earned on loans on a fully taxable equivalent basis decreased by $259,000 or 3.0% for the six months ended June 30, 2003 as compared to the same period in 2002. This decrease was comprised of a $968,000 decrease due to lower interest rates reduced in part by a $709,000 increase due to growth in average loans outstanding. Average year-to-date earning assets increased to $586,960,000 at June 30, 2003 from $458,303,000 at June 30, 2002. This was an increase of $128,657,000 or 28.1%

Total interest expense decreased by $78,000 or 1.3% during the first six months of 2003, over the same period in 2002. The decrease was the result of lower interest rates paid on deposits and debt reduced in part by growth in deposits and debt. The interest expense on interest-bearing deposits decreased by $843,000 or 17.1% during the first six months of 2003 as compared to the first six months of 2002. This was comprised of a decrease of $1,776,000 due to lower interest rates offset in part by a $933,000 increase due to deposit growth. Also affecting the decrease in interest expense was a $60,000 decrease in interest paid on securities sold under agreements to repurchase and a decrease of $3,000 on the interest paid on short-term debt. The decrease in interest expense was offset in part by an increase of $478,000 or 47.6% on the interest paid on long-term debt and $350,000 on the interest paid on the $15,000,000 of subordinated debentures issued in June 2002. The increase of the interest paid on long-term debt was comprised of an increase of $930,000 due to higher level of debt partially offset by a decrease of $452,000 due to lower interest rates.

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


                                             FIRST COLONIAL GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED COMPARATIVE STATEMENT ANALYSIS
                                                       (Dollars in Thousands)
                                                             (Unaudited)

Six Months Ended, June 30,                                        2003                                          2002
                                               ---------------------------------------------   -------------------------------------
                                                                  Interest        Average                      Interest    Average
                                                  Average          Income/         Yield/        Average        Income/     Yield/
                                                  Balance          Expense          Rate         Balance        Expense      Rate
                                               ---------------------------------------------   -------------------------------------
ASSETS:
INTEREST-EARNING ASSETS
Interest-Bearing Deposits with Banks            $ 13,645             $ 72           1.06%        $ 9,685          $ 75      1.55%
Federal Funds Sold                                   530                3           1.13             619             5      1.62
Investment Securities
     Taxable                                     264,015            5,328           4.04         173,424         4,758      5.49
     Non-Taxable (1)                              54,499            1,849           6.79          39,106         1,403      7.18
Loans (1) (2)                                    257,475            8,343           6.48         237,837         8,602      7.23
Reserve for Loan Losses                           (3,204)               -              -          (2,368)            -         -
                                               ----------       ----------                    -----------    ----------
Net Loans                                        254,271            8,343           6.56         235,469         8,602      7.31
                                               ----------       ----------                    -----------    ----------
     Total Interest-Earning Assets               586,960           15,595           5.31         458,303        14,843      6.48
Non-Interest Earning Assets                       30,830                -              -          27,799             -         -
                                               ----------       ----------                    -----------    ----------
     TOTAL ASSETS, INTEREST INCOME             $ 617,790           15,595           5.05       $ 486,102        14,843      6.11
                                               ----------       ----------                    -----------    ----------

LIABILITIES
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits
     Demand Deposits                            $ 62,771              114           0.36        $ 57,624           201      0.70
     Money Market Deposits                        91,641              652           1.42          45,079           606      2.69
     Savings & Club Deposits                      77,843              283           0.73          70,727           517      1.46
     CD's over $100,000                            8,145              111           2.73           8,214           137      3.35
     All Other Time Deposits                     172,320            2,934           3.41         161,337         3,476      4.31
                                               ----------       ----------                    -----------    ----------
       Total Interest-Bearing Deposits           412,720            4,094           1.98         342,981         4,937      2.88
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase             9,833               51           1.04          10,829           111      2.05
Short-Term Debt                                      168                1           1.19             376             4      2.13
Long-Term Debt                                    67,066            1,483           4.42          34,866         1,005      5.77
Guaranteed Preferred Beneficial Interest
in Company Subordinated debentures                15,000              361           4.81             249            11      5.34
                                               ----------       ----------                    -----------    ----------
       Total Interest-Bearing Liabilities        504,787            5,990           2.37         389,301         6,068      3.12

NON-INTEREST-BEARING LIABILITIES
Non-Interest-Bearing Deposits                     65,426                -              -          54,146             -         -
Other Liabilities                                  6,596                -              -           6,865             -         -
                                               ----------       ----------                    -----------    ----------
       TOTAL LIABILITIES                         576,809            5,990           2.08         450,312         6,068      2.69
       SHAREHOLDERS' EQUITY                       40,981                -              -          35,790             -         -
                                               ----------       ----------                    -----------    ----------
       TOTAL LIABILITIES AND EQUITY,
       TOTAL LIABILITIES AND EQUITY
       INTEREST EXPENSE                        $ 617,790            5,990           1.94       $ 486,102         6,068      2.50
                                               ----------       ----------                    -----------    ----------

NET INTEREST INCOME                                               $ 9,605                                      $ 8,775
                                                                ----------                                   ----------

     Net Interest Spread (3)                                                        2.94                                    3.36
     Effect of Interest-Free Sources
       Used to Fund Earnings                                                        0.33                                    0.47
     Net Interest Margin (4)                                                        3.27%                                   3.83%
                                                                            -------------                               ----------

(1) The indicated interest income and average yields are presented on a taxable equivalent basis. The tax equivalent adjustments included above are $660,000 and $506,000 for the six months ended June 30, 2003 and June 30, 2002, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.

(2) Loan fees of ($148,000) and $(127,000) for the six months ended June 30, 2003 and June 30, 2002, respectively, are included in interest income. Average loan balances include non-accruing loans and average loans held-for-sale of $3,709,060 and $4,316,000 for the six months ended June 30, 2003 and June 30, 2002, respectively.
(3) Net interest spread is the arithmetic difference between the yield on average interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net interest margin is computed by dividing net interest income by average interest-earning assets.

The net interest margin of 3.27% for the six-month period ended June 30, 2003, decreased from the 3.83% net interest margin for the first six months of 2002. The yield on interest earning assets was 5.31% during the first six months of 2003 as compared to 6.48% in 2002. The average interest rate paid on interest bearing deposits and other borrowings was 2.37% for the first six months of 2003 as compared to 3.12% in 2002.

Other Income and Other Expenses

Other income for the three months ended June 30, 2003, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans, net securities gains and other miscellaneous income was $2,268,000 as compared to $1,537,000 for the same period in 2002. This was an increase of $731,000 or 47.6%. This increase was the result of increased gains on the sale of securities available-for-sale, the higher gains on the sale of mortgage loans, and increases in trust and wealth management revenues and other operating income, reduced in part by a decline in service charges. The net gains on securities available-for-sale for the three-month period ended June 30 were $709,000 in 2003 and $415,000 in 2002. This was an increase of $415,000 or
141.2%. In the three month period ended June 30, 2003, the gains on the sale of mortgage loans amounted to $393,000 as compared to a gain of $121,000 for the same period in 2002, an increase of $272,000 or 224.8%. Mortgage loan sales amounted to $13,803,000 during the three month period ended June 30, 2003 as compared to $11,246,000 during the same period in 2002. Other operating income for the three months ended June 30, 2003 was $230,000, an increase of $40,000 or 21.1% compared to $190,000 for the same period in 2002. The increase in miscellaneous income was primarily the result of an increase in the use of various fee-based services. The trust and wealth management revenues were $325,000 for the three months ended June 30, 2003 as compared to $291,000 for the three months ended June 30, 2002, an increase of $34,000 or 11.7%. The revenues from trust and wealth management operations increased as a result of additional new accounts. Service charges on deposit accounts declined by $30,000 or 4.7% during the three-month period ended June 30, 2003 as compared to the same period in 2002. The service charges for the three months ended June 30 were $611,000 and $641,000 in 2003 and 2002, respectively. The decline in service charge income is due to a lower level of overdraft service charges.

Other income for the six months ended June 30, 2003, including service charges, trust and wealth management revenues, gains on the sale of mortgage loans, net securities gains and other miscellaneous income was $4,534,000 as compared to $3,094,000 for the same period in 2002. This was an increase of $1,440,000 or 46.5%. This increase was the result of increased gains on the sale of securities available-for-sale, the higher gains on the sale of mortgage loans, and increases in trust and wealth management revenues, reduced in part by a decline in service charges and a decline in other operating income. The gains on the sale of securities available-for-sale for the six months ended June 30, 2003 were $1,474,000 as compared to $663,000 for the same period in 2002. This was an increase of $811,000 or 122.3%. The gains on the sale of mortgage loans were $810,000 during the first six months of 2003 compared to $197,000 in the first six months of 2002, an increase of $613,000 or 311.2%. Mortgage loan sales amounted to $29,957,000 and $20,918,000 in the first six months of 2003 and 2002, respectively. The increase in the mortgage sales gains was the result of lower interest rates. In the six-month period ended June 30, 2003, service charges were $1,230,000, a $10,000 or 0.8% decrease from the 2002 amount of $1,240,000. The decrease in service charge income is primarily the result of a reduction in the number of overdraft fees collected. The revenues from the trust and wealth management operations were $610,000 for the six months ended June 30, 2003 as compared to $575,000 for the six months ended June 30,

2002, an increase of $35,000 or 6.1%. Other operating income was $410,000 for the first six months of 2003 as compared to $419,000 for the same period in 2002. This was a decrease of $9,000 or 2.1%.

Total other expenses for the three-month period ended June 30, 2003 increased by $872,000 or 20.9% to $5,047,000 over total other expenses for the same period in 2002 of $4,175,000. Included in this increase was a $293,000 or 13.9% increase in salary and benefit expenses which were $2,404,000 in 2003 as compared to $2,111,000 in 2002. These increases were primarily due to general salary increases of approximately 4% and the addition of staff for the new branch at 3856 Easton-Nazareth Highway and the other three new branches that will open in the third or fourth quarter of 2003. Occupancy and equipment expenses were $667,000 for the three months ended June 30, 2003 and $642,000 for the three months ended June 30, 2002, an increase of $25,000 or 3.9%. The increase in occupancy expenses were related to rent increase at some branches and general maintenance. During the three months ended June 30, 2003, the expense for the impairment of mortgage servicing rights amounted to $238,000. There was no such expense during the same period of 2002. This impairmentexpense was due to a larger than normal number of customers prepaying their residential mortgage loans as a result of lower interest rates. Other operating expenses for the three month period ended June 30, 2003 were $1,738,000, an increase of $316,000 or 22.2% from the $1,422,000 in other expenses for the same period in 2002. This increase was primarily the result of higher data processing, advertising and professional services expenses.

Total other expenses for the six-month period ended June 30, 2003 increased by $2,095,000 or 24.8% to $10,548,000 over total other expenses for the same period in 2002 of $8,453,000. A major factor affecting the increase in total other expenses was the expense of $875,000 for the impairment of mortgage servicing rights during the first half of 2003. There was no mortgage impairment expense during the first half of 2002. This impairment expense is due to a larger than normal number of customers prepaying their residential mortgage loans as a result of lower interest rates. Also included in the increase of other expenses was an $822,000 or 19.8% increase in salary and benefit expenses which were $4,980,000 in 2003 as compared to $4,158,000 in 2002. These increases were primarily due to a charge of $175,000 due to the accelerated vesting and distribution of the deferred stock compensation as a result of the merger agreement with Keystone Savings Bank, general salary increases of approximately 4% and additional staff for the new branches opening in 2003 and staff additions in the third and fourth quarter of 2002, in the commercial lending and trust and wealth management area of the bank. Occupancy and equipment expenses were $1,310,000 for the six months ended June 30, 2003 and $1,308,000 for the six months ended June 30, 2002, an increase of $2,000 or 0.2%. Other operating expenses for the six month period ended June 30, 2003 were $3,383,000, an increase of $396,000 or 13.3% from the $2,987,000 in other expenses for the same period in 2002. This increase was primarily due to higher data processing, advertising and professional services expenses.

FINANCIAL CONDITION
Assets and Liabilities

Total assets at June 30, 2003 were $642,244,000, representing an increase of $30,652,000 or 5.0% over total assets of $611,592,000 at December 31, 2002.
Deposits increased by $33,530,000 or 7.1% from $472,798,000 on December 31, 2002 to $506,328,000 on June 30, 2003. Contributing to this increase in total deposits were increases in non-interest bearing checking deposits of $12,997,000, certificates of deposit under $100,000 of $12,828,000, certificates of deposits over $100,000 of $8,359,000, savings and club deposits of $6,556,000, and interest-bearing checking accounts of $4,342,000, partially offset by a decrease in money market accounts of $11,552,000. Loans outstanding at June 30, 2003 were $265,597,000 as compared to $255,844,000 at December 31,
2002. This was an increase of $9,753,000 or 3.8%. The increase in loans was primarily the result of increases in commercial loans of $12,199,000 and residential real estate loans of $2,592,000. These increases were offset in part by a decrease in consumer loans of $5,038,000. Also affecting loan growth was the sale of $29,957,000 of residential real estate loans during the first six months of 2003. There were $2,803,000 of residential real estate loans identified as held-for-sale at June 30, 2003. There were $1,263,000 residential real estate loans held-for sale at December 31, 2002. The loan to deposit ratio was 52.5% and 54.1% at June 30, 2003 and December 31, 2002, respectively.

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

The provision for possible loan losses was $375,000 for the three months ended June 30, 2003. The provision for possible loan losses for the same period in 2002 was $361,000. Net charge-offs were $260,000 and $167,000 for the three month period ended June 30, 2003 and 2002, respectively.

The provision for possible loan losses was $575,000 for the first six months of 2003 as compared to $761,000 for the same period in 2002. Net charge offs were $432,000 for the six months ended June 30, 2003 compared with $481,000 for the six months ended June 30, 2002. The ratio of the allowance for loan losses to total loans was 1.22% at June 30, 2003 and 1.21% at December 31, 2002. The allowance for possible loan losses at June 30, 2003 totaled $3,228,000, an increase of $144,000 or 4.7% over the December 31, 2002 amount of $3,084,000.

At June 30, 2003, the net loan charge-offs to average loans outstanding for First Colonial increased slightly to .34% from .29% at December 31, 2002. The charge-offs were concentrated in the consumer loan portfolio. Loan portfolio risk increased as the level of commercial loans increased $12,199,000 or 14.7% from $82,742,000 at December 31, 2002 to $94,941,000 at June 30, 2003.
Residential real estate loans also increased by $2,592,000 or 2.3% from $114,448,000 at December 31, 2002 to $117,040,000 at June 30, 2003. At the same time, consumer loans totaling $53,616,000 at June 30, 2003 decreased $5,038,000 or 8.6% from the December 31, 2002 amount of $58,654,000. The ratio of the allowance to non-performing loans increased from 138.6% at December 31, 2002 to 161.5% at June 31, 2003. The continued growth in commercial loans and the potential higher risk of these types of loans warranted the $144,000 increase in the allowance for possible loan losses, through a loan loss provision of $575,000 for the first six months of 2003. The provision is determined by applying First Colonial's allowance methodology and is deemed to be adequate.

At June 30, 2003, $6,000 of the allowance for possible loans losses was allocated to impaired loans.

Transactions in the allowance for loan losses were as follows:

                                        2003                          2002
                                -------------------         -------------------

Balance, January 1,                    $ 3,084,000                 $ 2,264,000
Loans Charged Off                         (486,000)                   (583,000)
Loans Recovered                             55,000                     102,000
                                -------------------         -------------------
  Net Loans Charged Off                   (431,000)                   (481,000)

Provision Charged to Expenses              575,000                     761,000
                                -------------------         -------------------
Balance, June 30,                      $ 3,228,000                 $ 2,544,000
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




                                                 June 30,               December 31,           June 30,
                                                   2003                     2002                 2002
---------------------------------------------------------------------------------------------------------

Non-accrual loans on a cash basis                 $ 1,321,000        $ 1,351,000             $ 1,093,000
Non-accrual loans as a percentage
   of total loans                                       0.50%              0.53%                   0.44%
---------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more             $ 678,000          $ 874,000             $ 1,581,000
Accruing loans past due 90 days or more
   as a percentage of total loans                       0.26%              0.34%                   0.64%
---------------------------------------------------------------------------------------------------------
Total nonperforming loans
   (Non-accrual loans plus accruing loans
      past due 90 days or more)                   $ 1,999,000        $ 2,225,000             $ 2,674,000
Allowance for loan losses to
   nonperforming loans                                161.48%            138.60%                  95.14%
Nonperforming loans to total loans                      0.76%              0.87%                   1.08%
Allowance for loan losses to total loans                1.22%              1.21%                   1.03%
---------------------------------------------------------------------------------------------------------



Total non-performing loans (non-accruing loans and loans past due over 90 days) amounted to $1,999,000 at June 30, 2003 as compared to $2,225,000 at December 31, 2002 and $2,674,000 at June 30, 2002. The ratio of non-performing loans to total loans was 0.76%, 0.87% and 1.08% at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. The decrease in this ratio was primarily the result of a decrease in total non-performing loans due to collection efforts.

Non-accruing loans at June 30, 2003 of $1,321,000 decreased from the December 31, 2002 amount of $1,351,000 and increased over the June 30, 2002 level of $1,093,000. The amount of decrease from December 31, 2002 to June 30, 2003 was $30,000. This decrease was primarily the result of the charge-off of certain consumer loans. At the present time, management is of the opinion that these non-accruing loans present a minimal amount of exposure to the Bank.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 2003, loans past due 90 days or more and still accruing interest were $678,000 compared to

$874,000 at December 31, 2002 and $1,581,000 at June 30, 2002. The $196,000
decrease in loans past due 90 days from December 31, 2002 to June 30, 2003 was the result of decreases in commercial, mortgage and consumer loans past due 90 days or more.

Other Real Estate Owned

There was no Other Real Estate Owned at June 30, 2003 and at December 31, 2002.

Investment Securities

The Company had $255,847,000 in available-for-sale securities at June 30, 2003 with a net unrealized gain of $625,000. At December 31, 2002 available-for-sale securities amounted to $283,481,000 with a net unrealized gain of $1,321,000.

During the three-month period ended June 30, 2003, $82,260,000 of securities available-for-sale were sold for a net gain of $709,000 as compared to $28,053,000 of securities available-for-sale sold for a net gain of $294,000 for the same period in 2002. Most of the securities sold were agency mortgage-backed bonds, fixed rate agency bonds and equities. These securities were replaced with shorter term agency mortgage-backed securities, agency bonds with step-up features and other equity securities. The purpose of these sales was to shorten the investment portfolio, reduce interest-rate risk and reposition the equity portfolio.

During the six-month period ended June 30, 2003, $133,168,000 of securities available-for-sale were sold for a net gain of $1,474,000 as compared to $48,244,000 of securities available-for-sale sold for a net gain of $663,000 for the same time period in 2002. Most of the securities sold were longer term agency mortgage-backed bonds, fixed rate agency bonds and equity securities. These securities were replaced with shorter-term agency mortgage-backed securities, fixed rate agency bonds, agency bonds with step-up features and equities. The purpose of these sales was to shorten the investment portfolio and reduce the Company's interest rate risk and reposition the equity portfolio.

Held-to-maturity securities totaling $68,277,000 at June 30, 2003 are carried at amortized cost. At December 31, 2002, the held-to-maturity securities totaled $30,297,000. The Company has the intent and ability to hold the held-to-maturity securities until maturity. The Company, at June 30, 2003, did not hold any securities identified as derivatives.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital of at least 4% and total capital, Tier I and Tier 2, of 8% of risk-adjusted assets and of Tier 1 capital of at least 4% of average assets (leverage ratio). Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The $15 million of trust preferred securities issued by Statutory Trust I are included in Tier 1 capital. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the allowance for possible loan losses. Management believes, that as of June 30, 2003, the Company and the Bank met all capital adequacy requirements to which they were subject.


CAPITAL RATIOS

===============================================================================================================================
                                                                  Required                      To Be Well Capitalized
                                                                For Capital                     Under Prompt Corrective
                                       Actual                 Adequacy Purposes                 Action Provisions
                           ---------------------------  -----------------------------------------------------------------------
(Dollars in Thousands)
  At June 30, 2003                 Amount  Ratio              Amount         Ratio            Amount                Ratio
===============================================================================================================================

Total Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)       $ 58,035  17.91%         $ 25,927           8.00%                    -
    Bank                          $ 47,167  14.79%         $ 25,513           8.00%             $ 31,891             10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company, (Consolidated)       $ 53,076  16.38%         $ 12,963           4.00%                    -
    Bank                          $ 42,939  13.46%         $ 12,756           4.00%             $ 19,135              6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company, (Consolidated)       $ 53,076   8.47%         $ 25,068           4.00%                    -
    Bank                          $ 42,939   6.91%         $ 24,869           4.00%             $ 31,087              5.00%

===============================================================================================================================
                                                             Required                        To Be Well Capitalized
                                                            For Capital                      Under Prompt Corrective
                                        Actual              Adequacy Purposes                    Action Provisions
                           ---------------------------- -----------------------------------------------------------------------
(Dollars in Thousands)
  At December 31, 2002              Amount  Ratio          Amount         Ratio            Amount                Ratio
===============================================================================================================================

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

----------------------------------------------------------------------------------------------------------------------------


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

At June 30, 2003, cash, due from banks, Federal funds sold and interest bearing deposits with banks totaled $37,850,000, and securities maturing within one year totaled $117,000. At December 31, 2002, cash, due from banks, Federal funds sold and interest bearing deposits with banks, totaled $27,743,000, and securities maturing within one year were $1,033,000. Securities sold under an agreement to repurchase totaled $7,198,000 at June 30, 2003 and $8,801,000 at December 31, 2002. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The Bank had interest bearing demand deposits at the Federal Home Loan Bank of Pittsburgh in the amount of $12,721,000 at June 30, 2003 and $4,968,000 at December 31, 2002. These deposits are included in due from banks on the Company's financial statements. As a result of this relationship, the Company places most of its short-term funds at the Federal Home Loan Bank of Pittsburgh. There were $2,000,000 in Federal funds sold at June 30, 2003 and at December 31, 2002.

The Federal Home Loan Bank of Pittsburgh provided the Bank with a line of credit in the amount of $25,000,000 at June 30, 2003, subject to certain collateral requirements. The Bank had no short-term (overnight) borrowings against this line at June 30, 2003 and December 31, 2002.

The Company had long-term debt from the Federal Home Loan Bank of Pittsburgh totaling $66,152,000 at June 30, 2003 and $67,921,000 at December 31, 2002. The
loans are secured by the Bank's residential real estate loans and investment securities. These funds were used to fund residential real estate loans, community reinvestment projects and securities in the investment portfolio.

The loans outstanding are as follows:



------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Interest
                                            Balance at:            Balance at:                             Rate at:
           Date             Original         June 30,              December 31,          Due               June 30,
        Originated          Amount            2003                    2002               Date                2003
---------------------     --------------   --------------       --------------     ------------------  -------------------------

October 1998                    $ 7,000          $ 7,000              $ 7,000           October 2008         4.86%           (1)
August 1999                      10,000           10,000               10,000            August 2004         6.06%           (2)
August 2000                      12,000           12,000               12,000            August 2010         6.23%           (3)
November 2001                       805              790                  795          November 2016         6.43%           (5)
December 2001                     5,000            5,000                5,000           January 2007         4.45%           (4)
February 2002                        90               89                   89          February 2017         5.65%           (5)
October 2002                      3,050            2,996                3,037           October 2007         3.18%           (5)
December 2002                    15,000           13,596               15,000          December 2007         2.90%           (5)
December 2002                    10,000           10,000               10,000          December 2007         3.21%           (6)
December 2002                     5,000            4,681                5,000          December 2009         3.40%           (5)
                          --------------   --------------       --------------

                               $ 67,945         $ 66,152             $ 67,921
                          ==============   ==============       ==============

------------------------------------------------------------------------------------------------------------------------------------




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

--------------------------------------------------------------------------------

On June 26, 2002, the Company issued $15,000,000 of subordinated debentures to First Colonial Statutory Trust I and the Statutory Trust I issued $15,000,000 in pooled trust preferred securities. The subordinated debentures are the sole asset of the Statutory Trust. The Trust Preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (4.46% at June 30, 2003 and 4.85% at December 31, 2002) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2032, and may be redeemed at the option of the Company on or after June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The net proceeds of the trust preferred securities are to be used to support the Company's growth and expansion plans and other general corporate purposes.

The Company also has an obligation as a party to the Employee Stock Ownership Plan (ESOP) debt. There were four loans to ESOP as June 30, 2003 and December 31, 2002. The total outstanding on these loans was $1,093,000 at June 30, 2003 and December 31, 2002.

The ESOP loans outstanding at June 30, 2003 and December 31, 2002 are as follows:

---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------
                                                                                               Interest
                                          Balance at:      Balance at:                         Rate at:
    Date               Original           June 30,         December 31,           Due          March 31,
 Originated             Amount             2003               2002                Date            2003
--------------        ------------      ------------      -------------        ------------    ------------

April 1998                  $ 500             $ 175              $ 175         October 2005       4.25%
February 1999               1,000               800                800         October 2018       4.25%
October 2000                   72                58                 58         October 2010       4.25%
December 2000                 100                60                 60         October 2005       4.25%
                      ------------      ------------      -------------

                          $ 1,672           $ 1,093            $ 1,093
                      ============      ============      =============

The interest rates on these loans are variable at the Bank's prime rate.
---------------------------------------------------------------------------------------------------------------



Cash flows for the six months ended June 30, 2003 consisted of cash provided by financing activities of $30,511,000 and cash provided by operating activities of $10,825,000 offset in part by cash used in investing activities of $39,075,00. The result was a net increase in cash and cash equivalents of $2,261,000.

Cash provided by operating activities was the result of net income of $1,981,000, proceeds from the sale of residential real estate loans of $29,957,000, amortization of security premiums of $1,206,000, depreciation and amortization of $714,000, the provision for possible loan losses of $575,000, a decrease in other assets of $538,000, a decrease in accrued interest income of $392,000, and amortization of deferred fees on loans of $272,000. These were offset in part by mortgage loans originated for sale of $21,730,000, net gains on the sale of investment securities of $1,474,000, gains on the sale of residential real estate loans of $810,000, a decrease in other liabilities of $301,000, a decrease in accrued interest payable of $178,000, and deferred taxes of $226,000.

Cash provided by financing activities consisted principally of an increase in certificates of deposit of $21,187,000, a net increase in interest and non-interest bearing demand deposits, and savings accounts and money market accounts of $12,343,000, proceeds from the issuance of stock of $964,000, and a decrease in deferred stock compensation of $220,000. These were partially offset by payments on long-term debt of $1,769,000, a decrease in repurchase agreements of $1,603,000, and the payment of cash dividends of $831,000

Cash was used in investing activities for the purchase of securities available-for-sale of $147,348,000, the purchase of securities held-to-maturity of $56,193,000, a net increase in loans of $19,593,000, a net increase in interest-bearing deposits with banks of $7,846,000 and the purchase of premises and equipment of $775,000. These were partially offset by the proceeds from the sale of securities available-for-sale of $133,168,000, proceeds from the maturities of securities available-for-sale of $41,262,000, proceeds from the maturities of securities held-to-maturity of $18,042,000 and proceeds from the sale of other real estate owned of $208,000.

In June, 2003, the Bank opened a new full-service branch office in Northampton Crossings Shopping Center, 3856 Easton-Nazareth Highway (Route 248), in Lower Nazareth Township, Northampton County, Pennsylvania. During the second quarter of 2003, the Bank received final approval from the Officer of the Comptroller of the Currency to establish full-service branches at 2510 MacArthur Road, Whitehall Township, Lehigh County, Pennsylvania and 1504 South Fourth Street in the City of Allentown, Lehigh County, Pennsylvania. It is expected that both of these branches will open during the third quarter of 2003. In addition, the future branch at 29 North Ninth Street in the City of Allentown, Lehigh County, Pennsylvania is expected to open in the third quarter of 2003. The Bank received approval to establish this branch during the first quarter of 2003. The Bank continues to investigate possible locations for additional branches.

The Company recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence. Shareholders' equity at June 30, 2003 was $41,952,000 as compared to $40,314,000 at December 31, 2002, for an increase of $1,638,000 or 4.1%. This increase resulted from net income of $1,981,000, the proceeds from the sale of stock of $964,000, the distribution of the deferred stock compensation of $220,000, reduced in part by a decrease in accumulated other comprehensive income related to a reduction in the unrealized gains in securities available-for-sale of $696,000 and the payment of dividends of $831,000.

On May 16, 2003 the Company paid its 2003 second quarter cash dividend on its common stock of $0.19 per share to shareholders of record on May 2, 2003.

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. This Plan was suspended as of March 5, 2003 as a result of the merger agreement with Keystone Savings Bank. During the first quarter of 2003, 3,771 shares of common stock were purchased from authorized and unissued shares at an average price of $25.99 per share for proceeds of approximately $98,000.

The Company has a Stock Option Plan adopted in 2001, which provides for the granting of options to acquire the Company's common stock for officers, key employees and directors of the Company. In January of 2003, options to purchase 59,950 shares of the Company's common stock at an average price of $23.83 per share were granted to certain officers and

Company directors. The Company also has a non-employee director's stock option plan that was adopted in 1994 and a stock option plan that was adopted in 1986 and the 1996 stock option plan that was adopted in 1996. No new options may be issued under these plans. During the three months ended June 30, 2003, options for 24,204 shares of the Company's common stock issued pursuant to the Plan were exercised at an average price of $20.13 per share. During the first six months of 2003, a total of options for 42,323 shares of the Company's common stock issued pursuant to the Plan were exercised at an average price of $20.46 per share for proceeds of approximately $866,000.

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

ITEM 4.      Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") as of June 30, 2003. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including Scott V. Fainor, the Chief Executive Officer ("CEO") and Reid L. Heeren, the Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its controls and procedures.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accordance with SEC requirements, the CEO and CFO conducted an evaluation of internal control over financial reporting ("Internal Controls") to determine whether any changes in Internal Controls occurred during the quarter that have materially affected or which are reasonably likely to materially affect Internal Controls. Based on this evaluation, there has been no such change during the quarter covered by this report.

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

ITEM 4.         Submission of Matters to a Vote of Security Holders

                None

ITEM 5.         Other Information
                None

ITEM 6.         Exhibits and Reports on Form 8-K
                (a)   Exhibits

                        31.1 Certification pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                        31.2 Certification pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                        32 Certification pursuant to 18 U.S.C. Section 1350 as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b) Reports on Form 8K

                      On April 17, 2003, First Colonial filed a report on Form
                  8-K, which reported under Item 9 the release of its March 31, 2003 earnings. A copy of the release was filed as an exhibit.

                      On April 18, 2003, First Colonial filed a report on Form
                  8-K, which reported under Item 9 the announcement of its second quarter 2003 dividend. A copy of this announcement was filed as an exhibit.

                      On June 5, 2003, First Colonial filed a report on Form
                  8-K, which was reported under Item 9 the announcement of the opening of a new branch office located in the Northampton Crossing Shopping Center in Lower Nazareth Township. A copy of this announcement was filed as an exhibit.

                      On June 11, 2003, First Colonial filed a report on Form
                  8-K, which was reported under Item 9 and 12 the announcement that First Colonial had mailed its first quarter report to shareholders. A copy of the report was filed as an exhibit.

                      On June 11, 2003, First Colonial filed a report on Form
                  8-K, which was reported under Item 9 the announcement of the filing of regulatory applications for the proposed merger of Keystone Savings Bank and Nazareth National Bank and the filing of a registration statement by KNBT Bancorp, Inc. with the Securities and Exchange Commission with respect to an offering of common stock in connection with Keystone's previously announced intent to conduct a mutual-to-stock conversion. A copy of this release was filed as an exhibit.

                      On July 18, 2003, First Colonial filed a report on Form
                  8-K, which reported under Item 9 the release of its June 30, 2003 earnings. A copy of the release was filed as an exhibit.

                      On July 18, 2003, First Colonial filed a report on Form
                  8-K, which reported under Item 9 the announcement of its third quarter 2003 dividend. A copy of this announcement was filed as an exhibit.

                      On July 21, 2003, First Colonial filed a report on Form
                  8-K, which reported under Item 9 the disclosure of certain information concerning the financial position and results of operations of First Colonial Group, Inc. at an for the periods ended June 30, 2003, as well as certain comparison periods, in the Pre-Effective Amendment No. 1 to KNBT Bancorp, Inc.'s Registration Statement on Form S-1. A copy of the disclosure was filed as an exhibit.

                      On July 28, 2003, First Colonial filed a report on Form
                  8-K, which was reported under Item 9 the announcement of plans to open a full-service branch at 1504 S. 4th Street, Allentown in August. A copy of this announcement was filed as an exhibit.

                      On July 29, 2003, First Colonial filed a report on Form
                  8-K, which was reported under Item 5 reporting the Annual Meeting of Shareholders of the Company will be held on October 1, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  FIRST COLONIAL GROUP, INC.


DATE:    August 14, 2003                          BY: /S/  SCOTT V. FAINOR
         ---------------                          ------------------------------
                                                  SCOTT V. FAINOR
                                                  PRESIDENT
                                                 (PRINCIPAL EXECUTIVE OFFICER)


DATE:    August 14, 2003                          BY: /S/  REID L. HEEREN
         ---------------                          ------------------------------
                                                  REID L. HEEREN
                                                  VICE PRESIDENT
                                                 (PRINCIPAL FINANCIAL OFFICER)